Form 10QSB
period 1995-06-30
SYNTHETECH INC
filed 1995-08-14
CIK 749290

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1995

                              OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________to_______________








Commission file number 0-12992




                                SYNTHETECH, INC.
             (Exact name of registrant as specified in its charter)





             Oregon                        84-0845771
      (State or other jurisdiction      (I.R.S. Employer
    of incorporation or organization)   Identification No.)





     1290 Industrial Way, Albany, Oregon          97321
   (Address of principal executive offices)     (Zip Code)


    Registrant's telephone number, including area code:
                                 (503) 967-6575


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



Yes  X    No
   -----    -----

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 7, 1995 was 12,073,062.



     Transitional Small Business Disclosure Format (check):

Yes       No  X
   -----    -----

                         PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements




                                SYNTHETECH, INC.


                                 BALANCE SHEETS
                                 --------------
                                   (unaudited)



                                                                   June 30,       March 31,
                                                                     1995           1995
  --------------------------------                                ---------     ----------

  ASSETS
  ------

  CURRENT ASSETS:
    Cash and cash equivalents                                    $2,414,000     $1,199,000
    Securities available for sale                                   278,000        250,000
    Accounts receivable, less allowance for
     doubtful accounts of $13,000 for both periods                  936,000        840,000
    Inventories                                                   1,655,000      1,581,000
    Prepaid expenses                                                 31,000         54,000
    Deferred income taxes                                            39,000         39,000
    Other current assets                                                  -          7,000
                                                                 ----------     ----------

      TOTAL CURRENT ASSETS                                        5,353,000      3,970,000



  PROPERTY, PLANT AND EQUIPMENT, at cost, net                     1,088,000      1,052,000

  SECURITIES AVAILABLE FOR SALE                                   1,518,000      1,619,000

  OTHER ASSETS                                                       19,000         20,000
                                                                 ----------     ----------

  TOTAL ASSETS                                                   $7,978,000     $6,661,000
                                                                 ----------     ----------
                                                                 ----------     ----------




                        See notes to financial statements.

                                SYNTHETECH, INC.

                                 BALANCE SHEETS
                                 --------------
                                   (unaudited)
                                   (continued)

                                                                   June 30,       March 31,
                                                                     1995           1995
  ------------------------------------                           ----------      ----------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
  CURRENT LIABILITIES:
    Accounts payable and accrued expenses                        $  322,000      $  179,000
    Accrued compensation                                             93,000         160,000
    Income taxes payable                                            480,000          47,000
    Other accrued liabilities                                         4,000          10,000
                                                                 ----------      ----------
     TOTAL CURRENT LIABILITIES                                      899,000         396,000

  DEFERRED INCOME TAXES                                              21,000           6,000

  SHAREHOLDERS' EQUITY:
    Common stock, $.001 par value; authorized
     100,000,000 shares; issued and outstanding,
     12,073,000 and 12,054,000 shares                                12,000          12,000
    Paid-in capital                                               5,212,000       5,196,000
    Unrealized gain on securities available for sale                 52,000          27,000
    Retained earnings                                             1,782,000       1,024,000
                                                                 -----------     ----------

     TOTAL SHAREHOLDERS' EQUITY                                   7,058,000       6,259,000
                                                                 -----------     ----------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $7,978,000      $6,661,000
                                                                 -----------     ----------
                                                                 -----------     ----------


                       See notes to financial statements.

                                SYNTHETECH, INC.


                               STATEMENTS OF INCOME
                               -------------------
                                   (unaudited)



For The Three Month Period Ended June 30                  1995          1994
----------------------------------------              ----------     ----------
REVENUES                                              $2,214,000       $967,000
COST OF SALES                                            747,000        539,000
                                                      ----------     ----------
GROSS PROFIT                                           1,467,000        428,000




RESEARCH AND DEVELOPMENT                                  59,000         32,000
SELLING, GENERAL AND ADMINISTRATIVE                      236,000        167,000
                                                      ----------     ----------

OPERATING EXPENSE                                        295,000        199,000
                                                      ----------     ----------

OPERATING INCOME                                       1,172,000        229,000
OTHER INCOME (EXPENSE)                                    59,000         (8,000)
INTEREST EXPENSE                                               -          6,000
                                                      ----------     ----------


INCOME BEFORE INCOME TAXES                             1,231,000        215,000

PROVISION FOR INCOME TAXES                               473,000         64,000
                                                      ----------     ----------

NET INCOME                                            $  758,000       $151,000
                                                      ----------     ----------
                                                      ----------     ----------

NET INCOME PER COMMON SHARE                                 0.06           0.01
                                                            ----           ----
                                                            ----           ----


SHARES USED IN PER SHARE CALCULATION                  13,115,735     13,088,006
                                                      ----------     ----------
                                                      ----------     ----------

                        See notes to financial statements.

                                SYNTHETECH, INC.
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)

For The Three Month Period Ended June 30                                            1995               1994
----------------------------------------                                        ----------          ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                      $  758,000            $151,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and other                                            47,000              35,000
    Gain on sales of property, plant and equipment                                       -              (3,000)
    Loss on marketable trading securities                                                -              43,000
    Purchases of marketable trading securities                                           -            (381,000)
    Proceeds from sale of marketable trading securities                                  -             354,000
    Accrued interest on securities available for sale                              (28,000)                  -
    Realized gain on sale of securities available for sale                          (8,000)                  -

    (Increase) decrease in assets:
       Accounts receivable, net                                                    (96,000)           (193,000)
       Inventories                                                                 (74,000)            123,000
       Prepaid expenses                                                             23,000              12,000
       Other assets                                                                  8,000                   -

    Increase (decrease) in liabilities:
      Accounts payable, accrued liabilities and income taxes payable               503,000            (115,000)
                                                                                ----------          ----------

       Net cash provided by operating activities                                 1,133,000              26,000
                                                                                ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Property, plant and equipment purchases                                          (82,000)            (36,000)
  Proceeds from sales of property, plant and equipment                                   -               3,000
  Proceeds from sale of securities available for sale                              148,000                   -
                                                                                ----------          ----------
       Net cash used by investing activities                                        66,000             (33,000)
                                                                                ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:


  Principal payments under long-term debt obligations                                    -              (7,000)
  Proceeds from stock option exercises                                              16,000               3,000
                                                                                ----------          ----------
       Net cash provided by (used by) financing activities                          16,000              (4,000)
                                                                                ----------          ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             1,215,000             (11,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 1,199,000             579,000
                                                                                ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $2,414,000            $568,000
                                                                                ----------          ----------
                                                                                ----------          ----------
NON-CASH INVESTING ACTIVITIES:

Unrealized gain on securities available for sale, net of
 deferred taxes of $15,000                                                      $   25,000                   -

                        See notes to financial statements.

NOTE A.   GENERAL AND BUSINESS




          The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech's 1995 Form 10-KSB.

          Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis. For example, provision for income taxes is an estimate of the annual liability pro-rated over the quarters of the fiscal year based on estimates of annual income. Further, all inventory quantities are verified by physically counting the units on hand at least once a year. Normally, most inventories are counted at the end of each month. For those inventories not counted at the end of the quarter, quantities are determined using measured sales and production data for the period.

          The interim period information included herein reflects all adjustments which are, in the opinion of Synthetech management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


NOTE B.   STATEMENTS OF CASH FLOWS


          Supplemental cash flow disclosures for the three month period ended June 30:

          Cash Paid
          ---------
                                          1995         1994
                                          ----         ----
            Income Taxes              $  40,000     $      -
            Interest                  $       -     $  7,586


NOTE C. EARNINGS PER SHARE

     Earnings per share are computed using the weighted average number of common shares and common stock equivalents (stock options and warrants) outstanding during the applicable period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following table sets forth, for the periods indicated, the percentage of revenues by each item included in the Statements of Income.




                             Percentage of Revenues
                             ----------------------
For The Three Month Period Ended June 30         1995         1994
----------------------------------------         ----         ----
  Revenues                                      100.0%       100.0%
  Cost of Sales                                  33.7         55.7
                                                ------       ------
  Gross Profit                                   66.3         44.3

  Research and Development                        2.7          3.3
  Selling, General
    and Administrative                           10.7         17.3
                                                ------       ------

  Operating Expense                              13.4         20.6

  Operating Income                               52.9         23.7
  Other Income (Expense)                          2.7         (0.8)
  Interest Expense                                  -          0.6
                                                ------       ------

  Income Before Income Taxes                     55.6         22.3

  Provision For Income Taxes                     21.4          6.6
                                                ------       ------

  Net Income                                     34.2%        15.7%
                                                ------       ------
                                                ------       ------

REVENUES



     Revenues increased by 129% to $2.21 million in the first quarter of fiscal 1996 from $967,000 in the first quarter of fiscal 1995. Sales of Peptide Building Blocks (PBBs), the Company's primary product line, increased by 173% to $2.17 million in the first quarter of fiscal 1996 from $796,000 for the first three months of fiscal 1995. The growth in revenue during the first quarter of fiscal 1996 as compared to the first quarter of 1995 reflected a significant increase in the number of customers buying substantial amounts of PBBs. These larger sales were predominantly for use as raw materials for drugs in various stages of preclinical and clinical development.

     International sales, mainly to Japan and Western Europe, were $629,000 in the first quarter of fiscal 1996 as compared to $382,000 for the first quarter of fiscal 1995.

     The substantial increase in revenues during the first quarter of fiscal 1996 again demonstrated the continuing potential for fluctuations in sales of products. The Company has not yet established a stable baseload of demand for its products. The Company's products are part of a new and emerging market with sizable fluctuations in orders between periods. In most instances, order or reorder cycles for products are not predictable.
Demand for peptide building blocks is extremely variable since individual clinical trial programs are always subject to significant risk of suspension or early cancellation and only a small percentage of drugs in clinical trial programs are ultimately approved for market use. As a result, the Company expects to continue to see fluctuations in its revenue from period to period. (See "Industry Factors" below.)


GROSS PROFIT

     Gross profit was $1.47 million or 66.3% of revenues in the first quarter of fiscal 1996 as compared to $428,000 or 44.3% of revenues in the first quarter of fiscal 1995. The increase in gross profit as a percentage of revenue resulted from the increased level of revenue combined with the mix of products. The Company expects these factors to continue to fluctuate from period to period and cause variations in gross profit margins. Increased revenues positively effect gross profit margins since a portion of the Company's manufacturing overhead costs are relatively fixed.



OPERATING EXPENSES


     Research and development (R&D) and selling, general and administrative (SG&A) expenses were $295,000 in the first quarter of fiscal 1996 compared to $199,000 in the first quarter of fiscal 1995. As a percentage of revenues, R&D and SG&A expenses decreased to 13.4% in the first quarter of fiscal 1996 from 20.6% in the same period of fiscal 1995 due to the increased level of revenues.


OPERATING INCOME

     Operating income increased to $1.17 million or 52.9% of revenues in the first quarter of fiscal year 1996 compared with $229,000 or 23.7% of revenues in the first quarter of fiscal year 1995.


OTHER INCOME (EXPENSE)

     The $59,000 net other income in the first quarter of fiscal 1996 included $52,000 of interest earnings, an $8,000 recognized gain on the sale of securities available for sale, and $1,000 in miscellaneous expense. The $8,000 net expense in the first quarter of fiscal 1995 included $35,000 of interest earnings, $27,000 in realized losses from the sale of marketable trading securities, a $19,000 write down of the Company's holdings of marketable trading securities, and a $3,000 gain on the sale of equipment. In January, 1995, the Company discontinued its active trading policy with respect to its marketable securities and instead will hold them until maturity unless the Company's cash flow needs or changes in investment markets dictate otherwise.

NET INCOME

     For the first quarter of fiscal 1996 the Company earned $1.23 million before income taxes. A provision for income taxes of $473,000 resulted in net income of $758,000. The Company's effective tax rate for the first quarter was 38.4% compared to 29.8% for the first quarter of fiscal 1995. This increase is primarily attributable to the utilization of all remaining federal net operating loss carryforwards in fiscal 1995.



INDUSTRY FACTORS

     The market for peptide building blocks is driven by the market for the peptide-based drugs in which they are incorporated. Since there are only a handful of approved peptide-based drugs on the market today, this market is still very early in development and a substantial amount of the activity is occurring at the research level. Developments of new biological information are creating additional peptide-based drug candidates. Cost pressures in the pharmaceutical industry, however, have tightened the criteria used to assess drug prospects at all phases of drug development programs.

     As a supplier of building blocks for peptide-based drugs, Synthetech's revenues will be affected by these industry factors. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" peptide building block sales for any particular drug development program. Since the majority of Synthetech's revenue historically has been from peptide building blocks used in drug development programs, the overall impact on Synthetech's business from this cancellation rate will depend, to a large extent, on the rate of new drug development efforts being commenced.

     These industry factors combined with timing of customer and regulatory decisions and other unanticipated events may produce substantial fluctuations in Synthetech's revenue for the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, the Company had working capital of $4.45 million compared to $3.57 million at March 31, 1995. The Company's cash, cash equivalents and short term securities available for sale at June 30, 1995 totaled $2.69 million. In addition, the Company had a $1,000,000 bank line of credit of which there was no amount outstanding at June 30, 1995.

    The increase in accounts receivable to $936,000 at June 30, 1995 from $840,000 at March 31, 1995 reflected the higher level of sales in the quarter. The increase of inventory to $1.66 million at June 30, 1995 from $1.58 million at March 31, 1995 primarily resulted from higher levels of work-in-process inventory partially offset by lower levels of finished products inventory.

     The Company had approximately $82,000 of capital expenditures primarily for equipment and equipment upgrades during the first three months of fiscal 1996. The Company anticipates total capital expenditures for fiscal 1996 to be approximately $350,000. The Company continues to expect to finance these capital expenditures from operations. The Company believes that its existing funds, together with cash flow from operations and proceeds from banking relationships, should be sufficient to meet anticipated funding requirements over the near term. In addition, the Company is continuing to explore the costs associated with building additional plant capacity.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  10.12(1)  1995 Incentive Compensation Plan.

         (b)  No reports on Form 8-K were filed during the quarter.

---------------
(1) Incorporated by reference to Exhibit A of the definitive copy of registrant's Proxy Statement (dated June 7, 1995) for the 1995 Annual Meeting of Shareholders

                                 SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   SYNTHETECH, INC.
                                   ----------------
                                     (Registrant)



Date:  August 11, 1995             /s/  M. Sreenivasan
                                   -------------------
                                   M. Sreenivasan
                                   President & C.E.O.




Date:  August 11, 1995             /s/  Charles B. Williams
                                   ------------------------
                                   Charles B. Williams
                                   Vice President, Finance
                                   and Administration,
                                   Chief Accounting Officer