Form 10QSB
period 1995-09-30
SYNTHETECH INC
filed 1995-11-13
CIK 749290

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1995

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Yes  X    No_____

	The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 9, 1995 was 12,278,672.

	Transitional Small Business Disclosure Format (check):

Yes       No  X

                           PART I.  FINANCIAL INFORMATION

	Item 1.  Financial Statements



	                              SYNTHETECH, INC.


	                              BALANCE SHEETS
	                              --------------
	                                (unaudited)

	 	                                         September 30,     March 31,
                                         	       1995		         1995
	-----------------------------------------  	----------- 	   -----------

	             ASSETS
	             ------

	CURRENT ASSETS:
	  Cash and cash equivalents	                  $2,371,000		    $1,199,000
	  Securities available for sale	                 248,000	       	250,000
	  Accounts receivable, less allowance for
	   doubtful accounts of $15,000 for September
	   and $13,000 for March	                      1,252,000       		840,000
	  Inventories	                                 1,574,000	     	1,581,000
	  Prepaid expenses	                               89,000	        	54,000
	  Deferred income taxes	                          39,000	        	39,000
	  Other current assets	                            1,000         		7,000
		                                             ----------	       --------
	    TOTAL CURRENT ASSETS	                      5,574,000		     3,970,000


	PROPERTY, PLANT AND EQUIPMENT, at cost, net	   1,119,000	 	    1,052,000

	SECURITIES AVAILABLE FOR SALE	                 1,514,000		     1,619,000

	OTHER ASSETS	                                     16,000	        	20,000
		                                             ----------	       --------
	TOTAL ASSETS	                                 $8,223,000		    $6,661,000
		                                             ==========	     ==========

	                   See notes to financial statements.

                               SYNTHETECH, INC.

	                              BALANCE SHEETS
	                              --------------
	                                (unaudited)
	                                (continued)

		                                              September 30,  March 31,
                                     	 	             1995	 	     1995
	-----------------------------------------	      ------------	------------

	  LIABILITIES AND SHAREHOLDERS' EQUITY
	  ------------------------------------


	CURRENT LIABILITIES:
	  Accounts payable and accrued expenses	         $  315,000		 $  179,000
	  Accrued compensation	                             195,000	    	160,000
	  Income taxes payable	                              33,000	     	47,000
	  Other accrued liabilities	                          4,000	     	10,000
		                                               -----------	 -----------
	    TOTAL CURRENT LIABILITIES	                      547,000	    	396,000


	DEFERRED INCOME TAXES	                               19,000		      6,000


	SHAREHOLDERS' EQUITY:
	  Common stock, $.001 par value; authorized
	   100,000,000 shares; issued and outstanding,
	   12,279,000 and 12,054,000 shares	                 12,000		     12,000
	  Paid-in capital	                                5,387,000  		5,196,000
	  Employee notes receivable and deferred
    compensation	                                    (91,000)		         -
	  Unrealized gain on securities
    available for sale	                               49,000	     	27,000
	  Retained earnings	                              2,300,000	  	1,024,000
	 	                                              ----------- 	-----------
	    TOTAL SHAREHOLDERS' EQUITY	                   7,657,000	  	6,259,000
		                                               -----------	 -----------
	TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	      $8,223,000	 	$6,661,000
		                                               ===========   ==========

	                   See notes to financial statements.

	 		                           SYNTHETECH, INC.

									                  STATEMENTS OF OPERATIONS
                           ------------------------
 	 	                              (unaudited)

			                             For the Three Months    For the Six Months
		                               Ended September 30,    Ended September 30,
	 		                            1995 	       1994		       1995		      1994
	---------------------	       ---------	   ---------	  ---------	   ---------
	REVENUES	                   $1,976,000   $1,230,000  $4,190,000   $2,196,000
	COST OF SALES	                 939,000      623,000   1,686,000    1,161,000
			                           ---------    ---------   ---------    ---------
	GROSS PROFIT	                1,037,000      607,000   2,504,000    1,035,000


	RESEARCH AND DEVELOPMENT        62,000       44,000     121,000       76,000
	SELLING, GENERAL AND
  ADMINISTRATIVE                198,000      191,000     434,000      358,000
		                            ---------    ---------   ---------     --------
	OPERATING EXPENSE	             260,000      235,000     555,000      434,000
		                            ---------    ---------   ---------     --------
	OPERATING INCOME	              777,000      372,000   1,949,000      601,000
	OTHER INCOME	                   63,000       17,000     122,000        9,000
	INTEREST EXPENSE	                    -        9,000           -       14,000
		                            ---------    ---------   ---------     --------
	INCOME BEFORE INCOME TAXES     840,000      380,000   2,071,000      596,000

	PROVISION FOR INCOME TAXES     322,000      114,000     795,000      179,000
		                           ----------    ---------    --------     --------
	NET INCOME	                 $  518,000   $  266,000  $1,276,000   $  417,000
		                           ==========   ==========  ==========   ==========

	NET INCOME PER COMMON SHARE      $0.04        $0.02       $0.09        $0.03
	 	                               =====        =====       =====        =====

	SHARES USED IN PER SHARE
	 CALCULATION                13,754,285   13,057,053  13,658,262   13,020,416
		                           ==========   ==========  ==========   ==========

		               See notes to financial statements.

 	                              SYNTHETECH, INC.

	                           STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)

	For The Six Month Period Ended September 30		            1995       1994
	-------------------------------------------	          ----------  ----------
	CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                           $1,276,000  $  417,000
	Adjustments to reconcile net income to
	  net cash provided by operating activities:
	    Depreciation, amortization and other                  97,000      72,000
	    Amortization of deferred compensation                 11,000           -
	    Gain on sales of property, plant and equipment             -      (6,000)
	    Loss on marketable trading securities	             	       -      58,000
	    Purchases of marketable trading securities                 -    (925,000)
	    Proceeds from sale of marketable trading securities        -     870,000
	    Accrued interest on securities available for sale     (2,000)          -
	    Accrued interest on employee notes receivable         (1,000)          -
	    Realized gain on sale of securities available for
	      sale	                                               (8,000)          -
	    (Increase) decrease in assets:
	      Accounts receivable, net	                         (412,000)   (435,000)
	      Inventories	                                         7,000     113,000
	      Prepaid expenses	                                  (35,000)    (14,000)
	      Other assets	                                       10,000           -
	    Increase (decrease) in liabilities:
	      Accounts payable, accrued liabilities and
	        income taxes payable	                            151,000      55,000
		                                                     ----------   ---------
	   Net cash provided by operating activities	          1,094,000     205,000
		                                                     ----------   ---------
	CASH FLOWS FROM INVESTING ACTIVITIES:
	   Property, plant and equipment purchases	             (161,000)    (79,000)
	   Proceeds from sales of property, plant and equipment        -       6,000
	   Proceeds from sale of securities available for sale   148,000           -
	   Employee notes receivable                             (80,000)          -
	 	                                                    ----------   ---------
	   Net cash used by investing activities	                (93,000)    (73,000)
	 	                                                    ----------   ---------
	CASH FLOWS FROM FINANCING ACTIVITIES:
	   Principal payments under long-term debt obligations         -     (15,000)
	   Proceeds from stock option exercises	                 171,000      10,000
	 	                                                    ----------   ---------
	   Net cash provided by (used by) financing activities   171,000      (5,000)
	 	                                                    ----------   ---------
	NET INCREASE IN CASH AND CASH EQUIVALENTS	             1,172,000     127,000
	CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       1,199,000     580,000
		                                                     ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $2,371,000  $  707,000
	 	                                                    ==========  ==========
	NON-CASH INVESTING ACTIVITIES:
	Unrealized gain on securities available for sale,
	  net of deferred taxes of $13,000                        22,000           -

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

	     Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis. For example, provision for income taxes is an estimate of the annual liability pro-rated over the quarters of the fiscal year based on estimates of annual income. Further, all inventory quantities are verified by physically counting the units on hand at least once a year. Normally, selected inventories are counted at the end of each quarter. For those inventories not counted at the end of the quarter, quantities are determined using measured sales and production data for the period.

	     The interim period information included herein reflects all adjustments which are, in the opinion of Synthetech management, necessary for a fair statement of the results of the respective interim periods.  Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

NOTE B.   STATEMENTS OF CASH FLOWS

	     Supplemental cash flow disclosures for periods ended September 30:

		Cash Paid
  ---------                  Three Months  		      Six Months
                           	1995     1994      		1995	   	1994

	        Income Taxes   $ 769,000  $ 34,000  $ 809,000  $ 34,000
	        Interest	      $       -  $  9,000  $       -  $ 16,000

NOTE C. EARNINGS PER SHARE

	Earnings per share are computed using the weighted average number of common shares and common stock equivalents (stock options and warrants) outstanding during the applicable period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


	The following table sets forth, for the periods indicated, the percentage of revenues by each item included in the Statements of Operations.

                                          Percentage of Revenues
						                               Three Months        Six Months
					                              Ended September 30,  Ended September 30,
	                         			          1995	   1994         1995    1994
                                      -----   -----        -----   -----
  Revenues				                        100.0%  100.0%        100.0%  100.0%
  Cost of Sales			                     47.5    50.7          40.2    52.9
                                      -----   -----         -----   -----
    Gross Profit			                    52.5    49.3          59.8    47.1

  Research and Development	             3.2     3.6           2.9     3.5
  Selling, General
    and Administrative		               10.0    15.5          10.4    16.3
                                      -----   -----         -----   -----
    Operating Expense                  13.2    19.1          13.3    19.8

    Operating Income		                 39.3    30.2          46.5    27.3
    Other Income			                     3.2     1.4           2.9     0.4
    Interest Expense                      -     0.7             -     0.6
                                      -----   -----         -----   -----
    Income Before Income Taxes         42.5    30.9          49.4    27.1

    Provision For Income Taxes         16.3     9.3          19.0     8.2
                                      -----   -----         -----   -----
	Net Income			                         26.2%   21.6%         30.4%   18.9%
					                                 ======  ======        ====== 	======


Revenues
--------

	Synthetech revenues grew by 61% to $1.98 million in the second quarter of fiscal 1996 from $1.23 million in the second quarter of fiscal 1995.
Revenues were $4.19 million in the first half of fiscal 1996, a 91% increase from revenues of $2.20 million in the first half of fiscal 1995. Sales of peptide building blocks, the Company's primary product line, were up 84% for the second quarter of fiscal 1996 over the second quarter of fiscal 1995, and were up 122% in the current first half compared to the first half of fiscal
1995.

	International revenues, mainly to Japan and Western Europe, were $523,000 in the second quarter of fiscal 1996 as compared to $163,000 for the second quarter of fiscal 1995.  First half international revenues for fiscal 1996 were $1.15 million compared to $547,000 for the first half of fiscal 1995.

	The substantial increase in revenues during the second quarter and first half of fiscal 1996 again demonstrated the continuing potential for fluctuations in sales of products. The Company has not yet established a stable baseload of demand for its products. The Company's products are part of a new and emerging market with sizable fluctuations in orders between periods. In most instances, order or reorder cycles for products are not predictable. Demand for peptide building blocks is extremely variable since individual clinical trial programs are always subject to significant risk of suspension or early cancellation and only a small percentage of drugs in clinical trial programs are ultimately approved for market use. As a result, the Company expects to continue to see fluctuations in its revenue from period to period. (See "Industry Factors" below.)


Gross Profit
------------

	Gross profit increased to $1.04 million in the second quarter of fiscal 1996 from $607,000 in the second quarter of fiscal 1995.  As a percent of sales, gross profit increased to 53% in the second quarter of fiscal 1996 from 49%
for the same period last year.  Gross profit increased to $2.5 million or
60% of revenues in the first half of fiscal 1996 from $1.04 million or 47%
of revenues for the same period of fiscal 1995.  The increase in gross profit as a percentage of revenue resulted from the increased level of revenue combined with the mix of products.  The Company expects these factors to continue to fluctuate from period to period and cause variations in gross profit margins.  Increased revenues positively affect gross profit margins since a portion of the Company's manufacturing overhead costs are relatively fixed.

Operating Expenses
------------------

	Research and development (R&D) and selling, general and administrative (SG&A) expenses were $260,000 in the second quarter of fiscal 1996 compared to $235,000 in the second quarter of fiscal 1995. As a percentage of sales, R&D and SG&A expenses decreased to 13% in the second quarter of fiscal 1996 from 19% in the same period of fiscal 1995. R&D and SG&A expenses increased to $555,000 in the first half of fiscal 1996 from $434,000 in fiscal 1995.
The percentage of sales for R&D and SG&A expenses decreased to 13% in the first half of fiscal 1996 from 20% in the same period of fiscal 1995. While operating expenses have increased reflecting increased staffing and other costs associated with the Company's growth, operating expenses as a percent of revenues have decreased significantly.



Operating Income
----------------

	Operating income increased to $777,000 or 39% of revenues in the second quarter of fiscal 1996 from $372,000 or 30% for the same period last year.
For the first half of fiscal 1996 operating income increased to $1.95 million or 47% of revenues compared with $601,000 or 27% for the first half of fiscal 1995.


Other Income
------------

	The $63,000 net other income in the second quarter of fiscal 1996 came from interest earnings.  The $17,000 net other income in the second quarter of fiscal 1995 primarily included $37,000 of interest earnings and $16,000 in realized losses from the sale of marketable trading securities.  The $122,000 net other income for the first half of fiscal 1996 primarily included
$115,000 of interest earnings and an $8,000 recognized gain on the sale of securities available for sale.  The $9,000 net other income in the first half of fiscal 1995 primarily included $74,000 of interest earnings, $44,000 in realized losses from the sale of marketable trading securities, and a
$22,000 write down of the Company's holdings of marketable trading securities.  In January, 1995, the Company discontinued its active trading policy with respect to its marketable securities and instead will hold them until maturity unless the Company's cash flow needs or changes in investment markets dictate otherwise.

Net Income
----------

	For the second quarter and first half of fiscal 1996, the Company earned $840,000 and $2.07 million before income taxes, respectively. A provision for income taxes of $322,000 resulted in net income of $518,000 for the second quarter and a provision for income taxes of $795,000 resulted in net income of $1.28 million for the six month period. The Company's effective tax rate for the second quarter and six months was 38% compared to 30% for the second quarter and six months of fiscal 1995. This increase is primarily attributable to utilization of all remaining federal net operating loss carryforwards in fiscal year 1995.


Industry Factors
----------------

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

Capital Resources and Liquidity
-------------------------------

	With the Company approaching manufacturing capacity constraints in its existing facility, the Company has announced plans to construct a new plant to increase its capacity to produce pharmaceutical intermediates. The
Company is currently developing the plant design and expects overall engineering, construction and equipment costs to be approximately $5 million. The new plant is expected to be completed around the end of fiscal 1997.

	The Company had approximately $161,000 of capital expenditures primarily for equipment and equipment upgrades during the first half of fiscal 1996.
The Company now anticipates total capital expenditures for fiscal 1996 to be approximately $1 million which includes expenditures associated with the plant expansion. The Company believes that its existing funds, together with cash flow from operations and proceeds from banking relationships, should be sufficient to meet anticipated funding requirements over the near term.

	At September 30, 1995, the Company had working capital of $5.03 million compared to $3.57 million at March 31, 1995. The Company's cash and cash equivalents, and marketable securities at September 30, 1995 totaled
$2.62 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at September 30, 1995.

	The increase in accounts receivable to $1.25 million at September 30, 1995 from $840,000 at March 31, 1995 primarily reflected the higher level of sales in the quarter.

Item 4.  Submission of Matters to a Vote of Security-Holders.

	The Company held its Annual Meeting of Shareholders on July 18, 1995. At that meeting, the following proposals were approved by the shareholders:

Proposal #1:  Election Of Directors
	Name					                                  For  	    Withheld
	                                       ----------    --------
	Paul C. Ahrens				                     10,747,949	     66,626
	Howard L. Farkas			                    10,747,484	     67,091
	Page E. Golsan III			                  10,748,289	     66,286
	M. ("Sreeni") Sreenivasan	             10,747,089     	67,486

Proposal #2  1995 Incentive Compensation Plan
                 	       	For 		   Against		 Abstain		  Not Voted
                       ---------   -------   -------    ---------
		                     7,091,074 	 558,253		 75,214		   3,090,034

Item 6.  Exhibits and Reports on Form 8-K

         (b)  Reports on Form 8-K

On September 19, 1995, the Company filed with the Commission a Current Report on Form 8-K to report plans to construct a new plant.

                                SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          							SYNTHETECH, INC.
							                          (Registrant)



Date:  November 9, 1995           /s/  M. Sreenivasan
                           							M. Sreenivasan
			  				                         President & C.E.O.



Date:  November 9, 1995         	/s/  Charles B. Williams
                      											Charles B. Williams
						                          	Vice President, Finance
						                          	and Administration,
							                          Chief Accounting Officer