Form 10QSB
period 1995-12-31
SYNTHETECH INC
filed 1996-02-09
CIK 749290

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-QSB


   (Mark One)

   [ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
		   THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended December 31, 1995

                                      OR

   [   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

   Yes  X    No_____

    	The number of shares of the registrant's common stock, $.001 par value, outstanding as of February 5, 1996 was 12,302,411.

    	Transitional Small Business Disclosure Format (check):

   Yes       No  X

                           PART I.  FINANCIAL INFORMATION

	Item 1.  Financial Statements



	                              SYNTHETECH, INC.
								                        BALANCE SHEETS
	                               --------------

		                                            (unaudited)
	 	                                           December 31,	  March 31,
	 	                                              1995		         1995
	-----------------------------------------   	-----------	   -----------

	             ASSETS
	             ------

	CURRENT ASSETS:
	  Cash and cash equivalents	                 $3,107,000		    $1,199,000
	  Securities available for sale	                261,000	       	250,000
	  Accounts receivable, less allowance for
	   doubtful accounts of $15,000 for December
	   and $13,000 for March	                     1,539,000		       840,000
	  Inventories	                                1,766,000	     	1,581,000
	  Prepaid expenses	                              95,000	        	54,000
	  Deferred income taxes	                         39,000        		39,000
	  Other current assets	                           1,000		         7,000
		                                             ---------	       --------
	    TOTAL CURRENT ASSETS	                     6,808,000		     3,970,000


	PROPERTY, PLANT AND EQUIPMENT, at cost, net	  1,150,000	     	1,052,000

	SECURITIES AVAILABLE FOR SALE	                1,021,000	     	1,619,000

	OTHER ASSETS	                                    16,000		        20,000
		                                             ---------	       --------
	TOTAL ASSETS	                                $8,995,000		    $6,661,000
		                                            ==========	     ==========

	                   See notes to financial statements.
<Page
                              SYNTHETECH, INC.

	                              BALANCE SHEETS
	                              --------------
	                               (continued)

		                                            (unaudited)
		                                            December 31,	   March 31,
	 	                                               1995	  	     1995
	-----------------------------------------   	------------	------------

	  LIABILITIES AND SHAREHOLDERS' EQUITY
	  ------------------------------------


	CURRENT LIABILITIES:
	  Accounts payable and accrued expenses	      $ 228,000		  $ 179,000
	  Accrued compensation	                         266,000	    	160,000
	  Deferred Revenue                               98,000	           -
	  Income taxes payable	                          14,000		     47,000
	  Other accrued liabilities	                      6,000		     10,000
		                                             ---------		 ----------
	    TOTAL CURRENT LIABILITIES	                  612,000		    396,000


	DEFERRED INCOME TAXES	                           11,000		      6,000


	SHAREHOLDERS' EQUITY:
	  Common stock, $.001 par value; authorized
	   100,000,000 shares; issued and outstanding,
	   12,284,000 and 12,054,000 shares	             12,000	     	12,000
	  Paid-in capital	                            5,392,000		  5,196,000
	  Employee notes receivable and deferred
    compensation	                                (87,000)		         -
	  Unrealized gain on securities
    available for sale	                           36,000		     27,000
	  Retained earnings	                          3,019,000	  	1,024,000
	 	                                            ---------   ----------
	    TOTAL SHAREHOLDERS' EQUITY	               8,372,000		  6,259,000
		                                             ---------  	----------
	TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	  $8,995,000	 	$6,661,000
		                                            ==========   ==========

	                   See notes to financial statements.

	    	                     	   SYNTHETECH, INC.

		                           STATEMENTS OF INCOME
				 	 	                     --------------------
                        		 	     (unaudited)

			                           For the Three Months	    For the Nine Months
		                             Ended December 31,	     Ended December 31,
	 		                           1995	         1994		      1995   		    1994
	---------------------      ----------	  ----------	 ----------	  ----------
	REVENUES	                  $2,039,000   $1,578,000  $6,229,000   $3,774,000
	COST OF SALES	                862,000      625,000   2,548,000    1,786,000
			                          ---------    ---------   ---------    ---------
	GROSS PROFIT	               1,177,000      953,000   3,681,000    1,988,000


	RESEARCH AND DEVELOPMENT       41,000       31,000     162,000      108,000
	SELLING, GENERAL AND
  ADMINISTRATIVE               186,000      181,000     620,000      538,000
		                           ---------    ---------   ---------     --------
	OPERATING EXPENSE	            227,000      212,000     782,000      646,000
		                           ---------    ---------   ---------     --------
	OPERATING INCOME	             950,000      741,000   2,899,000    1,342,000
	OTHER INCOME	                 101,000       10,000     223,000       19,000
	INTEREST EXPENSE	                   -        9,000           -       23,000
		                           ---------    ---------   ---------     --------
	INCOME BEFORE INCOME TAXES  1,051,000      742,000   3,122,000    1,338,000

	PROVISION FOR INCOME TAXES    331,000      222,000   1,126,000      401,000
		                          ----------    ---------   ---------     --------
	NET INCOME	                $  720,000   $  520,000  $1,996,000   $  937,000
		                          ==========   ==========  ==========   ==========

	NET INCOME PER COMMON SHARE     $0.05        $0.04       $0.15        $0.07
	 	                              =====        =====       =====        =====

	SHARES USED IN PER SHARE
	 CALCULATION               13,814,185   12,895,037  13,731,711   12,964,542
		                          ==========   ==========  ==========   ==========

                                   See notes to financial statements.

	                              SYNTHETECH, INC.

	                           STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)


	For The Nine Month Period Ended December 31		            1995       1994
	-------------------------------------------	         ----------  ----------
	CASH FLOWS FROM OPERATING ACTIVITIES:
	Net income	                                          $1,996,000  $ 937,000
	Adjustments to reconcile net income to
	  net cash provided by operating activities:
	    Depreciation, amortization and other                147,000    111,000
	    Amortization of deferred compensation                14,000          -
	    Gain on sales of property, plant and equipment            -    (15,000)
	    Loss on marketable trading securities		                   -     95,000
	    Purchases of marketable trading securities                -   (988,000)
	    Proceeds from sale of marketable trading securities       -    906,000
	    Accrued interest on securities available for sale   (11,000)         -
	    Realized gain on sale of securities available for
	      sale	                                             (44,000)         -
	    (Increase) decrease in assets:
	      Accounts receivable, net	                        (699,000)  (367,000)
	      Inventories	                                     (185,000)   159,000
	      Prepaid expenses	                                 (41,000)   (25,000)
	      Other assets	                                       7,000          -
	    Increase (decrease) in liabilities:
	      Accounts payable, accrued liabilities and
	        income taxes payable	                           118,000    182,000
       Deferred revenue	                                  98,000          -
		                                                    ----------   --------
	   Net cash provided by operating activities	         1,400,000    995,000
		                                                    ----------  ---------
	CASH FLOWS FROM INVESTING ACTIVITIES:
	   Property, plant and equipment purchases	            (245,000)  (190,000)
	   Proceeds from sales of property, plant and equipment       -     15,000
	   Proceeds from sale of securities available for sale  658,000          -
	   Employee notes receivable                            (80,000)         -
	 	                                                    ---------- ----------
	   Net cash provided by (used by) investing activities  333,000   (175,000)
	 	                                                    ---------- ----------
	CASH FLOWS FROM FINANCING ACTIVITIES:
	   Principal payments under long-term debt obligations        -    (22,000)
	   Proceeds from stock option exercises	                175,000     37,000
	 	                                                   ----------  ---------
	   Net cash provided by financing activities            175,000     15,000
	 	                                                   ----------  ---------
	NET INCREASE IN CASH AND CASH EQUIVALENTS	            1,908,000    835,000
	CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      1,199,000    580,000
		                                                     ---------- ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $3,107,000 $1,415,000
	NON-CASH INVESTING ACTIVITIES:                       ========== ==========
	Unrealized gain on securities available for sale,
	  net of deferred taxes of $5,000                    $    9,000          -

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

NOTE B.   STATEMENTS OF CASH FLOWS

	     Supplemental cash flow disclosures for periods ended December 31:

		Cash Paid
                               Three Months		            Nine Months
                             1995        1994	         1995	      1994

	        Income Taxes     $ 351,000    $ 65,000    $ 1,160,000  $ 99,000
	        Interest	        $       -    $  9,000    $         -  $ 25,000


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

                                      Percentage of Revenues
						                          Three Months          Nine Months
					                         Ended December 31,   Ended December 31,
	                   			          1995	   1994          1995    1994

  Revenues				                  100.0%  100.0%        100.0%  100.0%
  Cost of Sales			               42.3    39.6          40.9    47.3
                                -----   -----         -----   -----
    Gross Profit		             	 57.7    60.4          59.1    52.7

  Research and Development	       2.0     2.0           2.6     2.9
  Selling, General
    and Administrative		          9.1    11.5          10.0    14.3
                                -----   -----         -----   -----
    Operating Expense            11.1    13.5          12.6    17.2

    Operating Income	          	 46.6    46.9          46.5    35.5
    Other Income			               5.0     0.6           3.6     0.5
    Interest Expense                -     0.6             -     0.6
                                -----   -----         -----   -----
    Income Before Income Taxes   51.6    46.9          50.1    35.4

    Provision For Income Taxes   16.2    14.1          18.1    10.6
                                -----   -----         -----   -----
	     Net Income			              35.4%   32.8%         32.0%   24.8%
					                           ======  ======        ======	 ======

Revenues

	Synthetech revenues grew by 29% to $2.04 million in the third quarter of fiscal 1996 from $1.58 million in the third quarter of fiscal 1995. Revenues were $6.23 million for the nine months of fiscal 1996, a 65% increase from revenues of $3.77 million for the nine months of fiscal 1995. Sales of peptide building blocks (PBBs), the Company's primary product line, were up 34% for the third quarter of fiscal 1996 over the third quarter of fiscal 1995, and were up 82% in the current nine months compared to the nine months of fiscal 1995.

	International revenues, mainly to Japan and Western Europe, were $383,000 in the third quarter of fiscal 1996 as compared to $249,000 for the third quarter of fiscal 1995. International revenues for the nine months of fiscal 1996 were $1.54 million compared to $796,000 for the nine months of fiscal 1995.

     Revenues for the third quarter and the nine months of fiscal 1996 included sales of a particular PBB of $295,000 and $1.06 million, respectively. This PBB is being used in late stage clinical trials by a pharmaceutical company and, in January 1996, this company increased its calendar year 1996 commitment to purchase the PBB to $2.7 million. Sales of this magnitude relative to the Company's aggregate revenues demonstrate the continuing potential for fluctuations in revenues from period to period. The Company has not yet established a stable baseload of demand for its products. The Company's products are part of a new and emerging market with sizable fluctuations in orders between periods. In most instances, order or reorder cycles for products are not predictable. Demand for PBBs is extremely variable since individual clinical trial programs are always subject to significant risk of suspension or early cancellation and only a small percentage of drugs in clinical trial programs are ultimately approved for market use. As a result, the Company expects to continue to see fluctuations in its revenue from period to period. (See "Industry Factors" below.)


Gross Profit

	Gross profit increased to $1.18 million in the third quarter of fiscal 1996 from $953,000 in the third quarter of fiscal 1995. As a percent of sales, gross profit declined to 58% in the third quarter of fiscal 1996 from 60% for the same period last fiscal year. Gross profit increased to $3.68 million or 59% of revenues for the nine months of fiscal 1996 from $1.99 million or 53% of revenues for the same period of fiscal 1995. Increased revenues positively affect gross profit margins since a portion of the Company's manufacturing overhead costs are relatively fixed. The mix of products sold during any period can also significantly affect gross profit margins either positively or negatively. Thus, the slight decline in gross profit margin in the third quarter of fiscal 1996 from the same quarter of fiscal 1995 resulted from variations in product mix. The increase in the gross profit margins for the nine months of fiscal 1996 over the same period in fiscal 1995 resulted from the increased level of revenues combined with the mix of products. The Company expects these factors to continue to fluctuate from period to period and cause variation in gross profit margins.

Operating Expenses

	Research and development (R&D) and selling, general and administrative (SG&A) expenses were $227,000 in the third quarter of fiscal 1996 compared to $212,000 in the third quarter of fiscal 1995.
As a percentage of sales, R&D and SG&A expenses decreased to 11% in the third quarter of fiscal 1996 from 14% in the same period of fiscal 1995. R&D and SG&A expenses increased to $782,000 in the nine months of fiscal 1996 from $646,000 in fiscal 1995. The percentage of sales for R&D and SG&A expenses decreased to 13% in the nine months of fiscal 1996 from 17% in the same period of fiscal 1995. While operating expenses have grown reflecting increased staffing and other costs associated with the Company's growth, operating expenses as a percent of revenues have decreased significantly.



Operating Income

	Operating income increased to $950,000 or 47% of revenues in the third quarter of fiscal 1996 from $741,000 or 47% for the same period last year. For the nine months of fiscal 1996 operating income increased to $2.9 million or 47% of revenues compared with $1.34 million or 36% for the nine months of fiscal 1995.


Other Income

	The $101,000 net other income in the third quarter of fiscal 1996 resulted from $65,000 of interest earnings and a $36,000 recognized gain on the sale of securities available for sale. The $10,000 net other income in the third quarter of fiscal 1995 primarily included $40,000 of interest earnings reduced by a $34,000 write down to market of marketable trading securities. The $222,000 net other income for the nine months of fiscal 1996 primarily included $179,000 of interest earnings and $44,000 of recognized gain on the sales of securities available for sale. The $19,000 net other income in the nine months of fiscal 1995 primarily included $114,000 of interest earnings, reduced by a $38,000 in realized losses from the sale of marketable trading securities, and a $56,000 write down of the Company's holdings of marketable trading securities. In January, 1995, the Company discontinued its active trading policy with respect to its marketable securities and instead will hold them until maturity unless the Company's cash flow needs or changes in investment markets dictate otherwise.

Net Income

	For the third quarter and nine months of fiscal 1996, the Company earned $1.05 million and $3.12 million before income taxes, respectively.
A provision for income taxes of $331,000 resulted in net income of $720,000 for the third quarter and a provision for income taxes of $1.13 million resulted in net income of $2.0 million for the nine month period of fiscal 1996. The Company's effective tax rate for the third quarter was 31% and for the nine months was 36% compared to 30% for the third quarter and nine months of fiscal 1995. The current fiscal year tax rates include a one time tax credit legislated by the State of Oregon. The increase in tax rates from fiscal year 1996 over fiscal year 1995 is primarily attributable to utilization of all remaining federal net operating loss carryforwards in fiscal year 1995.


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

Capital Resources and Liquidity

	With the Company approaching manufacturing capacity constraints in its existing facility, the Company has announced plans to construct a new plant to increase its capacity to produce PBBs and other pharmaceutical intermediates. Until the new facility construction is completed, the Company expects to address capacity and scheduling constraints by adding a third production shift as necessary. The Company is currently developing the plant design and expects overall engineering, construction and equipment costs to be approximately $5 million. The new plant is expected to be completed in the spring of 1997.

	The Company had approximately $245,000 of capital expenditures during the nine months of fiscal 1996 primarily for equipment, equipment upgrades and design work on the plant expansion. The Company now anticipates total capital expenditures for fiscal 1996 to be approximately $500,000 which includes expenditures associated with the plant expansion. The majority of expenditures on the plant expansion will occur during fiscal year 1997.
The Company believes that its existing funds, together with cash flow from operations, and proceeds from banking relationships, should be sufficient to meet anticipated funding requirements over the near term.

	At December 31, 1995, the Company had working capital of $6.2 million compared to $3.57 million at March 31, 1995. The Company's cash and cash equivalents, and marketable securities at December 31, 1995 totaled $3.37 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at December 31, 1995.

	The increase in accounts receivable to $1.54 million at December 31, 1995 from $840,000 at March 31, 1995 primarily reflected the higher level of sales in the quarter. The increase in inventory levels primarily reflected the increased level of revenues.

SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




							SYNTHETECH, INC.
							  (Registrant)



Date:  February 9, 1996           /s/  M. Sreenivasan
                                			M. Sreenivasan
			  				                          President & C.E.O.



Date:  February 9, 1996         	/s/  Charles B. Williams
                       											Charles B. Williams
							                           Vice President, Finance
                           							and Administration,
							                           Chief Accounting Officer