Form 10KSB
period 1996-03-31
SYNTHETECH INC
filed 1996-06-05
CIK 749290

                  U. S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10-KSB

                                 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended March 31, 1996
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from __________ to __________
Commission file number 0-12992
                              SYNTHETECH, INC.
               (Name of small business issuer in its charter)
                                                    84-0845771
          Oregon
     (State or other jurisdiction        (I.R.S. Employer Identification
                                                       No.)
      of incorporation or organization)

     1290   Industrial   Way,   Albany,               97321
     Oregon
     (Address  of  principal  executive             (Zip Code)
     offices)

     Issuer's telephone number:                    541/967-6575

     Securities registered pursuant  to                None
     Section 12(b) of the Act:

     Securities   registered   pursuant   to
     Section 12(g) of the Exchange Act:

                        Common Stock, $.001 Par Value
                              (Title of class)
Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year:  $8,472,000

As of May 30, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $68,776,654 based upon $8.50 per share (the average of the closing bid and asked prices reported for such date on Nasdaq). The number of the shares of the Company's Common Stock outstanding on May 30, 1996 was 13,510,736.

Transitional Small Business Disclosure Format (check one):  YES      NO  X

                                   PART I

                              ITEM 1.  BUSINESS

Synthetech, Inc., an Oregon corporation (the "Company" or "Synthetech"), produces Peptide Building Blocks and other fine chemicals using a combination of organic chemistry and biocatalysis.

PRODUCT OVERVIEW

Peptide Building Blocks. Peptides are short chains of generally less than 50 amino acids and are used primarily in pharmaceuticals. The production of peptides requires amino acids which have been chemically modified to enable them to more easily link with other amino acids in a particular sequence to form the desired peptide. The Company refers to these chemically modified amino acids as "Peptide Building Blocks" or "PBBs." The amino acids which are transformed into PBBs may be either natural amino acids (that is, amino acids which occur in nature) or synthetic amino acids (that is, amino acids which have a side chain that does not occur in nature).

Synthetech chemically modifies natural amino acids (which it purchases from multiple suppliers) to produce PBBs. The Company also manufactures synthetic amino acids, and chemically modifies these synthetic amino acids to produce PBBs.

The Company has developed and scaled up process technology to produce a wide range of PBB products at the multi-kilogram to multi-ton scale.

The Company currently offers over 300 different PBB products. For the fiscal years ended March 31, 1996, 1995, and 1994, the Company's sales of PBBs represented 99% ($8,412,000), 89% ($4,759,000) and 82% ($3,292,000),
respectively, of the Company's total revenues. For the fiscal years ended March 31, 1996, 1995 and 1994, sales to overseas customers accounted for approximately 21%, 19% and 16%, respectively, of the Company's total revenues. These sales were principally to Europe and Japan.

Other  Fine  Chemicals.   The  Company  also  produces  other  fine  chemical
compounds. These compounds include grignard reagents and other fine chemicals conforming to the customer's confidential specifications. These chemicals are generally used by customers for their own internal product development. However, with the growth in PBB sales, the Company no longer actively markets grignard and other fine chemical products. These sales have declined to a nominal level in fiscal 1996. For the fiscal years ended March 31, 1996, 1995 and 1994, the Company's sales of other fine chemicals represented 1% ($60,000), 10% ($513,000) and 18% ($742,000), respectively, of the Company's total revenues.

                            _____________________

The Company continues to produce most bulk orders on an as-ordered basis, although it does carry an inventory of over 250 PBB products. At May 31, 1996, the dollar amount of backlog orders which the Company believed to be firm was approximately $5.5 million (May 31, 1995 backlog was $2.6 million). The May 31, 1996 backlog includes a single order for $2 million, portions of which are subject to certain cancellation provisions. The Company expects to fill all backlog orders within the current fiscal year.

In January 1990, the Company entered into supply and technology agreements with Biomeasure Incorporated, a Boston area biotechnology company and a subsidiary of Groupe Pharmaceutique Beaufour-Ipsen of France with several synthetic peptide products under development. Under the supply agreement, the Company has agreed to supply all of Biomeasure's requirements for a particular synthetic PBB. This agreement continues from year to year unless terminated in writing by one of the parties. The Company and Biomeasure are also parties to a license agreement giving Biomeasure the option to receive a license to produce for its own use the PBB which is the subject of the supply agreement between the parties and Biomeasure must pay certain royalty amounts based on the amount so produced.

MARKET OVERVIEW

The market for peptide building blocks is driven by the market for the peptides in which they are incorporated. The size of this market is a function of the number of peptides which are initially screened for use in pharmaceuticals, the number of these pharmaceuticals which progress down the path toward registration and, ultimately, the number which are found to be therapeutically useful. The size of the market is also a function of the quantities and varieties of peptide building blocks necessary to produce these pharmaceuticals. Based on an analysis of fiscal 1996 PBB sales and information to the extent available from customers, the Company estimates that approximately 12% of the Company's PBB sales went into marketed or "approved" drugs, approximately 80% went into drugs in clinical or late pre-clinical trials and approximately 8% went into drugs at the R&D or discovery stage of development.

MARKETING

The Company markets its products through attendance at trade shows, listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and by contacting pharmaceutical and other companies which it believes might have a need for its products. The Company also uses one independent sales representative on the East Coast.

CUSTOMERS

Although the Company has over 200 customers, the Company expects that a few customers will continue to account for a significant portion of revenues each year. During fiscal 1996, the Company had four customers which accounted for 51% of the Company's revenues and two of those customers accounted for 23% and 11%, respectively, of the Company's revenues.

COMPETITION

Because peptide-based pharmaceuticals are relatively new, the market in the past for peptide building blocks has been quite small -- with most sales in the multi-kilo or smaller size. As a result, the peptide building block market has not attracted a significant amount of direct competition. As the market continues to grow with multi-ton order sizes becoming more prevalent, the Company has begun to see more competition.

Current competition in multi-kilo or smaller quantities of natural amino acid based peptide building blocks comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural PBBs have begun to attract a wider group of domestic and international chemical companies. In the area of synthetic amino acid based peptide building blocks, the Company has competition on a selective product basis from fine chemical producers in Europe and Japan. Competition also increases for supplying PBBs for drug development programs that reach late clinical trials and move
into approved status as a result  of the   increased   quantities  typically
required   at   these   stages   and pharmaceutical  company  requirements
to have second sources of material available. The Company's competitors have technical, financial, selling and other resources available to them which are significantly greater than those available to the Company.

The principal methods of competition in the market for peptide building blocks and other fine chemicals are quality, customer service and price. The Company believes that it competes effectively in each of these areas. The Company also believes that its production of a wide range of products gives it a competitive advantage in the marketplace. In addition, the Company believes that most pharmaceutical companies view internal production of peptide building blocks as a misallocation of resources and, given a reliable source of a quality product, would rather obtain them from an outside supplier.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts have focused principally on process technology improvements. During the fiscal years ended March 31, 1996, 1995 and 1994, the Company's research and development expenses were $217,000, $169,000 and $144,000, respectively.

EMPLOYEES

As of May 31, 1996, the Company employed thirty-three individuals, two of whom were part-time.

REGULATORY MATTERS

As the Company's products are intermediates sold to final producers, the Company has been generally unaffected by FDA regulation which is directed at final products sold to the public. The Company's customers do, however, typically impose inspection and quality assurance programs on the Company. These programs involve materials handling, recordkeeping and other requirements. As some customers have begun to request the Company to provide additional processing steps, these programs often include more extensive requirements. The Company anticipates that the expenses of complying with such programs will increase in the future.

The Company's business is also subject to substantial regulation in the areas of safety, environmental release and hazardous waste disposal. As additional and more extensive regulations are being added in these areas at the federal, state and local levels, the compliance costs will inevitably continue to increase. The operation of chemical manufacturing plants entails the inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and there can be no assurance that material costs and liabilities will not be incurred in the future because of an accident or other event resulting in personal injury or an unauthorized release of such substances to the environment. Also, the Company generates hazardous and other wastes which are disposed of at various off-site facilities. The Company may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities due to releases of such substances into the environment.

The Company maintains property damage and liability insurance. In connection with an overall review of its risk management program, the Company has also obtained environmental risk insurance but does not have product liability insurance.

COMPANY BACKGROUND

The Company was formed in 1981 to develop novel chemical process technology by combining classical organic chemistry with enzyme-based biocatalysis. For the first several years, it operated mainly as a research and development group focused on the production of pharmaceuticals and other fine chemicals. After its initial public offering in 1984, the Company's research efforts were concentrated on the development of a proprietary process for aspartame and L-phenylalanine. Although the Company had entered into one license for this technology, the Company does not expect additional licensing revenue.

Throughout its development during the 1980s, the Company also offered contract research services. These research services were typically provided to pharmaceutical clients and generally involved the development of biocatalytic processes (that is, chemical processes which are affected by the use of enzymes or microorganisms). Since the end of fiscal 1990, the Company has phased out contract research services and does not anticipate receiving any significant revenue from research services in the future. By the end of the 1980s, the Company, building on it prior experience, began to focus on the production of PBBs and other fine chemicals.

                             ITEM 2.  PROPERTIES

Synthetech's headquarters and production facility is located in Albany, Oregon. The Company purchased this facility in 1987. This approximately 23,000 square foot facility includes production, pilot plant, laboratory, warehouse and office space.

The Company also is constructing an additional 20,000 square foot, two-story production facility at its Albany, Oregon location. The new plant will substantially increase the Company's capacity to produce PBBs and other pharmaceutical intermediaries. This facility will have six bays, of which two will be outfitted immediately with manufacturing equipment and four will be available for future expansion. The Company estimates that the cost of the building shell plus the equipment to be used in the first two bays will be approximately $6 million and will be completed in the Spring of 1997.

Although the Company expects to finance the majority of its capital improvements from working capital, it is also exploring the possible use of bank debt and other outside funding sources for a portion of the cost.

                         ITEM 3.  LEGAL PROCEEDINGS

Not applicable.



        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                   PART II

      ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and is listed in the National Association of Securities Dealers Automated Quotation System (Nasdaq) under the symbol "NZYM." The following table sets forth the range of high and low bid quotations for the Common Stock for the two most recent fiscal years, as reported by Nasdaq. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. In May 1996, the Company applied for inclusion of the Company's Common Stock in the Nasdaq National Market.


                            Fiscal Year Ended March 31,

                           1996                     1995

                     High         Low         High         Low

First Quarter       $3.06       $2.06        $2.63       $2.00

Second Quarter       4.75        3.03         2.56        2.00

Third Quarter        5.25        3.81         2.16        1.69

Fourth Quarter       5.88        4.06         2.19        1.69

The number of record holders of Common Stock as of May 21, 1996 was approximately 765.

No dividends on the Company's Common Stock have been paid since inception and the Company does not anticipate that dividends will be paid in the foreseeable future.

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.

                               Percentage of Revenues
                             Fiscal Year Ended March 31,

                               1996    1995     1994

Revenues                      100.0%  100.0%   100.0%
Cost of Sales                  43.5    48.5     48.5
Gross Profit                   56.5    51.5     51.5

Research and Development        2.6     3.2      3.6
Selling, General and            9.8    14.4     16.6
Administrative
Operating Income               44.1    33.9     31.3

Other Income                    3.4     1.3      1.6
Interest Expense                  -     0.5      0.9
Income Before Income Taxes     47.5    34.7     32.0
Provision for Income Taxes     17.1     8.3      3.2
Net Income                     30.4    26.4     28.8

Revenues

Synthetech revenues were $8.47 million, $5.36 million and $4.03 million in fiscal 1996, 1995 and 1994, respectively. This reflects a 58% increase in revenues from fiscal 1995 to fiscal 1996 and a 33% increase in revenues from fiscal 1994 to fiscal 1995. The growth in revenues during the past two years has been attributable to increased product sales reflecting continued market development of the product lines of Peptide Building Blocks (PBBs). As a result of new products and increased volume of existing products, sales of PBBs, the Company's primary product line, were $8.41 million in fiscal 1996, up 77% over fiscal 1995 and $4.76 million in fiscal 1995, up 45% over fiscal 1994 revenues of $3.29 million.

In fiscal 1996, based on an analysis of the Company's sales and information to the extent available from customers, the Company estimates that approximately 12% of the Company's PBB sales went into marketed or "approved" drugs, approximately 80% went into drugs in clinical or late pre-clinical trials and approximately 8% went into drugs at the R&D or discovery stage. In both fiscal 1995 and fiscal 1994, the Company estimates that approximately one-sixth of the Company's PBB sales went into marketed or "approved" drugs, approximately two-thirds went into drugs in clinical or late pre-clinical trials, and approximately one-sixth went into drugs at the R&D discovery stage. Accordingly, revenues in fiscal 1996, as compared to the prior two years, increased substantially in the clinical or late pre-clinical trial phases, increased moderately for approved drugs, and were relatively stable for R&D.

Revenues for fiscal 1996 included sales associated with one PBB order of $1.97 million being used in late stage clinical trials by a pharmaceutical company compared to revenues of $47,000 for that PBB in fiscal 1995. Sales of this magnitude relative to the Company's aggregate revenues demonstrate the continuing potential for fluctuations in revenues from period to period. The Company has not yet established a stable baseload of demand for its products. The Company's products are part of a new and emerging market with sizable fluctuations in orders between periods. In most instances, order or reorder cycles for products are not predictable. Demand for PBBs is extremely variable since individual clinical trial programs are always subject to significant risk of suspension or early cancellation and only a small percentage of drugs in clinical trial programs are ultimately approved for market use. As a result, the Company expects to continue to see fluctuations in its revenues from period to period. See "Industry Factors."

Sales of grignard reagents and other fine chemicals were $60,000 in fiscal 1996 compared to $513,000 in fiscal 1995 and $742,000 in fiscal 1994. With the growth of PBB sales, the Company no longer actively markets grignard and other fine chemical products.

Gross Profit

Gross profit was $4.79 million, $2.76 million and $2.08 million in fiscal 1996, 1995 and 1994, respectively. This reflects a 74% increase in gross profit from fiscal 1995 to fiscal 1996 and a 33% increase in gross profit from fiscal 1994 to fiscal 1995. As a percent of sales, gross profits were 56.5%, 51.5% and 51.5% in fiscal 1996, 1995 and 1994, respectively.
Increased revenues positively affect gross profit margins since a portion of the Company's manufacturing overhead costs are relatively fixed. The mix of products sold during any period can also significantly affect gross profit margins either positively or negatively. The increase in the gross profit margins for fiscal 1996 over fiscal 1995 resulted from the increased level of revenues combined with the mix of products. Although in fiscal 1995 and fiscal 1994, gross profit as a percentage of sales was flat, the quarter to quarter percentages ranged from 44% to 60%, illustrating the impact of revenues and product mix. Similarly, the quarter to quarter percentages during fiscal 1996 ranged from 49% to 66%. The Company expects revenues and product mix to continue to fluctuate from period to period and cause variation in gross profit margins.

Operating Expenses

Research and development ("R&D") expense increased to $217,000 or 2.6% of sales in 1996 from $169,000 or 3.2% of sales in 1995. R&D expense was $144,000 or 3.6% in fiscal 1994. The increase in R&D expense since fiscal 1994 primarily reflects the October 1994 hiring of an additional technical employee in the R&D area.

Selling, general and administrative ("SG&A") expense was $833,000, $774,000 and $671,000 in fiscal 1996, 1995 and 1994, respectively. SG&A expense in fiscal 1996 and fiscal 1995 were relatively stable with the modest increase in fiscal 1996 resulting from a one-time property assessment which the Company expensed and slight increases in other expenses resulting from the significant increase in sales. The increase in SG&A in fiscal 1995 from fiscal 1994 principally reflected base salary and bonus increases. As a percentage of sales, SG&A, however, has consistently decreased. SG&A as a percentage of sales was 9.8%,14.4% and 16.6% for fiscal 1996, 1995 and 1994, respectively.

Operating Income

Operating income was $3.74 million in fiscal 1996, $1.82 million in fiscal 1995 and $1.26 million in fiscal 1994. In fiscal 1996 labor costs increased 21%, roughly half of such increase was attributable to salary increases and the remainder resulted from an increase in employee hiring beginning in the
second half of fiscal  1995.   As  a percentage of revenues, operating income
increased  to 44.1%  in  fiscal 1996 compared to 33.9% in fiscal 1995 and
31.3%  in  fiscal 1994.   The increase in operating margin reflected the
ability of the Company to   significantly   increase  its  revenues  and
product   volume   without corresponding increases in operating costs.

Other Income

The $285,000 net other income in fiscal 1996 primarily resulted from $242,000 of interest earnings and $43,000 of recognized gain on the sale of securities available for sale. The $70,000 net other income in fiscal 1995 primarily included $162,000 of interest earnings, reduced by $38,000 in realized losses from the sale of marketable trading securities, and a $56,000 write down of the Company's holdings of marketable trading securities. In January 1995, the Company discontinued its active trading policy with respect to its marketable securities (see Note B to the Financial Statements for a more detailed discussion).

Interest expense was $0 in fiscal 1996, $27,000 in fiscal 1995, and $35,000 in fiscal 1994. Interest expense was principally attributable to interest payments on the Company's SBA loan which was repaid in full in February 1995. Since February 1995, the Company has not incurred any long-term debt.

Net Income

In fiscal 1996, the Company earned $4.02 million before income taxes. A provision for income taxes of $1.45 million resulted in net income of $2.57 million. The provision for income taxes in fiscal 1996 included a one-time credit of $132,000 from the State of Oregon. In fiscal 1995, the Company earned $1.86 million before income taxes. A provision for income taxes of $444,000 resulted in net income of $1.42 million. The provision for income taxes for fiscal 1995 included utilization of all remaining federal net operating loss carryforwards.

In fiscal 1994, the Company earned $1.29 million before income taxes. A provision for income taxes of $129,000 resulted in net income of $1.16 million. The provision for income taxes for fiscal 1994 included utilization of $440,000 in tax benefits derived from federal net operating loss carryforwards.

INDUSTRY FACTORS

The market for PBBs is driven by the market for the peptide-based drugs in which they are incorporated. Since there are only a handful of approved peptide-based drugs on the market today, this market is still very early in development and a substantial amount of the activity is occurring at the earlier stages of research and development and clinical trials. Developments of new biological information, based on rational drug design and combinatorial chemistry, are creating additional peptide-based drug candidates. Cost pressures in the pharmaceutical industry, however, have tightened the criteria used to assess drug prospects at all phases of drug development programs. Cost pressures in the pharmaceutical industry can also cause pharmaceutical companies to investigate alternative drug manufacturing processes which may not include the Company's products as an intermediate.

As a supplier of building blocks for peptide-based drugs, Synthetech's revenues will be affected by these industry factors. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Since Synthetech's revenue comes predominantly from PBBs used in drug development programs, the overall impact on Synthetech's business from the cancellation rate will depend, to a large extent, on the rate of new drug development efforts being commenced.

The advancement of a drug for which Synthetech is providing PBBs from a drug development program into an "approved" status by the FDA could also significantly affect Synthetech's business if Synthetech is able to continue to supply the PBB for the approved drug. With the increased volume typically associated with "approved" drugs, the Company, however, expects to face increased competition for this business.

These industry factors combined with timing of customer and regulatory decisions and other unanticipated events may produce substantial fluctuations in Synthetech's revenues for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had working capital of $8.16 million compared to $3.57 million at March 31, 1995 and $4.12 million at March 31, 1994. The increase in working capital reflects the higher level of revenues in 1996 and the exercise by a warrant holder of a warrant to purchase common stock, pursuant to which the Company received $993,000. The Company's cash, cash equivalents and short-term securities available for sale at March 31, 1996 totaled $5.44 million. In addition, the Company has a $1,000,000 bank line of credit. This line of credit is secured by the Company's chattel paper, accounts, contract rights and general intangibles. As of March 31, 1996 there was no amount outstanding under the bank line.

The increase in accounts receivable to $1.36 million at March 31, 1996 from $840,000 at March 31, 1995 and $512,000 at March 31, 1994 reflects the higher level of revenues in fiscal 1996 compared to prior years. Inventory increased to $1.92 million at March 31, 1996 from $1.58 million at March 31, 1995 and $1.5 million at March 31, 1994. These increases also reflected the increased level of revenues.

In September 1995, in response to approaching manufacturing capacity constraints in its existing facility, the Company announced plans to construct a new plant to increase its capacity to produce PBBs and other pharmaceutical intermediates. The Company is currently in the later stages of plant design and expects overall engineering, construction and equipment costs to be approximately $6 million. The expected completion date for the new plant is spring of 1997. The Company has also added a third production shift at its present facility. See Item 2, "Properties."

The Company's capital expenditures were approximately $461,000 during fiscal 1996. In addition to the new plant, the Company currently anticipates acquiring approximately $500,000 of additional equipment and upgrades for the existing plant and equipment during fiscal 1997. The Company expects to finance a majority of these capital expenditures from internal cash flow, but it is also exploring bank financing and other outside funding sources.

The Company owns its headquarters plant and all of its equipment. See Note D of the Notes to Financial Statements for a description of the Company's property, plant and equipment.

                        ITEM 7.  FINANCIAL STATEMENTS


                                    Index
                                                                    Page

     Report of Independent Public Accountants for the years
       ended March 31, 1996, 1995 and 1994....                       12

     Financial Statements:

       Balance Sheets as of March 31, 1996 and 1995..........        13-14

       Statements of Income for the years ended March 31,
         1996, 1995 and 1994.................................        15

       Statements of Shareholders' Equity for the years
         ended March 31, 1996, 1995 and 1994.................        16

       Statements of Cash Flows for the years ended
         March 31, 1996, 1995, and 1994......................        17

     Notes to Financial Statements:

       Note A - General and Business.........................        18

       Note B - Summary of Significant Accounting Policies...        18

       Note C - Inventories..................................        19

       Note D - Property, Plant and Equipment................        19

       Note E - Income Taxes.................................        20

       Note F - Line of Credit...............................        20

       Note G - Shareholders'Equity..........................        21-22

       Note H - 401(k) Profit Sharing Plan...................        22

       Note I - Segment Information..........................        22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Synthetech, Inc.:

We have audited the accompanying balance sheets of Synthetech, Inc. (an Oregon corporation) as of March 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1996 in conformity with generally accepted accounting principles.


Portland, Oregon,
May 16, 1996

                              SYNTHETECH, INC.

                               BALANCE SHEETS


                                              For the Years Ended March 31
                                                    1996           1995

         ASSETS

     CURRENT ASSETS:
       Cash and cash equivalents                $ 5,049,000    $ 1,199,000
       Securities available for sale                395,000        250,000
       Accounts receivable, less allowance for
        doubtful accounts of $15,000 and $13,000
         for 1996 and 1995                         1,355,000       840,000
       Inventories                                 1,924,000     1,581,000
       Prepaid expenses                               71,000        54,000
       Income tax receivable                         152,000             -
       Deferred income taxes                          59,000        39,000
       Other current assets                            1,000         7,000
          TOTAL CURRENT ASSETS                     9,006,000     3,970,000

     PROPERTY, PLANT AND EQUIPMENT, at cost,net    1,311,000     1,052,000

     SECURITIES AVAILABLE FOR SALE                   626,000     1,619,000

     OTHER ASSETS                                     16,000        20,000
          TOTAL ASSETS                           $10,959,000   $ 6,661,000
                                                 ===========   ===========

                      See notes to financial statements.

                              SYNTHETECH, INC.

                               BALANCE SHEETS

                                 (continued)

                                                For the Years Ended March 31
                                                     1996           1995

       LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:
       Accounts payable                          $   271,000   $   179,000
       Accrued compensation                          479,000       160,000
       Income taxes payable                                -        47,000
       Other accrued liabilities                       1,000        10,000
       Deferred revenue                               98,000             -
       TOTAL CURRENT LIABILITIES                     849,000       396,000

     DEFERRED INCOME TAXES                            10,000         6,000

     SHAREHOLDERS' EQUITY:
       Common stock, $.001 par value; authorized
        100,000,000 shares; issued and outstanding,
        13,475,000 and 12,054,000 shares               13,000       12,000
       Paid-in capital                              6,589,000    5,196,000
       Employee notes receivable and deferred
        compensation                                 (130,000)           -
       Unrealized gain on securities available
       for sale                                        30,000       27,000
       Retained earnings                            3,598,000    1,024,000
     TOTAL SHAREHOLDERS' EQUITY                    10,100,000    6,259,000
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $10,959, 000  $ 6,661,000
                                                 ============  ===========
                     See notes to financial statements.

                              SYNTHETECH, INC.

                            STATEMENTS OF INCOME

     For the Years Ended March 31        1996          1995          1994

     REVENUES                         $8,472,000    $5,357,000    $4,034,000
       Cost of sales                   3,685,000     2,598,000     1,956,000

     GROSS PROFIT                      4,787,000     2,759,000     2,078,000

       Research and development          217,000       169,000       144,000
       Selling, general and
         administrative                  833,000       774,000       671,000

     OPERATING EXPENSES                1,050,000       943,000       815,000

     OPERATING INCOME                  3,737,000     1,816,000     1,263,000

     OTHER INCOME, net                   285,000        70,000        65,000
     INTEREST EXPENSE                          -        27,000        35,000

     INCOME BEFORE INCOME TAXES        4,022,000     1,859,000     1,293,000

     PROVISION FOR INCOME TAXES        1,448,000       444,000       129,000

     NET INCOME                       $2,574,000    $1,415,000    $1,164,000
                                      ==========    ==========    ==========

     NET INCOME PER COMMON SHARE           $0.19         $0.11         $0.09
                                           =====         =====         =====
     SHARES USED IN PER SHARE
          CALCULATION                 13,727,960    12,969,701    13,166,363
                                      ==========    ==========    ==========

                     See notes to financial statements.

                              SYNTHETECH, INC.


                     STATEMENTS OF SHAREHOLDERS' EQUITY

     For the Years Ended March 31

                                                        EMPLOYEE NOTES   GAIN ON      RETAINED
                                COMMON STOCK              RECEIVABLE   SECURITIES     EARNINGS
                                               PAID-IN    & DEFERRED    AVAILABLE  (ACCUMULATED
                                SHARES AMOUNT  CAPITAL    COMPENSATION   FOR SALE     (DEFICIT)
                                ------ ------  -------    ------------  ---------  ------------
BALANCE, March 31, 1993     11,955,000 $12,000 $5,098,000  $        --  $       --  ($1,555,000)
 Issuance of stock for the
  exercise of stock options     56,000      --     54,000           --          --           --               --
 Net income                         --      --         --           --          --    1,164,000
                            ---------- ------- ---------- ------------  ----------  -----------
BALANCE, March 31, 1994     12,011,000 $12,000 $5,152,000  $        --  $       --    ($391,000)
 Issuance of stock for the
  exercise of stock options     43,000      --     37,000           --          --           --
 Income tax benefit of
  disqualifying dispositions        --      --      7,000           --          --           --
 Unrealized gain on
  marketable securities
   available for sale               --      --         --           --      27,000           --                          --
 Net income                         --      --         --           --          --    1,415,000
                            ---------- ------- ---------- ------------ -----------    ---------
Balance, March 31, 1995     12,054,000 $12,000 $5,196,000 $         -- $     27,000   $1,024,000
 Issuance of stock for the
  exercise of stock options    421,000      --    255,000           --           --          --
 Issuance of stock for the
  exercise of stock warrant  1,000,000   1,000    992,000           --           --          --
 Issuance of stock options
  at below fair value               --      --     70,000      (70,000)          --          --
 Amortization of deferred
  compensation                      --      --         --       20,000           --          --
 Employee notes receivable          --      --         --      (80,000)          --          --
 Income tax benefit of
  disqualifying dispositions        --      --     76,000           --           --          --
 Unrealized gain on securities
  available for sale                --      --         --           --        3,000          --
 Net income                         --      --         --           --           --   2,574,000
                             --------- ------- ---------- ------------ ------------  ----------
BALANCE, March 31, 1996     13,475,000 $13,000 $6,589,000    ($130,000)$     30,000  $3,598,000
                            ========== ======= ========== ============ ============  ==========                ========
                     See notes to financial statements.

                              SYNTHETECH, INC.

                          STATEMENTS OF CASH FLOWS

<Catpion>
                                               For the Years Ended March 31
                                                 1996      1995       1994
 CASH FLOWS FROM OPERATING ACTIVITIES
  (NOTE B):
  Net income                                  $2,574,000 $1,415,000 $1,164,000
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation, amortization and other        205,000    165,000    104,000
     Amortization of deferred compensation        20,000          -          -
     Gain on sales of property, plant and
      equipment                                        -    (18,000)   (17,000)
     Loss on marketable trading securities             -     95,000     56,000
     Purchases of marketable trading securities        -   (944,000)(4,844,000)
     Proceeds from sale of marketable trading
      securities                                       -    906,000  3,756,000
     Accrued interest on securities available
      for sale                                    13,000          -          -
     Realized gain on securities available
      for sale                                   (43,000)         -          -
     Deferred taxes                              (16,000)   (22,000)   (11,000)
    (Increase) decrease in assets:
      Accounts receivable, net                  (515,000)  (328,000)   238,000
      Inventories                               (343,000)   (84,000)  (384,000)
      Prepaid expenses                           (17,000)     2,000    (15,000)
      Income tax receivable                     (152,000)         -          -
      Other assets                                 6,000     (6,000)    45,000
     Increase (decrease) in liabilities:
      Accounts payable and accrued expenses      355,000     (6,000)   (37,000)
      Deferred revenue                            98,000          -          -
     Net cash provided by operating
       activities                              2,185,000  1,175,000     55,000
 CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment purchases       (461,000)  (218,000)  (396,000)
  Proceeds from sales of property, plant
   and equipment                                       -     18,000     17,000
  Proceeds from sale/maturities of securities
   available for sale                            882,000          -          -
  Employee notes receivable                      (80,000)         -          -
     Net cash provided by (used by) investing
      activities                                 341,000   (200,000)  (379,000)
 CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term debt
   obligations                                         -   (399,000)   (29,000)
  Proceeds from stock option exercises and
   disqualifying dispositions                    331,000     44,000     53,000
  Proceeds from stock warrant exercise           993,000          -          -
     Net cash provided by (used in) financing
      activities                               1,324,000   (355,000)    24,000
 NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                  3,850,000    620,000   (300,000)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF
  YEAR                                         1,199,000    579,000    879,000

 CASH AND CASH EQUIVALENTS AT END OF YEAR     $5,049,000 $1,199,000 $  579,000
                                              ========== ========== ==========
 NON-CASH INVESTING ACTIVITIES:
  Unrealized gain on securities available
   for sale                                   $    3,000    27,000           -
  Issuance of stock options at below fair
   value                                      $   70,000         -           -

                     See notes to financial statements.

                              SYNTHETECH, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE A.   GENERAL AND BUSINESS

          Synthetech, Inc., an Oregon corporation, produces specialty amino acids and other fine chemicals using a combination of organic chemistry and biocatalysis. The Company's primary product emphasis is on specialty amino acids referred to as Peptide Building Blocks which are sold domestically and internationally to companies developing peptide-based pharmaceuticals.

NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents: Cash and cash equivalents include demand cash and all investments purchased with an original maturity of three months or less.

          Securities Available For Sale: In 1993, the Financial Accounting Standards Board issued Statement No. 115 (SFAS 115), Accounting for Certain Investments in Debt and Equity Securities. Although adoption of SFAS 115 is not required until fiscal years beginning after December 15, 1993, the Company elected earlier adoption in fiscal 1994. The adoption of SFAS 115 did not have a material impact on the Company's financial position or results of operations. In January, 1995, the Company discontinued its active trading policy with respect to its marketable securities, due to current market conditions. The Company no longer intends to actively trade these marketable securities. The securities may be held until maturity depending upon the Company's cash flow needs or until changes in the investment markets dictate otherwise.
          Accordingly, all investments as of March 31, 1996 and 1995 have been reflected as securities available for sale and any unrealized gain or loss reflected as a separate component of shareholders' equity in accordance with SFAS 115. Prior to January 1, 1995 and since adoption of SFAS 115, the Company had accounted for its investments as trading securities with unrealized gains and losses recorded in the statement of income.

          Securities available for sale consist mostly of government obligations which mature during 1997, 1998 and 1999. The Company determines cost basis in its investments using the specific identification method.

          Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over seven to forty years for buildings and land improvements, and five to seven years on all other property. When property is sold or retired, the cost and accumulated depreciation reserves are removed from the accounts and the resulting gain or loss is included in income.

          Revenue  Recognition:   Sales  of  products  are  recognized   when
          products are shipped.

          Research and Development Costs: Research and development costs are expensed as incurred.

          Other Assets: Other assets primarily represent patent costs, which are amortized over the useful life of the patent.

          Earnings Per Share: Earnings per share are computed using the weighted average number of shares and common stock equivalents (stock options and warrants) outstanding during the period. The shares used in the basic earnings per share calculation for 1996, 1995 and 1994 were 12,255,635, 12,029,908, and 12,002,135, respectively, while the shares used in the earnings per share calculation for 1996, 1995 and 1994 were 13,727,960, 12,969,701, and 13,166,363, respectively.

          Supplemental cash flow disclosures are as follows:
            Cash Paid During The Year For:
                                    1996        1995           1994
               Income Taxes      $1,586,000  $  430,000    $   157,000
               Interest                   -  $   29,000    $    31,000

 NOTE C.  INVENTORIES
          Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) basis. Cost utilized for inventory purposes include labor, material, and manufacturing overhead.
          The major components of inventories are as follows:

                                               March 31,
                                         1996               1995
               Finished  products     $  685,000         $  888,000
               Work-in-process           414,000            106,000
               Raw materials             825,000            587,000
                                      $1,924,000         $1,581,000
                                      ==========         ==========

NOTE D.   PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment consist of the following:

                                               March 31,
                                         1996            1995
             Land                     $   91,000      $   91,000
             Buildings                   594,000         569,000
             Machinery and equipment   1,115,000       1,003,000
             Laboratory equipment        276,000         213,000
             Furniture and fixtures      106,000          81,000
             Vehicles                     26,000          26,000
             Construction in progress    259,000          23,000
                                       2,467,000       2,006,000
             Less:
             Accumulated depreciation  1,156,000          954,000
                                      $1,311,000       $1,052,000
                                      ==========       ==========

NOTE E.   INCOME TAXES
          In the first quarter of fiscal year 1994, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under the asset and liability method prescribed by SFAS 109, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled.

          The provision for income taxes in fiscal 1996, 1995 and 1994 include deferred tax credits of $16,000, $22,000 and $11,000 respectively.

          Total deferred tax assets and liabilities at March 31, 1996, were $59,000 and $10,000, respectively. Total deferred tax assets and liabilities at March 31, 1995, were $60,000 and $27,000, respectively. There were no individually significant temporary differences at March 31, 1996 or 1995.

          The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

                                                       1996    1995    1994
            Statutory federal tax rate                 34.0%   34.0%   34.0%
            Federal net operating loss utilized           -    (5.9)% (34.0)%
            Federal general business credit utilized      -    (6.9)%     -
            Federal alternative minimum tax (credit)      -    (1.7)%   1.4%
            State taxes                                 2.0%    4.4%    8.6%
                                                       -----   -----   -----
            Effective tax rate                         36.0%   23.9%   10.0%
                                                       =====   =====   =====

NOTE F.   LINE OF CREDIT
          The Company has a line of credit available with a bank in the amount of $1 million with an applicable interest rate of 9.0% at March 31, 1996. There were no amounts outstanding under this loan at the end of the fiscal year. This line of credit is renewable on an annual basis.

NOTE G.   SHAREHOLDERS' EQUITY
          Under the Amended and Restated 1990 Stock Option Plan 1,600,000 shares have been authorized for issuance. A total of 589,790 options have been exercised and 46,910 options have been canceled as of March 31, 1996 under the plan since its inception.

          The 1995 Incentive Compensation Plan authorized 902,000 shares of the Company's stock to be issued. This Plan is the successor to the Amended and Restated 1990 Stock Option Plan. No further grants will be made under the original Plan.

          Activity under the Amended and Restated 1990 Stock Option Plan and 1995 Incentive Compensation Plan over the last three fiscal years is summarized as follows:

                                                         Option Price
                                                     ______________________
                                         Number       Per
                                        of Shares    Share           Total
         ___________________________________________________________________
         Options outstanding at
          March 31, 1993                 686,390  $ .66 - 1.25   $   622,000
           Options granted               271,960       1.72          468,000
           Options exercised             (55,731)   .61 - 1.25       (54,000)
           Options canceled                    -             -             -
          Options outstanding at
           March 31, 1994                902,619    .61 - 1.72     1,036,000
            Options granted              200,000       2.22          444,000
            Options exercised            (43,120)   .61 - 1.25       (37,000)
            Options canceled                   -             -             -
           Options outstanding at
            March 31, 1995             1,059,499    .61 - 2.22     1,443,000
             Options granted             269,000    .30 - 2.84       718,000
             Options exercised          (450,789)   .30 - 2.22      (382,000)
             Options canceled             (5,750)  2.22 - 2.84       (15,000)
            Options outstanding at
             March 31, 1996              871,960  $ .30 - 2.84    $1,764,000
                                       =========  ============    ==========
            Options becoming exercisable
             during fiscal 1996          239,980  $ .30 - 2.22    $  457,000
                                       =========  ============    ==========

          As of March 31, 1996, options to purchase 512,710 shares of Common Stock were exercisable under these Plans.

          On March 27, 1995, JB Partners exercised the warrant purchased as part of a stock and warrant sale in 1991. The exercise price of the 5-year, nontransferable warrant was $1.00 per share and the net proceeds to the Company were $993,000.

          On January 7, 1992, the Board of Directors authorized the issuance of a warrant to Page E. Golsan, III. Mr. Golsan is a member of the Board of Directors. The warrant is for the purchase of up to 25,000 shares of the Company's common stock at a purchase price of $1.81 per share, the market value on January 7, 1992. The warrant expires on December 31, 1996.

          On February 5, 1992, the Board of Directors authorized the issuance of a warrant to Emanuel and Company. The warrant is for retention of Emanuel and Company as the Company's investment banker. The warrant is for the purchase of 100,000 shares of the Company's stock at an exercise price of $2.22 per share, the market value on February 5, 1992. The warrant expires on December 31, 1996.

          The Financial Accounting Standards Board has issued SFAS 123, "Accounting for Stock-Based Compensation" which establishes a fair value approach to measuring compensation expense related to employee stock plans. In fiscal 1997, the Company must either account for awards granted under employee stock plans after January 1, 1995 under the provisions of SFAS 123 or provide detailed disclosures in lieu of adoption. The Company plans to only adopt the disclosure provisions of SFAS 123.


NOTE H.   401(k) PROFIT SHARING PLAN
          The Company established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 15% of compensation, and includes a Company matching contribution of $.50 for each $1.00 contributed by the employee up to 10% of compensation. The Company contribution becomes fully vested for each employee after 5 years of employment. The Company matching contribution for fiscal years 1996, 1995, and 1994 was $42,000, 37,000 and $32,000, respectively. Beginning in April 1996, the Company has amended the Plan to change the matching contribution to $.50, $.75 and $1.00 for each $1.00 contributed up to 10% of compensation corresponding to length of service with the Company.

NOTE I.   SEGMENT INFORMATION
          Significant Customers: During fiscal year 1996, two customers accounted for 23% and 11% of revenues. During fiscal year 1995, two customers accounted for 27% and 11% of revenues. During fiscal year 1994, two customers accounted for 22% and 11% of total revenues.

          The following table reflects foreign sales and percent of total sales by country:

                              1996               1995              1994

             Europe   $1,252,000  14.8%  $  762,000  14.2%  $  527,000  13.1%
              Japan   $  528,000   6.2%  $  258,000   4.8%  $  128,000   3.2%

          ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                  PART III

       ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION
                          16(a) OF THE EXCHANGE ACT

The following table sets forth certain information concerning the executive officers and directors of the Company:

                  Name                      Age          Position
          M. ("Sreeni") Sreenivasan         47    President, Chief Executive
                                                  Officer and Director
          Philip L. Knutson                 46    Vice President of Research
                                                  and Development
          Charles B. Williams               49    Vice President of
                                                  Administration and
                                                  Finance, Chief Financial
                                                  Officer, Secretary and
                                                  Treasurer
          Paul C. Ahrens                    44    Chairman of the Board
          Howard L. Farkas                  72    Director
          Page E. Golsan, III               58    Director

The following is a brief account of the business experience of each executive officer and director of the Company.

M. "Sreeni" Sreenivasan. Mr. Sreenivasan has served as President and Chief Executive Officer since March 31, 1995 and as Chief Operating Officer from 1990 through March 31, 1995. Mr. Sreenivasan has also served as a director since 1995. From 1988 to 1990 he was Executive Vice President and General Manager and from 1987 to 1988 he was Director of Manufacturing. Previously, he worked for Ruetgers-Nease Chemical Co. (bulk pharmaceuticals and other fine chemicals) for 13 years in various technical and manufacturing management capacities, including 7 years as Plant Manager of their Augusta, Georgia plant. Mr. Sreenivasan received his M.S. in Chemical Engineering from Bucknell University and his M.B.A. from Penn State University.

Philip L. Knutson, Ph.D. Dr. Knutson has served as Vice President of Research and Development since 1988. Dr. Knutson is responsible for process development, "kilo lab" production and production support. From 1986 to 1988, he was a Senior Research Chemist with the Company. Prior thereto, Dr. Knutson was a Senior Research Chemist at Ash Stevens, Inc. in Detroit,
Michigan for 7 years.   He received his B.A. degree from Luther College,
Decorah, Iowa and his M.A. and Ph.D. in Organic Chemistry from the University of Missouri - Columbia.

Charles B. Williams. Mr. Williams has served as Vice President of Administration and Finance and Treasurer since 1990. In 1995, he became the Secretary of the Company and in July 1996, he also became Chief Financial Officer. Mr. Williams is responsible for accounting, administration, finance, personnel and information systems. From 1988 to 1990, Mr. Williams served as the Controller. Prior thereto, he was Controller for White's Electronics, Inc. of Sweet Home, Oregon for 5 years. His responsibilities at White's Electronics included accounting, data processing, personnel and finance. From 1976 to 1983, he held several accounting and financial positions with Teledyne Wah Chang, a metals producer in Albany, Oregon. Mr. Williams earned his B.S. in Economics and M.B.A. from Oregon State University.

Paul C. Ahrens. Mr. Ahrens has been a Director of the Company since its inception in 1981 and became Chairman of the Board effective March 31, 1995. Mr. Ahrens, a founder of the Company, served as President and Chief Executive Officer from 1989 through March 1995. From 1981 through 1989 he was the Vice President of Technology. He also served as Secretary of the Company from 1981 through 1995. From 1979 to 1980, Mr. Ahrens served as Vice President of Engineering of Colorado Organic Chemical Company, an organic chemical manufacturing company located in Commerce City, Colorado. Prior thereto, Mr. Ahrens spent five years with Allied Chemical and CIBA-Geigy in various engineering and research capacities. Mr. Ahrens holds B.S. and M.S. degrees in Chemical Engineering from M.I.T.

Howard L. Farkas. Mr. Farkas has served as a Director of the Company since 1985. He is the President of Farkas Group, Inc., successor to Farkas Realty, which is engaged in general real estate brokerage and management activities since 1981 and a managing director in Manistee Gas Limited Liability Company, which is in the gas production and processing business. Since 1986, Mr. Farkas has also served as Secretary and a Director of Acquisition Industries, Inc., a publicly owned acquisition and merger company. Mr. Farkas serves as the Chairman of the Board of Logic Devices, Inc., a Sunnyvale, California company specializing in CMOS digital signal process semiconductor and SRAM chips, and as a Director in various natural resource and other commercial companies. Mr. Farkas is also a vice president of G.A.S. Corp., which is a general partner of an Oklahoma limited partnership, Gas Acquisition Services, which filed for bankruptcy under Chapter 11. Though not presently in public or private practice, he has been a certified public accountant since 1951. Mr. Farkas received a B.S. (B.A.) from the University of Denver.

Page E. Golsan, III. Mr. Golsan has served as a Director of the Company since 1991. He is a principal of Golsan Management Company, an investment advisory company. From 1990 to 1992, Mr. Golsan was a senior advisor with Bane Barham & Holloway, registered investment advisors under the Investment Advisor Act of 1940. Since 1990 Mr. Golsan has been President and Chief Executive Officer of Bridgetown Capital, Inc., an investment company. From 1987 to 1989 he was the Executive Vice President of Calumet Industries, Inc., Chicago, Illinois (manufacturer and marketer of petro-chemicals and other fine chemicals). Prior to 1987, he was the President and Chief Operating Officer of the K&W Products Division (specialty chemical manufacturing) of Berkshire Hathaway, Inc. Mr. Golsan also currently serves as a director of Panef Corporation, Milwaukee, Wisconsin, (a privately-held pharmaceutical and specialty chemical packaging company). Mr. Golsan holds an M.A. in Finance from Claremont Graduate School of Business and a Doctorate in Pharmacy and a B.A. in Chemistry and Zoology, both from the University of Southern California.

In connection with the issuance of common stock and a warrant to JB Partners, an investment partnership affiliated with Peter B. Cannell & Co. Inc., a New York investment management firm, the directors and officers of Synthetech (other than Mr. Golsan who was not a director at the time) have entered into an agreement to vote shares of Synthetech owned by them for the election of a nominee to the Board of Directors selected by JB Partners. Unless terminated earlier under certain circumstances, this agreement will continue until 1998. JB Partners has advised Synthetech that it will not select a nominee for election at the upcoming Annual Meeting of Shareholders.

                      ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid by the Company to those persons who were at March 31, 1996, the Company's Chief Executive Officer, the two other executive officers of the Company and one other Company employee whose salary and bonus exceeded $100,000 during the last fiscal year (the "Named Persons") for the fiscal years ended March 31, 1996, 1995 and 1994:


                                Summary Compensation Table
                                                      Long-Term    All Other
                       Annual Compensation      Compensation  Compensation
    Name and
    Principal Position  Year(1)  Salary($) Bonus($)  Stock Options(#)  ($)(2)

    M. ("Sreeni")        1996      132,000   60,000       66,000       3,203
    Sreenivasan          1995      113,400   28,000       52,000       4,688
    President &          1994      108,000    7,500       73,000       4,827
    Chief Executive
    Officer

    Philip L.            1996       95,000   43,000       50,000       3,531
    Knutson              1995       87,150   24,000       40,000       4,672
    Vice President       1994       83,000    7,000       56,240       4,755
    of Research and
    Development

    Charles B.           1996       75,000   35,000       34,000       3,122
    Williams             1995       67,200   20,000       25,000       3,130
    Vice President       1994       64,000    6,000       34,720       3,800
    of Finance and
    Administration

    Jay A. Bouwens       1996       74,000   35,000       15,000       1,863
    Director of          1995       34,149(3) 8,750(3)       ---         ---
    Manufacturing

_______________________
(1)   Fiscal year ended March 31.
(2)Represents Company contributions to the account of the Named Persons under the Company's 401(k) plan.
(3)Mr. Bouwens was hired in September 1994.

Stock Option Grants in Last Fiscal Year

The following table provides information, with respect to the Named Persons, concerning the grant of stock options during fiscal year 1996.

               Stock Options Grants in the Last Fiscal Year(1)
                            % of
                           Total              Fair
                 Options  Options  Exercise   Market
Name             Granted  Granted     or      Value   Expiration
                   (#)       to      Base    at Date
                          Employe   Price      of      Date
                           es in    ($/Sh)  Grant(3)
                           Fiscal
                          Year(2)             ($)
____________     ______   ______    _____     _____     ____
M. ("Sreeni")    66,000     25%     $2.84    $2.84     May 2000
Sreenivasan
Philip L.        50,000     19%     $2.84    $2.84     May 2000
Knutson
Charles B.       34,000     13%     $2.84    $2.84     May 2000
Williams
Jay A. Bouwens   10,000      4%     $2.84    $2.84     May 2000
                  5,000      2%     $0.30    $2.91     May 2005

(1)   The Company has not granted any stock appreciation rights (SARs).
(2) Based on an aggregate of 269,000 options being granted to all employees during the fiscal year ended March 31, 1996.
(3)   The average of closing bid and asked prices on the date of grant.

Stock  Option Exercises in Last Fiscal Year and Fiscal Year-End Stock  Option
Values

The following table provides information, with respect to the Named Persons, concerning the options granted to them during the last fiscal year and the options held by them at March 31, 1996.


                           Fiscal Year End Stock Option Value
                Shares
                Acquired
                   on     Value     Number of       Value of
                Exercise  Realized  Unexercised   Unexercised In-
Name                                Options at     the-Money
                  (#)    ($)       Fiscal Year     Options at
                                       End         Fiscal Year
                                                End ($)(1)
                               Exerci-  Unexer- Exerci- Unexer-
                                sable  cisable  sable  cisable

M. ("Sreeni")   145,200  $518,232  160,000  92,000 $945,600  $543,720
Sreenivasan
Philip L.       117,800  $425,650  123,240  70,000 $728,348  $413,700
Knutson
Charles B.       70,400  $251,264   76,220  46,500 $450,460  $274,815
Williams
Jay A. Bouwens      ---       ---    2,500  12,500  $14,775   $73,875

(1) The average of the closing bid and asked prices of the Common Stock on March 31, 1996 was $5.91.

Compensation of Directors

The Company's directors have not received an annual fee for their service as directors in the past. The Company reimburses directors for travel and other out of pocket expenses of attending meetings.

        ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                 MANAGEMENT

                      PRINCIPAL OWNERS OF COMMON STOCK
The following table sets forth the number of shares of Common Stock and percentage of outstanding shares of Common Stock of the Company owned as of April 25, 1996, by persons who hold of record or are known to beneficially own 5% or more of the outstanding common stock of the Company, each director of the Company, certain officers and all officers and directors as a group.

    Name and Address of          Amount and       Percent
    Beneficial Owner              Nature of         of
                                 Beneficial        Class
                                 Ownership

    Paul C. Ahrens               1,551,491          11.5%
    1290 Industrial Way
    Albany, OR

    Michael A. Mitton              978,799           7.2%
    Suite 22
    6300 Estate Frydenhoj
    416-1
    St. Thomas, U.S.V.I.

    M. ("Sreeni")                  641,100(1)        4.7%(2)
    Sreenivasan
    1290 Industrial Way
    Albany, OR

    Howard L. Farkas                50,000             *
    5460 South Quebec
    Street, Suite 300
    Englewood, CO

    Page E. Golsan, III             38,000(3)          *
    3205 Canterbury Drive,
    South
    Salem, OR

    JB Partners                  2,000,000          14.8%
    919 Third Avenue
    New York, NY

    Philip L. Knutson,             406,040(4)        3.0%(2)
    Ph.D.
    1290 Industrial Way
    Albany, OR

    Charles B. Williams            272,195(5)        2.0%(2)
    1290 Industrial Way
    Albany, OR

    Jay A. Bouwens                   7,500(6)          *
    1290 Industrial Way
    Albany, OR

    All Officers and             2,958,826(3)(4)(5) 21.1%(2)
    Directors as
    a Group (6 persons)

*less than 1%.
(1) Includes 219,000 shares of common stock which Mr. Sreenivasan has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 33,000 shares of common stock issuable pursuant to stock options held by Mr. Sreenivasan which are not exercisable now or within sixty (60) days.
(2) The denominator used in calculating the percentage is equal to the number of shares outstanding plus the number of shares the beneficial owner (or group of beneficial owners) has a right to acquire immediately or within sixty days pursuant to warrants or options.
(3)  Includes 25,000 shares of common stock issuable under a warrant.

(4) Includes 168,240 shares of common stock which Dr. Knutson has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 25,000 shares of common stock issuable pursuant to stock options held by Dr. Knutson which are not exercisable now or within sixty (60) days.
(5)  Includes   105,720 shares of common stock which Mr. Williams  has  the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 17,000 shares of common stock issuable pursuant to stock options held by Mr. Williams which are not exercisable now or within sixty (60) days.
(6) Includes 7,500 shares of common stock which Mr. Bouwens has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 7,500 shares of common stock issuable pursuant to stock options held by Mr. Bouwens which are not exercisable now or within sixty
 (60) days.


          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1995, Mr. Ahrens resigned his positions as President and Chief Executive Officer of the Company and became Chairman of the Board. At that time, Mr. Ahrens established an independent research and development effort to investigate new applications of novel amino acids and peptides. In connection with this transition, the Company and Mr. Ahrens entered into an agreement (the "Agreement") pursuant to which Mr. Ahrens agreed to provide consulting services to the Company and to provide the Company with licensing rights for any invention he might develop during the year which involved amino acids and/or peptide-based materials (the "Amino Acid Technology"). In March 1996, at the conclusion of the consulting services and research period, Mr. Ahrens advised the Company that he did not intend to continue further laboratory research. At that time, the Company requested, and Mr. Ahrens agreed to, an Addendum to the Agreement to expand the Company's licensing rights to any Amino Acid Technology that he may discover at any time in the future. The Company also agreed to reimburse Mr. Ahrens for his expenses associated with his attendance on behalf of the Company at technical research symposiums.

Certain directors and officers of the Company have entered into an agreement to vote shares of Synthetech Common Stock owned by them for the election of a nominee to the Board of Directors selected by JB Partners, an investor in the Company. See Item 9.

                 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.   The following documents are filed as part  of  this  Annual
Report on Form 10-KSB:

3(i)(1)   Articles of Incorporation of Synthetech, Inc., as amended

3(ii)(7)  Bylaws of Synthetech, Inc., as amended

10.1(2,3) License  Agreement dated March 16, 1990 between Synthetech, Inc.  and
          Miwon Co. Ltd.

10.2(2,4) Supply  Agreement dated January 3, 1989 between Synthetech, Inc.  and
          Biomeasure, Incorporated

10.3(2,4) License Agreement dated January 3, 1989 between Synthetech, Inc.  and
          Biomeasure, Incorporated

10.4(2,+) Synthetech,  Inc.  Amended and Restated 1984 Stock Option  and  Bonus
          Plan

10.5(5,+) Synthetech, Inc. 1990 Stock Option Plan

10.6(6) Stock and Warrant Purchase Agreement dated as of August 23, 1991 between the Company and JB Partners, a general partnership formed under the laws of the State of New York ("JB")

10.7 Amendment No. 1 to Stock and Warrant Purchase Agreement between the Company and JB dated as of March 26, 1996

10.8(6) Agreement dated September 30, 1991 Among Certain Shareholders of the Company

10.9(6) Warrant dated January 7, 1992 to purchase 25,000 shares of Common Stock issued to Page E. Golsan, III

10.10(8) Agreement and Release dated as of March 31, 1995 between Synthetech, Inc. and Paul C. Ahrens (the "Ahrens Agreement")

10.11     Addendum to Ahrens Agreement dated as of April 1, 1996

10.12(8,+)1995 Incentive Compensation Plan

10.13 Warrant dated _______ to purchase 100,000 shares of common stock issued to Emanuel & Company

10.14   U.S. Bank Line of Credit

23      Consent of Arthur Andersen LLP

__________________________

(+)    Management contract or compensatory plan.

(1) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

(2) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

(3) Confidential treatment of certain portions of this document was granted by the Commission on May 7, 1990 (File No. 33-27566).

(4) Confidential treatment of certain portions of this document was granted by the Commission on January 10, 1990 (File No. 33-27566).

(5) Incorporated by reference to Exhibit A to the definitive copy of registrant's Proxy Statement (dated October 23, 1990) for the 1990 Annual Meeting of Shareholders.

(6) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(7) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994.

(8) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.



(b)  Reports on Form 8-K

None.

                             SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 4, 1996            SYNTHETECH, INC.
                               (Registrant)


                               By  /s/  M. Sreenivasan
                                  M. ("Sreeni") Sreenivasan
                                  President and Chief
                                  Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                    Title                      Date

/s/  M. Sreenivasan          President, Chief             May 31, 1996
 M. ("Sreeni") Sreenivasan   Executive Officer
                             (Principal Executive
                             Officer) and Director


/s/  Charles B. Williams     Vice President of Finance    May 31, 1996
  Charles B. Williams        and Administration, Chief
                             Financial Officer,
                             Secretary and Treasurer
                             (Principal Financial
                             Officer and Principal
                             Accounting Officer)


/s/  Paul C. Ahrens          Chairman of the Board        May 31, 1996
  Paul C. Ahrens


/s/  Howard L. Farkas        Director                     May 31, 1996
  Howard L. Farkas


/s/  Page E. Golsan, III     Director                     May 31, 1996
  Page E. Golsan, III

                              INDEX TO EXHIBITS

                                                              Sequential
                                                                Page No.

3(i)(1)1 Articles of Incorporation of Synthetech, Inc., as amended

3(ii)(7)   Bylaws of Synthetech, Inc., as amended

10.1(2,3)  License  Agreement dated March 16,  1990  between
           Synthetech, Inc. and Miwon Co. Ltd.

10.2(2,4)  Supply  Agreement dated January 3,  1989  between
           Synthetech, Inc. and Biomeasure, Incorporated

10.3(2,4)  License  Agreement dated January 3, 1989  between
           Synthetech, Inc. and Biomeasure, Incorporated

10.4(2,+)  Synthetech, Inc. Amended and Restated 1984  Stock
           Option and Bonus Plan

10.5(5,+)  Synthetech, Inc. 1990 Stock Option Plan

10.6(6)    Stock and Warrant Purchase Agreement dated as  of
           August  23,  1991  between  the  Company  and  JB
           Partners, a general partnership formed under the laws of the State of New York ("JB")

10.7    Amendment  No.  1  to Stock and Warrant  Purchase
        Agreement between the Company and JB dated as  of
        March 26, 1996                                              34

10.8(6) Agreement dated September 30, 1991 Among  Certain
        Shareholders of the Company

10.9(6) Warrant dated January 7, 1992 to purchase  25,000
        shares  of Common Stock issued to Page E. Golsan,III

10.10(8)Agreement and Release dated as of March 31,  1995
        between Synthetech, Inc. and Paul C. Ahrens  (the
        "Ahrens Agreement")

10.11   Addendum to Ahrens Agreement dated as of April 1,
        1996                                                        36

10.12(8,+)  1995 Incentive Compensation Plan

10.13   Warrant dated _______ to purchase 100,000  shares
        of common stock issued to Emanuel & Company                 38

10.14   U.S. Bank Line of Credit                                    44

24      Consent of Arthur Andersen LLP                              55

__________________________

(+)  Management contract or compensatory plan.

(1) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

(2) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

(3) Confidential treatment of certain portions of this document was granted by the Commission on May 7, 1990 (File No. 33-27566).

(4) Confidential treatment of certain portions of this document was granted by the Commission on January 10, 1990 (File No. 33-27566).

(5) Incorporated by reference to Exhibit A to the definitive copy of registrant's Proxy Statement (dated October 23, 1990) for the 1990 Annual Meeting of Shareholders.

(6) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(7) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994.
(8) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.
                                       33