Form 10KSB/A
period 1996-03-31
SYNTHETECH INC
filed 1996-06-24
CIK 749290

                  U. S. SECURITIES AND EXCHANGE COMMISSION Washington,

                           D.C. 20549

                              FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one):  YES      NO  X

EXPLANATORY NOTE

The following paragraph with regard to Charles B. Williams set forth in
Part III, Item 9 is hereby amended in its entirety as follows:

     Charles  B.  Williams.   Mr. Williams  has  served  as  Vice
     President of Administration and Finance and Treasurer since 1990. In 1995, he became the Secretary of the Company and in July 1995,
     he also became Chief Financial Officer.   Mr. Williams  is
     responsible for accounting, administration, finance, personnel and information systems. From 1988 to 1990, Mr. Williams served as the Controller. Prior thereto, he was Controller for White's Electronics, Inc. of Sweet Home, Oregon for 5 years. His responsibilities at White's Electronics included accounting, data processing, personnel and finance. From 1976 to 1983, he held several accounting and financial positions with Teledyne Wah Chang, a metals producer in Albany, Oregon. Mr. Williams earned his B.S. in Economics and M.B.A. from Oregon State University.

In addition, Exhibit 23 was incorrectly listed as Exhibit 24 on the Index of Exhibits originally filed. A corrected Index of Exhibits is refiled herewith.

The undersigned hereby amends its Annual Report on Form 10-KSB for the fiscal year encded March 31, 1996 pursuant to Regulation 240.12b-15 of the Securities Exchange Act of 1934.

The Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date:  June 21, 1996           SYNTHETECH, INC.
                              (Registrant)


                               By  /s/ Charles B. Williams
                                  Vice President of Finance and
                                  Administration, Chief Financial
                                  Officer, Secretary and Treasurer

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

10.8(6) Agreement dated September 30, 1991 Among  Certain
        Shareholders of the Company

10.9(6) Warrant dated January 7, 1992 to purchase  25,000
        shares  of Common Stock issued to Page E. Golsan,III

10.10(8)Agreement and Release dated as of March 31,  1995
        between Synthetech, Inc. and Paul C. Ahrens  (the
        "Ahrens Agreement")

10.11   Addendum to Ahrens Agreement dated as of April 1,
        1996                                                     36

10.12(8,+)  1995 Incentive Compensation Plan

10.13   Warrant dated _______ to purchase 100,000  shares
        of common stock issued to Emanuel & Company              38

10.14   U.S. Bank Line of Credit                                 44

23      Consent of Arthur Andersen LLP                           55

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