Form 10QSB
period 1996-06-30
SYNTHETECH INC
filed 1996-08-12
CIK 749290

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                FORM 10-QSB


(Mark One)

[  X  ]      QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
SECURITIES
            EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

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

            Registrant's telephone number, including area code:
                              (541) 967-6575

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 9, 1996 was 13,547,736.

     Transitional Small Business Disclosure Format (check):

Yes       No  X

                       PART I.  FINANCIAL INFORMATION

          Item 1.  Financial Statements
                             SYNTHETECH, INC.

                              BALANCE SHEETS

                                             (unaudited)
                                              June 30,     March 31,
                                                1996         1996
                                              --------     ---------
     ASSETS
     ------
CURRENT ASSETS:
Cash and cash equivalents                    $ 6,292,00     $ 5,049,000
Securities available for sale                   410,000         395,000
Accounts receivable, less allowance for
 doubtful accounts of $15,000 for both
 periods                                      1,469,000       1,355,000
Inventories                                   2,160,000       1,924,000
Prepaid expenses                                112,000          71,000
Income tax receivable                                 -         152,000
Deferred income taxes                            59,000          59,000
Other current assets                              1,000           1,000
                                             __________       _________
TOTAL CURRENT ASSETS                         10,503,000       9,006,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net   1,819,000       1,311,000

SECURITIES AVAILABLE FOR SALE                   620,000         626,000

OTHER ASSETS                                     16,000          16,000
                                            ___________     ___________
TOTAL ASSETS                                $12,958,000     $10,959,000
                                            ===========     ===========

                    See notes to financial statements.

                             SYNTHETECH, INC.

                              BALANCE SHEETS
                                (continued)

                                             (unaudited)
                                              June 30,     March 31,
                                               1996         1996
     LIABILITIES AND SHAREHOLDERS'EQUITY
     -----------------------------------

CURRENT LIABILITIES:
Accounts payable                           $   534,000     $   271,000                                         000          00
Accrued compensation                           160,000         479,000
Income taxes payable                           651,000               -
Other accrued liabilities                        6,000           1,000
Deferred revenue                                44,000          98,000
                                             _________         _______
TOTAL CURRENT LIABILITIES                    1,395,000         849,000

DEFERRED INCOME TAXES                            8,000          10,000

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized
 100,000,000 shares; issued and outstanding
 13,548,000 and 13,475,000 shares               13,000          13,000
Paid-in capital                              6,722,000       6,589,000
Employee notes receivable and deferred
 compensation                                 (122,000)       (130,000)
Unrealized gain on securities available
 for sale                                       25,000          30,000
Retained earnings                            4,917,000       3,598,000
                                            __________      __________
TOTAL SHAREHOLDERS' EQUITY                  11,555,000      10,100,000
                                           ___________     ___________
TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY  $12,958,000     $10,959,000
                                           ===========     ===========

                    See notes to financial statements.

                             SYNTHETECH, INC.

                           STATEMENTS OF INCOME
                                (unaudited)

For the Three Month Period Ended June 30          1996           1995
- ----------------------------------------          ----           ----
REVENUES                                      $ 3,521,000    $ 2,214,000
COST OF SALES                                   1,128,000        747,000
                                                _________      _________
GROSS PROFIT                                    2,393,000      1,467,000
                                                _________      _________
RESEARCH AND DEVELOPMENT                           69,000         59,000
SELLING, GENERAL AND ADMINISTRATIVE               279,000        236,000
                                                _________      _________
OPERATING EXPENSES                                348,000        295,000
                                                _________      _________
OPERATING INCOME                                2,045,000      1,172,000

OTHER INCOME, net                                  83,000         59,000
                                                _________      _________
INCOME BEFORE INCOME TAXES                      2,128,000      1,231,000

PROVISION FOR INCOME TAXES                        809,000        473,000
                                               __________       ________
NET INCOME                                     $1,319,000       $758,000
                                               ==========       ========

NET INCOME PER COMMON SHARE                         $0.09          $0.06
                                                    =====          =====

SHARES USED IN PER SHARE CALCULATION           14,204,911     13,115,735

                             See notes to financial statements.

                             SYNTHETECH, INC.

                         STATEMENTS OF CASH FLOWS
                                (unaudited)

For the Three Month Period Ended June 30                 1996         1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $1,319,000    $758,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Depreciation, amortization and other                     55,000      47,000
  Amortization of deferred compensation                     8,000           -
  Accrued interest on securities available for sale       (16,000)    (28,000)
  Realized gain on securities available for sale                -      (8,000)
  (Increase) decrease in assets:
    Accounts receivable, net                             (114,000)    (96,000)
    Inventories                                          (236,000)    (74,000)
    Prepaid expenses                                      (41,000)     23,000
    Income tax receivable                                 152,000           -
    Other assets                                                -       8,000
 Increase (decrease) in liabilities:
    Accounts payable, accrued expenses and
     income taxes payable                                 600,000     503,000
    Deferred revenue                                      (54,000)          -
                                                        _________   _________
    Net cash provided by operating activities           1,673,000   1,133,000
                                                        _________   _________
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment purchases              (563,000)    (82,000)
    Proceeds from sale of securities available
     for sale                                                   -     148,000
                                                         ________     _______
    Net cash (used by) provided by investing activities  (563,000)     66,000
                                                         ________     _______
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock option exercises and
     disqualifying dispositions                          151,000       16,000
    Payments related to the registration of stock        (18,000)           -
                                                         _______       ______
    Net cash provided by financing activities            133,000       16,000
                                                       _________    _________
NET INCREASE IN CASH AND CASH EQUIVALENTS              1,243,000    1,215,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       5,049,000    1,199,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $6,292,000   $2,414,000
                                                      ==========   ==========

NON-CASH INVESTING ACTIVITIES:
    Unrealized (loss) gain on securities                ($5,000)      $25,000
     available for sale
    Issuance of stock options at below fair value             -       $21,000

                    See notes to financial statements.

                       NOTES TO FINANCIAL STATEMENTS

NOTE A.   GENERAL AND BUSINESS

          The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech's 1996 Form 10-KSB.

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


NOTE B.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for the three month period ended June 30:


           Cash Paid
           ---------
                                         1996                 1995
                                         ----                 ----
            Income Taxes                $5,000             $ 40,000

NOTE C. EARNINGS PER SHARE

     Earnings per share are computed using the weighted average number of common shares and common stock equivalents (stock options and warrants) outstanding during the applicable period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.

                                               Percentage of Revenues
                                               ----------------------
For the Three Month Period Ended June 30          1996       1995
                                                  ----       ----

Revenues                                         100.0%     100.0%
Cost of Sales                                     32.0       33.7
                                                 _____      _____
Gross Profit                                      68.0       66.3

Research and Development                           2.0        2.7
Selling, General and Administrative                7.9       10.7
                                                 _____      _____
Operating Income                                  58.1       52.9
Other Income                                       2.4        2.7
                                                 _____      _____
Income Before Income Taxes                        60.5       55.6

Provision for Income Taxes                        21.4       23.0
                                                 _____      _____
Net Income                                        37.5%      34.2%
                                                 =====      =====

Revenues

     Revenues increased by 59% to $3.52 million in the first quarter of fiscal 1997 from $2.21 million in the first quarter of fiscal 1996. Peptide Building Blocks (PBBs) represented 100% of revenues for the first quarter of fiscal 1997 and 98% of revenues for the first quarter of fiscal 1996. International sales, mainly to Japan and Western Europe, were $516,000 in the first quarter of fiscal 1997 as compared to $629,000 for the first quarter of fiscal 1996.

     Revenues for the first quarter of fiscal 1997 included sales associated with PBB orders for use in late stage clinical trials by two customers of $1.35 million and $1.3 million, respectively, representing 75% of revenues for the quarter. Revenues from these customers in the first quarter of fiscal 1996 were only $279,000 and $49,000, respectively, or 15% of revenues for that quarter. These results demonstrate the continuing potential for period to period fluctuations in sales of products. Moreover, as a supplier of PBBs for drugs in various stages of development, the Company's orders are always subject to curtailment or cancellation. For example, one of the customers referenced above, who has purchased a total of $3.4 million of a PBB from February 1995 through June 1996, has advised the Company that it is pursuing an alternative lower-cost manufacturing process and seriously considering discontinuing additional purchases after August 1996. The Company expects to sell additional amounts of this PBB to this customer during the second quarter of fiscal 1997 at a similar level to that of the first quarter of fiscal 1997.

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



Gross Profit

     Gross profit was $2.39 million or 68% of revenues in the first quarter of fiscal 1997 as compared to $1.47 million or 66% of revenues in the first quarter of fiscal 1996. The increase in gross profit as a percentage of revenue resulted from the increased level of revenue combined with the mix of products. The Company expects these factors to continue to fluctuate from period to period and cause variations in gross profit margins. Increased revenues positively affect gross profit margins since a portion of the Company's manufacturing overhead costs are relatively fixed.


Operating Expenses

     Research and development (R&D) and selling, general and administrative (SG&A) expenses were $348,000 in the first quarter of fiscal 1997 compared to $295,000 in the first quarter of fiscal 1996. As a percentage of revenues, R&D and SG&A expenses decreased to 10% in the first quarter of fiscal 1997 from 13% in the same period of fiscal 1996 due to the increased level of revenues.


Operating Income

     Operating income increased to $2.05 million or 58% of revenues in the first quarter of fiscal year 1997 compared with $1.17 million or 53% of revenues in the first quarter of fiscal year 1996.


Other Income

     The net other income of $83,000 in the first quarter of fiscal 1997 and $59,000 in the first quarter of fiscal 1996 came primarily from interest earnings.

Net Income

     For the first quarter of fiscal 1997 the Company earned $2.13 million before income taxes. A provision for income taxes of $809,000 resulted in net income of $1.32 million. The Company's effective tax rate was 38% for the first quarter of fiscal 1997 and the first quarter of fiscal 1996.

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

      As a supplier of building blocks for peptide-based drugs, Synthetech's revenue will be affected by these industry factors. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Since Synthetech's revenue comes predominantly from PBBs used in drug development programs, the overall impact on Synthetech's business from the cancellation rate will depend, to a large extent, on the rate of new drug development efforts being commenced.

      The advancement of a drug for which Synthetech is providing PBBs from a drug development program into an "approved" status by the FDA could also significantly affect Synthetech's business if Synthetech is able to continue to supply the PBBs for the approved drug. With the increased volume typically associated with "approved" drugs, the Company, however, expects to face increased competition for this business.

      These   industry  factors  combined  with  timing  of  customer   and
regulatory decisions and other unanticipated events may produce substantial fluctuations in Synthetech's revenues for the foreseeable future.


Liquidity and Capital Resources

     At June 30, 1996, the Company had working capital of $9.11 million compared to $8.16 million at March 31, 1996. The Company's cash, cash equivalents and short term securities available for sale at June 30, 1996 totaled $6.7 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at June 30, 1996.

     The increase in accounts receivable to $1.47 million at June 30, 1996 from $1.36 million at March 31, 1996 reflected the higher level of sales in the quarter. The increase of inventory to $2.16 million at June 30, 1996 from $1.92 million at March 31, 1996 primarily resulted from higher levels of raw materials and work-in-process inventory partially offset by lower levels of finished products inventory.

     The Company had approximately $563,000 of capital expenditures during the first three months of fiscal 1997 for equipment and equipment upgrades in the existing plant and for the new plant expansion. The Company anticipates total capital expenditures for fiscal 1997 for the existing plant to be $500,000 and for the new plant expansion to be $6 million for a total of $6.5 million. The Company continues to expect to finance a majority of these capital expenditures from internal cash flow, but is also exploring bank financing and other outside funding sources.

      Groundbreaking for the new plant began during the first quarter of fiscal 1997 and the expected completion date continues to be in the spring of 1997. The Company is currently running round-the-clock production in response to order demand.

                        PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1* Articles of Incorporation

     3.2* Bylaws

     27   Financial Data Schedule

__________________

      *Incorporated by reference herein from the Company's Form 10-K for the year ended March 31, 1991.


(b)  Reports

     No reports on Form 8-K were filed during the quarter.

                                SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   SYNTHETECH, INC.
                                     (Registrant)



Date:  August 12, 1996             /s/  M. Sreenivasan
                                   M. Sreenivasan
                                   President & C.E.O.



Date:   August 12, 1996            /s/  Charles B. Williams
                                   Charles B. Williams
                                   Vice President, Finance
                                   and Administration, C.F.O,
                                   Chief Accounting Officer