Form 10QSB
period 1996-09-30
SYNTHETECH INC
filed 1996-11-12
CIK 749290

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

(Mark One)

[  X  ]  QUARTERLY  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                    OR

[    ]   TRANSITION  REPORT  PURSUANT TO  SECTION  1  OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________to_______________

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

     Check whether the issuer: (1) filed all reports required to be file by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 7, 1996 was 13,723,671.

     Transitional Small Business Disclosure Format (check):

Yes       No  X
                                                          .

                 PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements


                           SYNTHETECH, INC.
                           ----------------

                            BALANCE SHEETS
                            --------------
--------------------

                                                 (unaudited)
                                                September 30,   March 31,
                                                     1996         1996
                                               -------------  ------------

             ASSETS
             ------

CURRENT ASSETS:
  Cash and cash equivalents                       $6,539,000   $5,049,000
  Securities available for sale                      394,000      395,000
  Accounts receivable, less allowance for
   doubtful accounts of $15,000 for both periods   1,810,000    1,355,000
  Inventories                                      2,086,000    1,924,000
  Prepaid expenses                                   173,000       71,000
  Income tax receivable                                    -      152,000
  Deferred income taxes                               59,000       59,000
  Other current assets                                 1,000        1,000
                                                  ----------    ---------
    TOTAL CURRENT ASSETS                          11,062,000    9,006,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net        2,885,000    1,311,000

SECURITIES AVAILABLE FOR SALE                        621,000      626,000

OTHER ASSETS                                          15,000       16,000
                                                 -----------  -----------
TOTAL ASSETS                                     $14,583,000  $10,959,000
                                                 ===========  ===========

                        See notes to financial statements.

                                SYNTHETECH, INC.
                                ----------------

                                 BALANCE SHEETS
                                 --------------
                                   (continued)

                                                  (unaudited)
                                                 September 30,    March 31,
                                                     1996          1996
------------------------------------             ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------


CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $  625,000  $  271,000
  Accrued compensation                                283,000     479,000
  Income taxes payable                                217,000           -
  Other accrued liabilities                            10,000       1,000
  Deferred revenue                                     44,000      98,000
                                                  ----------- -----------
    TOTAL CURRENT LIABILITIES                       1,179,000     849,000

DEFERRED INCOME TAXES                                   9,000      10,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
   100,000,000 shares; issued and outstanding,
   13,724,000 and 13,475,000 shares                    14,000      13,000
  Paid-in capital                                   6,932,000   6,589,000
  Employee notes receivable and deferred
   compensation                                       (62,000)   (130,000)
  Unrealized gain on securities available
   for sale                                            25,000      30,000
  Retained earnings                                 6,486,000   3,598,000
                                                  -----------  -----------
    TOTAL SHAREHOLDERS' EQUITY                     13,395,000  10,100,000
                                                  ----------- -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $14,583,000 $10,959,000
                                                  =========== ===========

                       See notes to financial statements.

                                     SYNTHETECH,INC.

                                 STATEMENTS OF OPERATIONS
                                 ------------------------
                                       (unaudited)

                          FOR the Three Months Ended  FOR the Six Months Ended
                                 September 30,              September 30,
                               1996         1995         1996         1995
-------------------------   ----------   ----------   ----------   ----------
REVENUES                    $4,554,000   $1,976,000   $8,075,000   $4,190,000
COST OF SALES                1,768,000      939,000    2,896,000    1,686,000
                            ----------    ---------    ---------    ---------
GROSS PROFIT                 2,786,000    1,037,000    5,179,000    2,504,000

RESEARCH AND DEVELOPMENT        35,000       62,000      104,000      121,000
SELLING, GENERAL
 AND ADMINISTRATIVE            311,000      198,000      590,000      434,000
                             ---------    ---------    ---------    ---------
OPERATING EXPENSE              346,000      260,000      694,000      555,000
                             ---------    ---------    ---------    ---------
OPERATING INCOME             2,440,000      777,000    4,485,000    1,949,000
OTHER INCOME, net               92,000       63,000      175,000      122,000
                             ---------    ---------    ---------    ---------
INCOME BEFORE INCOME TAXES   2,532,000      840,000    4,660,000    2,071,000

PROVISION FOR INCOME TAXES     962,000      322,000    1,771,000      795,000
                             ---------    ---------    ---------    ---------
NET INCOME                  $1,570,000     $518,000   $2,889,000   $1,276,000
                            ==========   ==========   ==========   ==========
NET INCOME PER
 COMMOM SHARE                    $0.11        $0.04        $0.20        $0.09
                            ==========   ==========   ==========   ==========

SHARES USED IN PER
 USED IN PER SHARE
 CALCULATION                14,259,752   13,754,285   14,219,601   13,658,262
                            ==========   ==========   ==========   ==========

                           See notes to financial statements.

                                       SYNTHETECH, INC.

                                   STATEMENTS OF CASH FLOWS
                                   ------------------------
                                         (unaudited)

For the Six Month Period Ended September                1996         1995
----------------------------------------             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $2,889,000   $1,276,000
Adjustments to reconcile net income to
  net cash provided by operating
activities:
      Depreciation, amortization and other              113,000       97,000
      Amortization of deferred compensation              18,000       11,000
      Accrued interest on securities
       available for sale                                     -       (2,000)
      Accrued interest on employee notes receivable      (2,000)      (1,000)
      Realized gain on sale of securities
       available for sale                                     -       (8,000)

    (Increase) decrease in assets:
      Accounts receivable, net                         (455,000)    (412,000)
      Inventories                                      (162,000)       7,000
      Prepaid expenses                                 (102,000)     (35,000)
      Income tax receivable                             152,000            -
      Other assets                                            -       10,000

    Increase (decrease) in liabilities:
      Accounts payable, accrued
       liabilities and income taxes payable             384,000      151,000
      Deferred revenue                                  (54,000)           -
                                                      ----------   ----------
        Net cash provided by operating activities     2,781,000    1,094,000
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment purchases           (1,685,000)    (161,000)
   Proceeds from sale of securities
    available for sale                                        -      148,000
   Employee notes receivable                             50,000      (80,000)
                                                     ----------   -----------
       Net cash used by investing activities         (1,635,000)     (93,000)
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from stock option exercises
    and disqualifying dispositions                      158,000      171,000
   Proceeds from stock warrant exercises                186,000            -
                                                     ----------   ----------
        Net cash provided by financing activities       344,000      171,000
                                                     ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             1,490,000    1,172,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      5,049,000    1,199,000
                                                     ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $6,539,000   $2,371,000
                                                     ==========   ==========
NON-CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on securities available
 for sale                                                (5,000)      22,000
Issuance of stock options at below fair value                 -       21,000

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


NOTE B.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for periods ended September 30:


          Cash Paid
          ---------
                            Three Months               Six Months
                          1996       1995           1996       1995

     Income Taxes     $ 1,397,000  $ 769,000    $ 1,403,000  $ 809,000

NOTE C. EARNINGS PER SHARE

     Earnings per share are computed using the weighted average number of common shares and common stock equivalents (stock options and warrants) outstanding during the applicable period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following table sets forth, for the periods indicated, the percentage of revenues by each item included in the Statements of Income.



                                       Percentage of Revenues

                       Three Months September 30,     Six Months September 30,
                           1996          1995           1996         1995
------------------         -----         -----          -----        -----

Revenues                   100.0 %      100.0 %        100.0 %      100.0 %
Cost of sales               38.8         47.5           35.9         40.2
                           ------       ------         ------       ------
Gross Profit                61.2         52.5           64.1         59.8

Research and Development     0.8          3.1            1.3          2.9
Selling, General
 and Administration          6.8         10.0            7.3         10.4
                           ------       ------         ------       ------
Operating Expense            7.6         13.1            8.6         13.3

Operating Income            53.6         39.4           55.5         46.5
Other Income                 2.0          3.2            2.2          2.9
                           ------       ------         ------       ------
Income Before
 Income Taxes               55.6         42.6           57.7         49.4
Provision For
 Income Taxes               21.1         16.3           21.9         19.0
                           ------       ------         ------       ------
Net Income                  34.5 %       26.3 %         35.8 %       30.4 %
                           ======       ======         ======       ======


Revenues

     Revenues increased by 130% to $4.56 million in the second quarter of fiscal 1997 from $1.98 million in the second quarter of fiscal 1996. Revenues were $8.08 million for the first half of fiscal 1997, a 93% increase from revenues of $4.19 million in the first half of fiscal 1996. Peptide Building Blocks (PBBs) represented nearly 100% of revenues for the second quarter and first half of fiscal 1997 and fiscal 1996.
International sales, mainly to Japan and Western Europe, were $2.25 million and $2.77 million for the second quarter and first half of fiscal 1997 as compared to $523,000 and $1.15 million for the second quarter and first half of fiscal 1996.

     Revenues for the second quarter of fiscal 1997 included sales associated with PBB orders for use in late stage clinical trials by two customers of $1.9 million and $1.21 million, respectively, representing 68% of revenues for the quarter. The revenues associated with these two customers for the first half of fiscal 1997 were $3.25 million and $2.51 million, respectively, representing 71% of revenues for the first half. Revenues from these customers in the second quarter of fiscal 1996 were only $483,000 and $33,000, respectively, or 26% of revenues for that quarter, and in the first half of fiscal 1996 were only $762,000 and
$83,000, respectively, or 20% of revenues.   While the Company has had two
record revenue quarters, the year-to-year results for these products demonstrate the continuing potential for fluctuation in sales of products.

     Moreover, as a supplier of PBBs for drugs in various stages of development, the Company's orders are always subject to curtailment or cancellation. For example, the customer with purchases of $1.9 million in the second quarter of fiscal 1997, and a total of nearly $5.27 million from February 1995 through September 1996, advised the Company that it is pursuing an alternative, lower-cost manufacturing process and discontinuing additional purchases. With the completion of shipments to this customer in mid-October 1996, the Company believes that it is unlikely that the revenues for the second half of fiscal 1997 will be at the same level as for the first half. Nevertheless, the Company expects to have another solid growth year and continue to be active with PBB sales, including additional sales to the customer that purchased $1.21 million in the second quarter of fiscal 1997 and sales related to other ongoing and new business. The exact extent of its future business, however, is difficult to predict.

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


Gross Profit

     Gross profit increased to $2.79 million in the second quarter of fiscal 1997 from $1.04 million in the second quarter of fiscal 1996. As a percent of sales, gross profit increased to 61% in the second quarter of fiscal 1997 from 53% for the same period last year. Gross profit increased to $5.18 million or 64% of revenues in the first half of fiscal 1997 from $2.5 million or 60% of revenues for the same period of fiscal 1996. The increase in gross profit as a percentage of revenues resulted from the increased level of revenues combined with a change in the mix of products. The Company expects these factors to continue to fluctuate from period to period and cause variations in gross profit margins. Increased revenues positively affect gross profit margins since a portion of the Company's manufacturing overhead costs are relatively fixed.

Operating Expenses

     Research and development (R&D) and selling, general and administrative (SG&A) expenses were $346,000 in the second quarter of fiscal 1997 compared to $260,000 in the second quarter of fiscal 1996. As a percentage of sales, R&D and SG&A expenses decreased to 8% in the second quarter of fiscal 1997 from 13% in the same period of fiscal 1996. R&D and SG&A expenses increased to $694,000 in the first half of fiscal 1997 from $555,000 in fiscal 1996. As a percentage of sales, R&D and SG&A expenses decreased to 9% in the first half of fiscal 1997 from 13% in the same period of fiscal 1996. While operating expenses have increased reflecting increased staffing and other costs associated with the Company's growth, operating expenses as a percent of revenues have decreased significantly.

Operating Income

     Operating income increased to $2.44 million or 54% of revenues in the second quarter of fiscal 1997 from $777,000 or 39% for the same period last year. For the first half of fiscal 1997 operating income increased to $4.49 million or 56% of revenues compared with $1.95 million or 47% for the first half of fiscal 1996.

Other Income

     The net other income of $92,000, and $175,000 in the second quarter and first half of fiscal 1997, respectively, and the $63,000 and $122,000 net other income in the second quarter and first half of fiscal 1996, respectively, came primarily from interest earnings.

Net Income

     For the second quarter and first half of fiscal 1997, the Company earned $2.53 million, and $4.66 million before income taxes, respectively. A provision for income taxes of $962,000 resulted in net income of $1.57 million for the second quarter and a provision for income taxes of $1.77 million resulted in net income of $2.89 million for the first half of fiscal 1997. The Company's effective tax rate for the second quarter and first half of fiscal 1997 was 38% which was the same for the second quarter and first half of fiscal 1996.

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

Capital Resources and Liquidity

     At September 30, 1996, the Company had working capital of $9.88 million compared to $8.16 million at March 31, 1996. The Company's cash, cash equivalents and short term securities available for sale at September 30, 1996 totaled $6.93 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at September 30, 1996.

     The increase in accounts receivable to $1.81 million at September 30, 1996 from $1.36 million at March 31, 1996 reflected the higher level of sales in the quarter. The increase of inventory to $2.09 million at September 30, 1996 from $1.92 million at March 31, 1996 primarily resulted from higher levels of work-in-process inventory.

     The Company had approximately $1.69 million of capital expenditures during the first half of fiscal 1997, of which $364,000 was for equipment and equipment upgrades in the existing plant and $1.32 million for the new plant expansion. The Company anticipates total capital expenditures for fiscal 1997 for the existing plant to be $500,000 and for the new plant expansion to be $6 million for a total of $6.5 million. The Company continues to expect to finance a majority of these capital expenditures from internal cash flow, but is also exploring bank financing and other outside funding sources.

      Groundbreaking for the new plant began during the first quarter of fiscal 1997 and the expected completion date continues to be in the spring of 1997. In response to the conclusion of the order for the PBB customer discussed earlier, the Company has reduced its production from a 7-day to a 5-day per week, round-the-clock production schedule.

                      _________________________


      Certain statements in the Company's Form 10-QSB contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties, including, but not limited to, potential quarterly revenue fluctuations, uncertain market for products, technological change, customer concentration, impact of competitive products and pricing, and other risks detailed in the Company's Securities and Exchange Commission Filings, including the Company's Form 10-KSB for the fiscal year ended March 31, 1996.

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders.

     The Company held its Annual Meeting of Shareholders on July 18, 1996. At that meeting, the following proposals were approved by the shareholders:


Election Of Directors

     Name                             For         Withheld
     ----                             ---         --------
     Paul C. Ahrens                 12,579,562      39,603
     Howard L. Farkas               12,579,437      39,728
     Page E. Golsan III             12,579,882      39,283
     M. ("Sreeni") Sreenivasan      12,580,882      38,283


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




                                   SYNTHETECH, INC.
                                     (Registrant)



Date:  November 8, 1996            /s/  M. Sreenivasan
                                   M. Sreenivasan
                                   President & C.E.O.



Date:   November  8,  1996         /s/   Charles  B.  Williams
                                   Charles B. Williams
                                   Vice President, Finance
                                   and Administration, C.F.O,
                                   Chief Accounting Officer