Form 10QSB
period 1996-12-31
SYNTHETECH INC
filed 1997-02-10
CIK 749290

                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 1 OR 15(d) OF THE SECURITIES
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

Yes  X    No_____

	The number of shares of the registrant's common stock, $.001 par value, outstanding as of February 5, 1997 was 13,761,271.

	Transitional Small Business Disclosure Format (check):

Yes       No  X

                           PART I.   FINANCIAL INFORMATION



 Item 1.  Financial Statements


                                    SYNTHETECH, INC.

                                     BALANCE SHEETS
                                    ----------------


                                               (unaudited)
                                               December 31,       March 31,
                                                   1996              1996
                                               ------------       ----------


             ASSETS
             ------

CURRENT ASSETS:

  Cash and cash equivalents                       $6,725,000      $5,049,000
  Securities available for sale                      409,000         395,000
  Accounts receivable, less allowance for
   doubtful accounts of $15,000 for both periods   1,582,000       1,355,000
  Inventories                                      1,640,000       1,924,000
  Prepaid expenses                                   212,000          71,000
  Income tax receivable                                    0         152,000
  Deferred income taxes                               59,000          59,000
  Other current assets                                 1,000           1,000
                                                  ----------       ---------
    TOTAL CURRENT ASSETS                          10,628,000       9,006,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net        4,303,000       1,311,000

SECURITIES AVAILABLE FOR SALE                        622,000         626,000

OTHER ASSETS                                          14,000          16,000
                                                 -----------     -----------
TOTAL ASSETS                                     $15,567,000     $10,959,000
                                                 ===========     ===========

                      See notes to financial statements.

                                    SYNTHETECH, INC.

                                     BALANCE SHEETS
                                    ----------------
                                      (continued)



                                                (unaudited)
                                                December  31,   March 31,
                                                    1996          1996
                                                -------------   ---------
------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

Accounts payable and accrued expenses                $455,000       $271,000
Accrued compensation                                  373,000        479,000
Income taxes payable                                   10,000              -
Other accrued liabilities                               9,000          1,000
Deferred revenue                                       44,000         98,000
                                                      -------        -------
    TOTAL CURRENT LIABILITIES                         891,000        849,000


DEFERRED INCOME TAXES                                   8,000         10,000


SHAREHOLDERS' EQUITY:

Common stock, $.001 par value; authorized
 100,000,000 shares; issued and outstanding,
 13,761,000 and 13,475,000 shares                      14,000         13,000
Paid-in capital                                     7,260,000      6,589,000
Employee notes receivable and deferred
 compensation                                         (55,000)      (130,000)
Unrealized gain on securities available for sale       26,000         30,000
Retained earnings                                   7,423,000      3,598,000
                                                    ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                         14,668,000     10,100,000
                                                   ----------     ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $15,567,000    $10,959,000
                                                  ===========    ===========

                         See notes to financial statements.

                                    SYNTHETECH, INC.

                                STATEMENTS OF OPERATIONS
                                ------------------------
                                      (unauditied)

                                 For the Three Months   For the Nine Months
                                  Ended December 31,     Ended December 31,

                                  1996        1995        1996       1995

---------------------            --------    -------     -------    -------

REVENUES                       $3,022,000  $2,039,000  $11,097,000  $6,229,000
COST OF SALES                   1,281,000     862,000    4,177,000   2,548,000
                               ----------  ----------  -----------  ----------
GROSS PROFIT                    1,741,000   1,177,000    6,920,000   3,681,000

RESEARCH AND DEVELOPMENT           52,000      41,000      156,000     162,000
SELLING, GENERAL AND
 ADMINISTRATIVE                   283,000     186,000      873,000     620,000
                               ----------  ----------   ----------   ---------
OPERATING EXPENSE                 335,000     227,000    1,029,000     782,000
                               ----------  ----------   ----------   ---------
OPERATING INCOME                1,406,000     950,000    5,891,000   2,899,000

OTHER INCOME, net                 104,000     101,000      279,000     223,000
                               ----------  ----------   ----------   ---------
INCOME BEFORE INCOME TAXES      1,510,000   1,051,000    6,170,000   3,122,000

PROVISION FOR INCOME TAXES        574,000     331,000    2,345,000   1,126,000
                               ----------  ----------   ----------  ----------
NET INCOME                       $936,000    $720,000   $3,825,000  $1,996,000
                               ==========  ==========   ==========  ==========

 NET INCOME PER COMMON SHARE        $0.06       $0.05        $0.26       $0.15
                                =========   =========    =========   =========

SHARES USED IN PER SHARE
 CALCULATION                   14,480,689  13,814,185   14,457,616  13,731,711
                               ==========  ==========   ==========  ==========


                     See notes to financial statements.

                                    SYNTHETECH, INC.

                                STATEMENTS OF CASH FLOWS
                                ------------------------
                                      (unaudited)

For the Nine Month Period Ended December 31            1996           1995
-------------------------------------------          -------         ------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $3,825,000     $1,996,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation, amortization and other                182,000        147,000
   Amortization of deferred compensation                61,000         14,000
   Accrued interest on securities available for sale   (16,000)       (11,000)
   Realized gain on sale of securities available
    for sale                                                 -        (44,000)

  (Increase) decrease in assets:
    Accounts receivable, net                          (227,000)      (699,000)
    Inventories                                        284,000       (185,000)
    Prepaid expenses                                  (141,000)       (41,000)
    Income tax receivable                              152,000              -
    Other assets                                         2,000          7,000

   Increase (decrease) in liabilities:
    Accounts payable, accrued liabilities and income
     taxes payable                                      96,000        118,000
      Deferred revenue                                 (54,000)        98,000
                                                     ----------     ----------
    Net cash provided by operating activites         4,164,000      1,400,000
                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Property, plant and equipment purchases             (3,172,000)      (245,000)
Proceeds from sale of securities available
 for sale                                                    -        658,000
Employee notes receivable                               50,000        (80,000)
                                                    -----------     ----------
Net cash (used by) provided by
 investing activities                               (3,122,000)       333,000
                                                    -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stock option exercises and
 disqualifying dispositions                            190,000        175,000
Proceeds from stock warrant exercises, including
 tax benefit                                           444,000              -
                                                     ----------      ---------
Net cash provided by financing activities              634,000        175,000
                                                     ----------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS            1,676,000      1,908,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                              5,049,000      1,199,000
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $6,725,000     $3,107,000
                                                    ===========    ===========

NON-CASH INVESTING ACTIVITIES:

Unrealized (loss) gain on securities
 available for sale                                     (4,000)         9,000
Issuance of stock options at below fair
 value                                                       -         34,000

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


NOTE B.   STATEMENTS OF CASH FLOWS

	     Supplemental cash flow disclosures for periods ended December 31:

		Cash Paid
                              	Three Months		            Nine Months
                              1996       1995	        1996	        1995
                              ----       ----         ----         ----
	    Income Taxes   	      $ 570,000  $ 351,000   $ 1,973,000  $ 1,160,000

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


                                         Percentage of Revenues


                          Three Months December 31,   Nine Months December 31,
                              1996        1995            1996       1995
                              ----        ----            ----       ----
--------------------
Revenues                      100.0 %     100.0 %         100.0 %    100.0 %
Cost of sales                  42.4        42.3            37.6       40.9
                              -----       -----           -----      -----
Gross Profit                   57.6        57.7            62.4       59.1

Research and Development        1.7         2.0             1.4        2.6
Selling, General and
 Administration                 9.4         9.1             7.9       10.0
                              -----       -----           -----      -----
 Operating Expense             11.1        11.1             9.3       12.6

Operating Income               46.5        46.6            53.1       46.5
Other Income                    3.4         5.0             2.5        3.6

Income Before Income Taxes     49.9        51.6            55.6       50.1

Provision For Income Taxes     19.0        16.2            21.1       18.1
                              -----       -----           -----      -----
Net Income                     30.9 %      35.4 %          34.5 %     32.0 %
                               ====        ====            ====       ====


Revenues
--------

     Revenues increased by 48% to $3.02 million in the third quarter of fiscal 1997 from $2.04 million in the third quarter of fiscal 1996. Revenues were $11.10 million for the nine months of fiscal 1997, a 78% increase from revenues of $6.23 million for the nine months of fiscal 1996. Peptide Building Blocks (PBBs) represented nearly 100% of revenues for the third quarter and nine months of fiscal 1997 and fiscal 1996. International sales, mainly to Japan and Western Europe, were $980,000 and $3.75 million for the third quarter and nine months of fiscal 1997 as compared to $383,000 and $1.54 million for the third quarter and nine months of fiscal 1996.

     Revenues for the third quarter of fiscal 1997 included sales associated with PBB orders for use in late stage clinical trials by two customers of $398,000 and $985,000, respectively, representing 46% of revenues for the third quarter. The revenues associated with these two customers for the nine months of fiscal 1997 were $3.65 million and $3.49 million, respectively, representing 64% of revenues for the nine months. Revenues from these customers in the third quarter of fiscal 1996 were only $295,000 and $189,000, respectively, or 24% of revenues for that quarter, and in the nine months of fiscal 1996 were only $1.06 million and $271,000, respectively, or 21% of revenues. The results for these products demonstrate the continuing potential for fluctuation in sales of products.

     As a supplier of PBBs for drugs in various stages of development, the Company's orders are always subject to curtailment or cancellation. For example, the customer with purchases of $398,000 in the third quarter of fiscal 1997, and a total of nearly $5.67 million from February 1995 through October 1996, has advised the Company that it is pursuing an alternative, lower-cost manufacturing process and discontinuing additional purchases. The
final shipment of product to this customer was in October 1996.   While the
customer with purchases of $985,000 in the third quarter of fiscal 1997 continues to be an important customer, the Company expects a significant reduction in revenue from this customer during the fourth quarter of fiscal 1997. This customer has indicated that its future requirements will be based on the project moving to the next phase of clinical development. With the reductions in the purchases by these two customers, the Company believes that the revenues for the second half of fiscal 1997 will be lower than those for the first half, and that revenues for the fourth quarter of fiscal 1997 will be lower than the third quarter of fiscal 1997. Nevertheless, the Company expects to have another solid growth year and continue to be active with PBB sales related to ongoing and new business. The exact extent of its future business, however, is difficult to predict.

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


Gross Profit
------------
     Gross profit increased to $1.74 million in the third quarter of fiscal 1997 from $1.18 million in the third quarter of fiscal 1996. As a percent of sales, gross profit was about 58% in the third quarter of fiscal 1997 and the third quarter of fiscal 1996. Gross profit increased to $6.92 million or 62% of revenues for the nine months of fiscal 1997 from $3.68 million or 59% of revenues for the same period of fiscal 1996. The increase in gross profit as a percentage of revenues for the nine months resulted from the increased level of revenues combined with a change in the mix of products. The Company expects these factors to continue to fluctuate from period to period and cause variations in gross profit margins. Increased revenues positively affect gross profit margins since a portion of the Company's manufacturing overhead costs are relatively fixed.


Operating Expenses
------------------
     Research and development (R&D) and selling, general and administrative (SG&A) expenses were $335,000 in the third quarter of fiscal 1997 compared to $227,000 in the third quarter of fiscal 1996. As a percentage of sales, R&D and SG&A expenses were 11% in the third quarter of fiscal 1997 and third quarter of fiscal 1996. R&D and SG&A expenses increased to $1.03 million for the nine months of fiscal 1997 from $782,000 in fiscal 1996. As a percentage of sales, R&D and SG&A expenses decreased to 9% for the nine months of fiscal 1997 from 13% in the same period of fiscal 1996. While operating expenses have increased reflecting increased staffing and other costs associated with the Company's growth, operating expenses as a percent of revenues for the nine months have decreased significantly.

Operating Income
----------------
     Operating income increased to $1.41 million or 47% of revenues in the third quarter of fiscal 1997 from $950,000 or 47% for the same period last year. For the nine months of fiscal 1997 operating income increased to $5.89 million or 53% of revenues compared with $2.90 million or 47% for the nine months of fiscal 1996.


Other Income
------------
     The net other income of $104,000, and $279,000 in the third quarter and for the nine months of fiscal 1997, respectively, and the $101,000 and $223,000 net other income in the third quarter and for the nine months of fiscal 1996, respectively, came primarily from interest earnings.


Net Income
----------
     For the third quarter and for the nine months of fiscal 1997, the Company earned $1.51 million, and $6.17 million before income taxes, respectively. A provision for income taxes of $574,000 resulted in net income of $936,000 million for the third quarter and a provision for income taxes of $2.35 million resulted in net income of $3.83 million for the nine months of fiscal 1997. The Company's effective tax rate for the third quarter and nine months of fiscal 1997 was 38% compared to 31% and 36% for the third quarter and nine months of fiscal 1996, respectively, reflecting a one time tax credit legislated by the State of Oregon for fiscal 1996.



Industry Factors
----------------
     The market for PBBs is driven by the market for the peptide-based drugs in which they are incorporated. Since there are only a handful of approved peptide-based drugs on the market today, this market is still very early in development and a substantial amount of the activity is occurring at the earlier stages of research and development and clinical trials. Developments of new biological information, based on rational drug design and combinatorial chemistry, are creating additional peptide-based drug candidates. Cost pressures in the pharmaceutical industry, however, have tightened the criteria used to assess drug prospects at all phases of drug development programs. Cost pressures in the pharmaceutical industry can also cause pharmaceutical companies to investigate alternative drug manufacturing processes which may not include the Company's products as an intermediate.

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


Capital Resources and Liquidity
-------------------------------
     At December 31, 1996, the Company had working capital of $9.74 million compared to $8.16 million at March 31, 1996. The Company's cash, cash equivalents and short term securities available for sale at December 31, 1996 totaled $7.13 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at December 31, 1996.

     The increase in accounts receivable to $1.58 million at December 31, 1996 from $1.36 million at March 31, 1996 reflected the higher level of sales in the quarter. The decrease of inventory to $1.64 million at December 31, 1996 from $1.92 million at March 31, 1996 primarily resulted from lower levels of raw material inventory and work-in-process inventory.

     The Company had approximately $3.17 million of capital expenditures for the nine months of fiscal 1997, of which $585,000 was for equipment and equipment upgrades in the existing plant and $2.59 million for the new plant expansion. The Company now anticipates total capital expenditures for fiscal 1997 for the existing plant to be $700,000 and for the new plant expansion to be $4.03 million for a total of $4.7 million. The Company has revised its total estimated capital expenditure for the new plant expansion to $6.7 million. The Company continues to expect to finance a majority of these capital expenditures from internal cash flow, but is also exploring bank financing and other outside funding sources.

     Groundbreaking for the new plant began during the first quarter of fiscal 1997 and despite some weather related delays in November and December of 1996, the expected completion date continues to be in the spring of 1997. In response to the conclusion of the order for the PBB customer discussed earlier, the Company reduced its production from a 7-day to a 5-day per week, round-the-clock production schedule in late September of 1996.


                           -----------------------------

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




                                    							SYNTHETECH, INC.
                                   							   (Registrant)



Date:  February 10, 1997 		           		/s/  M. Sreenivasan
                                  							M. Sreenivasan
                                			  				President & C.E.O.



Date:  February 10, 1997 		        		   /s/  Charles B. Williams
							                                  Charles B. Williams
							                                  Vice President, Finance
							                                  and Administration, C.F.O.,
							                                  Chief Accounting Officer