Form 10KSB
period 1997-03-31
SYNTHETECH INC
filed 1997-06-23
CIK 749290

             U. S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-KSB

                            (Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended March 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
     For the transition period from __________ to __________
Commission file number 0-12992
                         SYNTHETECH, INC.
          (Name of small business issuer in its charter)

                Oregon                         84-0845771
     (State or other jurisdiction           (I.R.S. Employer
     of incorporation or organization)      Identification No.)


     1290 Industrial Way, Albany, Oregon          97321
     (Address  of  principal  executive         (Zip Code)
      offices)

     Issuer's telephone number:               541/967-6575

     Securities registered pursuant to
     Section 12(b) of the Act:                   None

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $12,797,132

As of May 23, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $92,411,546 based upon $8.06 per share.

The number of the shares of the Company's Common Stock outstanding on May 23, 1997 was 13,859,771.

Transitional Small Business Disclosure Format (check one):  YES__  NO X

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

The Company currently offers over 300 different PBB products. For the fiscal years ended March 31, 1997, 1996, and 1995, the Company's sales of PBBs represented 100% ($12,797,000), 99% ($8,412,000), and 89% ($4,759,000), respectively, of the
Company's total revenues. For the fiscal years ended March 31, 1997, 1996, and 1995, sales to overseas customers accounted for approximately 32%, 21%, and 19%, respectively, of the Company's total revenues. These sales were principally to Europe and Japan.

Other Fine Chemicals. The Company is capable of producing other fine chemical compounds. These compounds have included grignard reagents and other fine chemicals conforming to the customer's confidential specifications. As the Company's core business in PBBs expanded over the past three years, the Company stopped actively marketing these products. For the fiscal years ended March 31, 1997, 1996, and 1995, the Company's sales of other fine chemicals represented 0% ($0), 1% ($60,000), and 10% ($513,000), respectively, of the Company's total revenues. With the completion of the additional processing facility expected in the Summer of 1997, the Company may again explore other fine chemical compounds and custom manufacturing opportunities.

                      _____________________

The Company continues to produce most bulk orders on an as-ordered basis, although it does carry an inventory of over 300
PBB  products.   At  May 23, 1997, the dollar amount  of  backlog
orders which the Company believed to be firm was approximately $2.2 million (May 31, 1996 backlog was $5.5 million, which included one large order of $2 million, portions of which were
subject to certain  cancellation  provisions).   The  variation
in  backlog between   May  1997  and  May  1996  underscores  the
continued variability in the demand for the Company's PBBs at any given time (See Item 6, "Management's Discussion and Analysis or Plan of Operations").

In January 1990, the Company entered into supply and technology agreements with Biomeasure Incorporated, a Boston area biotechnology company and a subsidiary of Groupe Pharmaceutique Beaufour-Ipsen of France with several synthetic peptide products under development. Under the supply agreement, the Company has agreed to supply all of Biomeasure's requirements for a particular synthetic PBB. This agreement continues from year to year unless terminated in writing by one of the parties. The Company and Biomeasure are also parties to a license agreement giving Biomeasure the option to receive a license to produce for its own use the PBB which is the subject of the supply agreement between the parties. Under this license agreement, Biomeasure must pay certain royalty amounts based on the amount produced.

MARKET OVERVIEW

The market for Peptide Building Blocks is driven by the market for the peptides in which they are incorporated. The size of this market is a function of the number of peptides which are initially screened for use in pharmaceuticals, the number of these pharmaceuticals which progress down the path toward registration and, ultimately, the number which are found to be therapeutically useful. The size of the market is also a function of the quantities and varieties of PBBs necessary to produce these pharmaceuticals. Based on an analysis of fiscal 1997 PBB sales and information to the extent available from customers, the Company estimates that approximately 11% of the Company's PBB sales went into marketed or "approved" drugs, approximately 83% went into drugs in clinical or late pre-clinical trials and approximately 6% went into drugs at the R&D or discovery stage of development.

MARKETING

The Company markets its products through attendance at trade shows, listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and by contacting pharmaceutical and other companies which it believes might have a need for its products.

CUSTOMERS

Although the Company has over 200 customers, the Company expects that a few customers will continue to account for a significant portion of revenues each year. During fiscal 1997, the Company had three customers which accounted for 66% of the Company's revenues, and two of these customers accounted for 59% of the Company's revenues and separately accounted for 30% and 29%, respectively, of the revenues.

COMPETITION

Because peptide-based pharmaceuticals are relatively new, the market in the past for Peptide Building Blocks has been quite small -- with most sales in the hundreds of kilos or smaller size.

As  a  result,  the  PBB  market  has  not  attracted   a
significant amount of direct competition. As the market continues to grow with multi-ton order sizes becoming more prevalent, the Company has begun to see more competition.

Current  competition  in  multi-kilo  or  smaller  quantities  of natural amino acid based PBBs comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural PBBs have begun to attract a wider group of domestic and international chemical companies. In the area of synthetic amino acid based PBBs, the Company has competition on a selective product basis from fine chemical producers in Europe and Japan. Competition also increases for supplying PBBs for drug development programs that reach late clinical trials and move into approved status as a result of the increased quantities typically required at these stages and pharmaceutical company requirements to have second sources of material available. Many of the Company's competitors have technical, financial, selling and other resources available to them which are significantly greater than those available to the Company.

The principal methods of competition in the market for PBBs and other fine chemicals are quality, customer service and price. The Company believes that it competes effectively in each of these areas. The Company also believes that its production of a wide range of products and quantities gives it a competitive advantage in the marketplace. In addition, the Company believes that pharmaceutical companies view internal production of PBBs as a misallocation of resources and, given a reliable source of a quality product, would rather obtain them from an outside supplier.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts have focused principally on process development. During the fiscal years ended March 31, 1997, 1996, and 1995, the Company's research and development expenses were $211,000, $217,000, and $169,000, respectively. These figures, however, do not completely reflect the Company's research and development activity since substantial process development efforts have been associated with initial orders for new products and, accordingly, have been expensed as cost of sales associated with the product revenue rather than as a research and development expense. The Company estimates that its combined research and development effort (including effort directly associated with the sale of product) was approximately $346,000, $364,000 and $293,000 during the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

EMPLOYEES

As of May 23, 1997, the Company employed thirty-four individuals, two of whom were part-time.

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

The Company's business is also subject to substantial regulation in the areas of safety, environmental release and hazardous waste disposal. Although the Company believes that it is in compliance with these laws, rules and regulations in all material respects, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. As additional and more extensive regulations are being added in these areas at the federal, state and local levels, the compliance costs will inevitably continue to increase. The operation of chemical manufacturing plants entails the inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and there can be no assurance that material costs and liabilities will not be incurred in the future because of an accident or other event resulting in personal injury or an unauthorized release of such substances to the environment.
Also, the Company generates hazardous and other wastes which are disposed of at various off-site facilities. The Company may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities due to releases of such substances into the environment.

The   Company  maintains  property  damage  insurance,  liability insurance, environmental risk insurance, and product liability insurance.

PRODUCT LIABILITY

Use of the Company's products in pharmaceuticals and the subsequent testing, marketing and sale of such pharmaceuticals involves an inherent risk of product liability. In addition, research and development activities in amino acid technology, and the production of fine chemicals (including organic chemicals) may expose workers engaged in performing duties related to such activities to health hazards. There can be no assurance that claims for product liability will not be asserted against the Company or that the Company would be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company.

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

Throughout its development during the 1980s, the Company also offered contract research services. These research services were
typically   provided  to  pharmaceutical  clients  and  generally
involved the development of biocatalytic processes (that is, chemical processes which are affected by the use of enzymes or microorganisms). Since the end of fiscal 1990, the Company has phased out contract research services and does not anticipate receiving any significant revenue from research services in the
future.   By  the end of the 1980s, the Company, building  on  it
prior experience, began to focus on the production of PBBs and other fine chemicals for customers. During the 1990s, the Company has emerged as a leading producer of PBBs in gram, multi-kilo and ton quantities.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB includes "forward-looking" information (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties, including, but not limited to, potential quarterly revenue fluctuations, uncertain market for products, technological change, customer concentration, impact of competitive products and pricing and other risks detailed in this Form 10-KSB and other Securities and Exchange Commission Filings made by the Company.

                       ITEM 2.  PROPERTIES

Synthetech's headquarters and production facility is located in Albany, Oregon. The Company purchased this facility in 1987. This approximately 23,000 square foot facility includes production, pilot plant, laboratory, warehouse and office space.

The Company also is constructing an additional 20,000 square foot, two-story production facility at its Albany, Oregon location. The new plant will substantially increase the Company's capacity to produce PBBs and other fine chemicals. This facility will have six production bays, of which two will be outfitted immediately with manufacturing equipment and four will be available for future expansion. Synthetech has contracted with various third party providers relating to its new plant. The Company has issued purchase orders to such providers with detailed specifications, services to be provided and the prices to be paid. The Company has received either limited or no written warranties by such third party providers and, therefore, may be limited in its ability to pursue remedies in the event that the new building has problems or other defects in the future. However, the building is being inspected by the City of Albany to verify that, as constructed, it meets all applicable building codes, including ADA, electrical, seismic, fire and hazardous occupancy. All specifications were reviewed by an independent third-party engineering firm selected by the City of Albany prior to approval of various construction permits. The Company estimates that the cost of the building shell and infrastructure plus the equipment to be used in the first two bays will be approximately $7 million and is expected to be completed during the Summer of 1997. The Company has and expects to continue to finance this capital expansion from working capital.

                   ITEM 3.  LEGAL PROCEEDINGS

Not applicable.
                                5

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                             HOLDERS

Not applicable.



                             PART II

          ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                       SHAREHOLDER MATTERS

Commencing on September 11, 1996, the Company's Common Stock began trading on the Nasdaq National Market. Prior to that time, the Common Stock was traded on the Nasdaq SmallCap Market. The Company's common stock trading symbol is "NZYM." The following table sets forth the range of high and low sales prices for the Common Stock for the period on and after September 11, 1996 and the high and low bid quotations for the Common Stock prior to
September 11, 1996, all as reported by Nasdaq. The bid quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                             Fiscal Year Ended March 31,

                            1997                     1996

                     High         Low         High         Low
First Quarter       $10.75      $5.81        $3.06       $2.06

Second Quarter        8.25(1)    6.38(1)      4.75        3.06

Third Quarter        13.88       6.75         5.25        3.81

Fourth Quarter       13.63       6.88         5.88        4.06

___________________________
(1)bid quotation

No dividends on the Company's Common Stock have been paid since inception and the Company does not anticipate that dividends will be paid in the foreseeable future. The number of record holders of Common Stock as of May 23, 1997 was approximately 740.




RECENT SALES OF UNREGISTERED SECURITIES

On March 27, 1996, the Company issued 1,000,000 shares of Common Stock to JB Partners pursuant to the exercise of a warrant for an aggregate cash consideration of $1 million. JB Partners represented to the Company that it was an "accredited investor" within the meaning of Rule 501(a) under the Securities Act of 1933 (the "Securities Act"). The issuance of these securities were exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

The  Company  issued 50,000 shares of Common  Stock  to  Eric  D.
Emanuel on September 17, 1996 and to Sheldon Kraft on September 19, 1996 pursuant to the exercise of warrants for an aggregate cash consideration of $222,000. Messrs. Emanuel and Kraft each represented to the Company that he was an "accredited investor" within the meaning of Rule 501(a) under the Securities Act. The issuance of these securities were exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.

On December 19, 1996, the Company issued 25,000 shares of Common Stock to Page E. Golsan III pursuant to the exercise of a warrant for an aggregate cash consideration of $45,250. Mr. Golsan represented to the Company that he was an "accredited investor" within the meaning of Rule 501(a) under the Securities Act. The issuance of these securities were exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act.



      ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                          OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.

                               Percentage of Revenues
                              Fiscal Year Ended March 31,

                               1997    1996     1995
Revenues                      100.0%  100.0%   100.0%
Cost of Sales                  39.9    43.5     48.5
                              -----   -----    -----
Gross Profit                   60.1    56.5     51.5

Research and Development        1.6     2.6      3.2
Selling, General and
 Administrative                 9.7     9.8     14.4
                               ----    ----     ----
Operating Income               48.8    44.1     33.9

Other Income                    3.0     3.4      1.3
Interest Expense                  -       -      0.5
                               ----    ----     ----
Income Before Income Taxes     51.8    47.5     34.7
Provision for Income Taxes     19.7    17.1      8.3
                               ----    ----     ----
Net Income                     32.1    30.4     26.4
                               ====    ====     ====

Revenues
--------
Synthetech revenues were $12.80 million, $8.47 million, and $5.36 million in fiscal 1997, 1996 and 1995, respectively. This reflects a 51% increase in revenues from fiscal 1996 to fiscal 1997 and a 58% increase in revenues from fiscal 1995 to fiscal 1996. The growth in revenues during the past two years has been attributable to increased product sales reflecting continued market development of the product line of Peptide Building Blocks
(PBBs). As a result of new products and increased volume of existing products, sales of PBBs, the Company's primary product line, were $12.80 million in fiscal 1997, up 52% over fiscal 1996 and $8.41 million in fiscal 1996, up 77% over fiscal 1995.

In fiscal 1997, based on an analysis of the Company's sales and information to the extent available from customers, the Company estimates that approximately 11% of the Company's PBB sales went into marketed or "approved" drugs, approximately 83% went into drugs in clinical or late pre-clinical trials and approximately 6% went into drugs at the R&D or discovery stage. In fiscal 1996, the Company estimates that approximately 12% of the Company's PBB sales went into marketed or "approved" drugs, approximately 80% went into drugs in clinical or late pre-clinical trials and approximately 8% went into drugs at the R&D or discovery stage. In fiscal 1995, the Company estimates that approximately one-sixth of the Company's PBB sales went into marketed or "approved" drugs, approximately two-thirds went into drugs in clinical or late pre-clinical trials, and approximately one-sixth went into drugs at the R&D discovery stage.

PBB  orders  associated  with two customers  represented  59%  of revenues for fiscal 1997. Revenues from these customers in fiscal 1997 were $3.89 million and $3.65 million, respectively, and in fiscal 1996 were only $309,000 and $1.97 million, respectively. Sales of this magnitude, relative to the Company's aggregate revenues, demonstrate the continuing potential for fluctuations in revenues from period to period. Furthermore, the customer with purchases of $3.65 million in fiscal 1997, and a total of nearly $5.67 million from February 1995 through October 1996, advised the Company in September 1996 that it was pursuing an alternative, lower-cost manufacturing process and discontinuing additional purchases. While the customer with purchases of $3.89 million in fiscal 1997 continues to be an important customer, this customer has indicated that its future requirements will be based on the project moving to the next phase of clinical development.

Looking ahead to fiscal 1998, the Company expects that it will continue to be subject to the same market dynamics which can cause substantial quarter to quarter revenue fluctuations as in fiscal 1997 where the highest revenue quarter was over 2 1/2 times the lowest revenue quarter. Although during the early part of fiscal 1998 the Company does not foresee working on any PBB orders  similar  in size to the two major orders last  year,  the
Company   continues  to  believe  strongly   in   the   long-term
opportunities  available  in  this market  niche.   For  example,
during the fourth quarter of fiscal 1997, one customer advised the Company that Synthetech is a named supplier for a peptide raw material in their New Drug Application (NDA) filed with the Food and Drug Administration ("FDA"). However, even with favorable progress of this NDA, it is difficult to predict the timing, magnitude and continuity of revenue from this customer.

The  Company has not yet established a stable baseload of  demand for its products. The Company's products are part of a new and emerging market with sizable fluctuations in orders between periods. In most instances, order or reorder cycles for products
are  not predictable.   Demand for PBBs is extremely  variable
since the bulk of Synthetech's sales involve clinical trial programs which are always subject to significant risk of suspension
or  early cancellation.   Further,  only a small  percentage  of
drugs in clinical trial programs are ultimately approved for market use. As a result, Synthetech expects to continue to see similar or even greater fluctuations in its revenue from period to period. (See "Industry Factors" below.)

There were no sales of other fine chemicals or grignard reagents in fiscal 1997. Sales of grignard reagents and other fine chemicals were $60,000 in fiscal 1996 and $513,000 in fiscal 1995. With the growth of PBB sales as the core business focus, the Company no longer actively markets grignard and other fine chemical products. However, with the completion of its new facility expected in the Summer of 1997, the Company may again explore other fine chemical and custom manufacturing opportunities.

Gross Profit
------------
Gross profit was $7.70 million, $4.79 million and $2.76 million in fiscal 1997, 1996 and 1995, respectively. This reflects a 60.8% increase in gross profit from fiscal 1996 to fiscal 1997 and a 73.5% increase in gross profit from fiscal 1995 to fiscal 1996. As a percent of revenues, gross profits were 60.1%, 56.5% and 51.5% in fiscal 1997, 1996 and 1995, respectively. Increased revenues positively affect gross profit margins since a portion of the Company's manufacturing overhead costs are relatively fixed. The mix of products sold during any period can also significantly affect gross profit margins either positively or negatively. The increase in the gross profit margins for fiscal 1997 over fiscal 1996 resulted primarily from the increased level of revenues. The increase in gross profit margins for fiscal 1996 and fiscal 1995 resulted from the increased level of revenues combined with the mix of products. The Company expects revenues and product mix to continue to fluctuate from period to period and cause variation in gross profit margins.

Operating Expenses
------------------
Research and development ("R&D") expense decreased to $211,000 or 1.6% of sales in fiscal 1997, from $217,000 or 2.6% of sales in fiscal 1996. R&D expense was $169,000 or 3.2% in fiscal 1995. The decrease from fiscal 1996 to fiscal 1997 primarily reflected a temporary reduction of one technical employee. These figures, however, do not completely reflect the Company's research and development activity since substantial process development efforts have been associated with initial orders for new products and, accordingly, have been expensed as cost of sales associated with the product revenue rather than as a research and development expense. The Company estimates that its combined research and development effort (including effort directly associated with the sale of product) was approximately $346,000, $364,000 and $293,000 during the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

Selling,  general and administrative ("SG&A") expense  was  $1.24 million,  $833,000 and  $774,000 in fiscal 1997, 1996  and  1995, respectively.  The increase in SG&A in fiscal  1997  from  fiscal

1996 principally reflected the addition of one staff employee, base salary and bonus increases, and increases in marketing, director and officer insurance and expenses related to the Company's move to the Nasdaq National Market. SG&A expense in fiscal 1996 and fiscal 1995 were relatively stable with the modest increase in fiscal 1996 resulting from a one-time property assessment which the Company expensed and slight increases in other expenses resulting from the significant increase in sales. SG&A as a percentage of sales was 9.7%, 9.8% and 14.4% for fiscal 1997, 1996 and 1995, respectively.

Operating Income
----------------
Operating income was $6.25 million in fiscal 1997, $3.74 million in fiscal 1996 and $1.82 million in fiscal 1995. In fiscal 1997 labor costs (including bonus) increased nearly 23.9% reflecting compensation increases and employee additions during the fiscal year. In fiscal 1996, labor costs (including bonus) increased 28.9%, over half of such increase was attributable to compensation increases and the remainder resulted from an increase in employee hiring beginning in the second half of fiscal 1995. As a percentage of revenues, operating income increased to 48.8% in fiscal 1997 compared to 44.1% in fiscal 1996 and to 33.9% in fiscal 1995. The increase in operating margin reflected the ability of the Company to significantly increase its revenues and product volume without corresponding increases in operating costs.

Other Income
------------
The $385,000 net other income in fiscal 1997 primarily resulted from $376,000 of interest earnings. The $285,000 net other income in fiscal 1996 primarily resulted from $242,000 of interest earnings and $43,000 of recognized gain on the sale of securities available for sale. The $70,000 net other income in fiscal 1995 primarily included $162,000 of interest earnings, reduced by $38,000 in realized losses from the sale of marketable trading securities, and a $56,000 write down of the Company's holdings of marketable trading securities. In January 1995, the Company discontinued its active trading policy with respect to its marketable securities (see Note B to the Financial Statements for a more detailed discussion).

Interest expense was $1,000 in fiscal 1997, $0 in fiscal 1996 and $27,000 in fiscal 1995. Near the end of fiscal 1997, the Company incurred $194,000 in wastewater system development charges assessed by the City of Albany in connection with the Company's plant expansion. This fee plus interest on the unpaid portion is payable over the next ten years. Interest expense for fiscal 1995 was principally attributable to interest payments on the Company's SBA loan which was repaid in full in February 1995.

Net Income
----------
In fiscal 1997, the Company earned $6.63 million before income taxes. A provision for income taxes of $2.52 million resulted in net income of $4.11 million. In fiscal 1996, the Company earned $4.02 million before income taxes. A provision for income taxes of $1.45 million resulted in net income of $2.57 million. The provision for income taxes in fiscal 1996 was lower than fiscal 1997 primarily because it included a one-time credit of $132,000 from the State of Oregon. In fiscal 1995, the Company earned $1.86 million before income taxes. A provision for income taxes of $444,000 resulted in net income of $1.42 million. The provision for income taxes for fiscal 1995 included utilization of all remaining federal net operating loss carryforwards.

INDUSTRY FACTORS
----------------
The market for PBBs is driven by the market for the peptide-based drugs in which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of peptide-based drug development, which drugs get selected for clinical trials, which drugs are approved by the FDA and, even if approved, the ultimate potential of such drugs. Since there are only a handful of approved peptide-based drugs on the market today, this market is still very early in development and a substantial amount of the activity is occurring at the earlier stages of research and development and clinical trials.

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

As a supplier of building blocks for peptide-based drugs, the Company's revenue will be affected by these industry factors. Development cycles typically are quite prolonged. For instance, in 1993 Synthetech began supplying a PBB for clinical trials to one customer which recently filed a new drug application with the FDA. Similarly, Synthetech began supplying PBBs at the early development stages in 1990 for a peptide containing product which Synthetech's customer recently commenced initial marketing efforts. Also, the high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Since the Company's revenue comes predominantly from PBBs used in drug development programs, the overall impact on the Company's business from the cancellation rate will depend, to a large extent, on the rate of new drug development efforts being commenced.

The advancement of a drug for which Synthetech is providing PBBs from a drug development program into an "approved" status by the FDA could also significantly affect the Company's business if Synthetech is able to continue to supply the PBBs for the approved drug. With the increased volume typically associated with "approved" drugs, the Company, however, expects to face increased competition for this business.

Due to the wide range of drugs under development at various stages, sizable fluctuations in orders, and the unpredictability of order or reorder cycles for products and the other factors discussed herein, the Company does not have a stable baseload of demand for its products and cannot estimate the potential market for its products. Moreover, the Company's customers vary substantially from year to year and the Company currently cannot rely on any one customer as a constant source of revenue. For the foregoing reasons, the Company has experienced in the past, and is likely to experience in the future, significant fluctuations in its quarterly results.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 1997, the Company had working capital of $9.24 million compared to $8.16 million at March 31, 1996 and $3.57 million at March 31, 1995. The Company's cash, cash equivalents and short-term securities available for sale at March 31, 1997 totaled $6.92 million. In addition, the Company has a $1,000,000 bank line of credit. This line of credit is secured by the Company's chattel paper, accounts, contract rights and general intangibles. As of March 31, 1997 there was no amount outstanding under the bank line.

The decrease in accounts receivable to $695,000 at March 31, 1997 from $1.36 million at March 31, 1996 and from $840,000 at March 31, 1995 reflects the lower level of revenues in the fourth quarter of fiscal 1997 compared to prior years. The increase in income tax receivable to $798,000 at March 31, 1997 from $152,000 at March 31, 1996 reflects the income tax benefit to the Company associated with certain sales of stock by employees and others within one year of their exercising stock options and warrants. Inventory at March 31, 1997 decreased to $1.89 million from $1.92 million at March 31, 1996. Inventory was $1.58 million at March 31, 1995.

In September 1995, in response to approaching manufacturing capacity constraints in its existing facility, the Company announced plans to construct a new plant to increase its capacity to produce PBBs and other fine chemicals. The Company is currently in the later stages of plant construction and expects completion of the expansion project during the Summer of 1997-a delay of a few months past the original target date resulting from weather and permit delays. The overall engineering, construction and equipment costs will be approximately $7 million. The Company is currently operating three production shifts, five days a week at its present facility. See Item 2, "Properties."

The Company's capital costs were approximately $5.29 million during fiscal 1997, $4.55 million of which were for the plant expansion and $740,000 for the existing plant and equipment. In addition to the completion of the new plant which the Company expects will cost an additional amount of approximately $2.2 million in fiscal 1998, the Company currently anticipates acquiring up to $500,000 of additional equipment and upgrades for the existing plant and equipment during fiscal 1998. The Company expects to finance a majority of these capital expenditures from internal cash flow.

The  Company  owns  its facility and all of its  equipment.   See
Note D of the Notes to Financial Statements for a description of the Company's property, plant and equipment.

                  ITEM 7.  FINANCIAL STATEMENTS

                      Index                                         Page

Report of Independent Public Accountants for the years ended
March 31, 1997, 1996 and 1995...............................         14

Financial Statements:

  Balance Sheets as of March 31, 1997 and 1996..............         15

  Statements of Income for the years ended March 31, 1997,
   1996 and 1995............................................         17

  Statements of Shareholders' Equity for the years ended
   March 31, 1997, 1996 and 1995............................         18

  Statements of Cash Flows for the years ended March 31,
   1997, 1996, and 1995.....................................         19

Notes to Financial Statements:

  Note A - General and Business.............................         20

  Note B - Summary of Significant Accounting Policies.......         20

  Note C - Inventories......................................         21

  Note D - Property, Plant and Equipment....................         21

  Note E - Income Taxes.....................................         22

  Note F - Line of Credit...................................         22

  Note G - Note Payable.....................................         23

  Note H - Shareholders' Equity.............................         23

  Note I - 401(k) Profit Sharing Plan.......................         25

  Note J - Segment Information..............................         26

  Note K - New Accounting Pronouncement.....................         26

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Synthetech, Inc.:

We have audited the accompanying balance sheets of Synthetech, Inc. (an Oregon corporation) as of March 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.


Arthur Andersen LLP
Portland, Oregon,
May 16, 1997

                             SYNTHETECH, INC.

                              BALANCE SHEETS
                            ------------------
At  March 31,                                      1997             1996
------------------                                 ----             ----
             ASSETS
             ------
CURRENT ASSETS:
  Cash and cash equivalents                    $   6,740,000    $   5,049,000
  Securities available for sale                      176,000          395,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000 for
    1997 and 1996                                    695,000        1,355,000
  Inventories                                      1,887,000        1,924,000
  Prepaid expenses                                   164,000           71,000
  Income tax receivable                              798,000          152,000
  Deferred income taxes                               56,000           59,000
  Other current assets                                 4,000            1,000
                                                  ----------       ----------
    TOTAL CURRENT ASSETS                          10,520,000        9,006,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net        6,339,000        1,311,000

SECURITIES AVAILABLE FOR SALE                        450,000          626,000

OTHER ASSETS                                          14,000           16,000
                                                  ----------       ----------
    TOTAL ASSETS                               $  17,323,000    $  10,959,000
                                               =============    =============

                     See notes to financial statements.

                                    SYNTHETECH, INC.

                                     BALANCE SHEETS
                                   -------------------
                                      (continued)

At March 31,                                        1997           1996
------------                                         ----           ----
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------
CURRENT LIABILITIES:
  Current portion of note payable                $     13,000   $          -
  Accounts payable                                    543,000        271,000
  Accrued compensation                                674,000        479,000
  Deferred revenue                                     44,000         98,000
  Other accrued liabilities                             4,000          1,000
                                                  -----------    -----------
    TOTAL CURRENT LIABILITIES                       1,278,000        849,000

DEFERRED INCOME TAXES                                  68,000         10,000

NOTE PAYABLE, net of current portion                  180,000              -

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
   100,000,000 shares; issued and outstanding,
   13,860,000 and 13,475,000 shares                    14,000         13,000
  Paid-in capital                                   8,296,000      6,589,000
  Employee notes receivable and deferred
   compensation                                      (239,000)      (130,000)
  Unrealized gain on securities available for sale     16,000         30,000
  Retained earnings                                 7,710,000      3,598,000
                                                  -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                     15,797,000     10,100,000
                                                  -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $  17,323,000  $  10,959,000
                                                =============  =============

                         See notes to financial statements.

                                  SYNTHETECH, INC.

                                STATEMENTS OF INCOME
                                --------------------

For The Years Ended March 31,                1997         1996         1995
-----------------------------             ----------   ----------   ----------
REVENUES                                 $12,797,000   $8,472,000   $5,357,000
COST OF SALES                              5,103,000    3,685,000    2,598,000
                                          ----------   ----------   ----------
GROSS PROFIT                               7,694,000    4,787,000    2,759,000
                                          ----------    ---------   ----------
  Research and development                   211,000      217,000      169,000
  Selling, general and administrative      1,235,000      833,000      774,000
                                           ---------    ---------      -------
OPERATING EXPENSE                          1,446,000    1,050,000      943,000
                                           ---------    ---------    ---------
OPERATING INCOME                           6,248,000    3,737,000    1,816,000

OTHER INCOME                                 385,000      285,000       70,000
INTEREST EXPENSE                               1,000            -       27,000
                                           ---------     --------      -------
INCOME BEFORE INCOME TAXES                 6,632,000    4,022,000    1,859,000

PROVISION FOR INCOME TAXES                 2,520,000    1,448,000      444,000
                                           ---------    ---------    ---------
NET INCOME                              $  4,112,000 $  2,574,000 $  1,415,000
                                          ==========   ==========   ==========

NET INCOME PER COMMON SHARE                    $0.29        $0.19        $0.11
                                               =====        =====        =====
SHARES USED IN PER SHARE
 CALCULATION                              14,117,041   13,727,960   12,969,701
                                          ==========   ==========   ==========

                        See notes to financial statements.

                                      SYNTHETECH,INC.

                              STATEMENTS OF SHAREHOLDERS' EQUITY
                              ----------------------------------

For the Years Ended March 31,
-----------------------------
                                                          EMPLOYEE    UNREALIZED
                                                            NOTES       GAIN ON   RETAINED
                                                          RECEIVABLE  SECURITIES  EARNINGS
                             ---COMMON STOCK---  PAID-IN  & DEFERRED  AVAILABLE (ACCUMULATED)
                               SHARES    AMOUNT  CAPITAL  COMPENSATION  FOR SALE  DEFICIT)
                             ---------- ------- ---------- -----------  -------  ----------
BALANCE, March 31, 1994      12,011,000 $12,000 $5,152,000   $     -   $     -  ($391,000)

Issuance of stock for the
  exercise of stock options      43,000       -     37,000          -         -          -
Income tax benefit of
  disqualifying dispositions          -       -      7,000          -         -          -
Unrealized gain on securities
  available for sale                  -       -          -          -    27,000          -
Net income                            -       -          -          -         -  1,415,000
                             ----------  ------  ---------   --------    ------  ---------
BALANCE, March 31, 1995      12,054,000  12,000  5,196,000          -    27,000  1,024,000
Issuance of stock for the
  exercise of stock options     421,000       -    255,000          -         -          -
Issuance of stock for the
  exercise of stock warrant   1,000,000   1,000    992,000          -         -          -
Issuance of below market
  stock options                       -       -     70,000    (70,000)        -          -
Amortization of deferred
  compensation                        -       -          -     20,000         -          -
Employee notes receivable             -       -          -    (80,000)        -          -
Income tax benefit of
  disqualifying dispositions          -       -     76,000          -         -          -
Unrealized gain on securities
  available for sale                  -       -          -          -     3,000          -
Net income                            -       -          -          -         -  2,574,000
                             ----------  ------  ---------  ---------    ------  ---------
BALANCE, March 31, 1996      13,475,000  13,000  6,589,000   (130,000)   30,000  3,598,000

Issuance of stock for the
  exercise of stock options     260,000   1,000    322,000          -         -          -
Issuance of stock for the
  exercise of stock warrants    125,000       -    228,000          -         -          -
Issuance of below market stock
  options                             -       -    284,000   (284,000)        -          -
Amortization of deferred
  compensation                        -       -          -    125,000         -          -
Payment on employee note
  receivable                          -       -          -     50,000         -          - -      -
Income tax benefit of
  exercise of stock warrants          -       -    216,000          -         -          -
Income tax benefit of
  disqualifying dispositions          -       -    657,000          -         -          -
Unrealized loss on securities
  available for sale                  -       -          -          -   (14,000)         -
Net income                            -       -          -          -         -  4,112,000
                             ---------- ------- ----------  ----------  ------- ----------
BALANCE, March 31, 1997      13,860,000 $14,000 $8,296,000  ($239,000)  $16,000 $7,710,000
                             ========== ======= ==========  ==========  ======= ==========
                                                   18
                           See notes to financial statements.

                                           SYNTHETECH, INC.
                                       STATEMENTS OF CASH FLOWS
                                       ------------------------

For The Years Ended March 31,                1997         1996         1995
-----------------------------             ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $4,112,000   $2,574,000   $1,415,000
Adjustments to reconcile net income to
  net cash provided by operating
  activities-
    Depreciation, amortization and
     other                                   268,000      205,000      165,000
    Amortization of deferred
     compensation                            105,000       20,000            -
    Gain on sales of property, plant
     and equipment                                 -            -      (18,000)
    Loss on marketable trading
     securities                                    -            -       95,000
    Purchases of marketable trading
     securities                                    -            -     (944,000)
    Proceeds from sale of marketable
     trading securities                            -            -      906,000
    Accrued interest on securities
     available for sale                        9,000       13,000            -
    Realized gain on securities
     available for sale                      (10,000)     (43,000)           -
    Deferred income taxes                     61,000      (16,000)     (22,000)
    (Increase) decrease in assets:
      Accounts receivable, net               660,000     (515,000)    (328,000)
      Inventories                             37,000     (343,000)     (84,000)
      Prepaid expenses                       (93,000)     (17,000)       2,000
      Income tax receivable                 (646,000)    (152,000)           -
      Other assets                            (1,000)       6,000       (6,000)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
       liabilities                           470,000      355,000       (6,000)
      Deferred revenue                       (54,000)      98,000            -
                                          ----------   ----------   ----------
        Net cash provided by operating
         activities                        4,918,000    2,185,000    1,175,000
                                          ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment
    purchases                             (5,079,000)    (461,000)    (218,000)
   Proceeds from sale of securities
    available for sale                             -            -       18,000
   Proceeds from redemption of
    securities available for sale            380,000      882,000            -
   Employee notes receivable                  50,000      (80,000)           -
                                          ----------   ----------   ----------
        Net cash provided by (used by)
         investing activities             (4,649,000)     341,000     (200,000)
                                          ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term
    debt obligations                          (1,000)           -     (399,000)
   Proceeds from stock option exercises
    and disqualifying dispositions           979,000      331,000       44,000
   Proceeds from stock warrant
    exercises, including tax benefit         444,000      993,000            -
                                          ----------   ----------   ----------
        Net cash provided by (used by)
         financing activities              1,422,000    1,324,000     (355,000)
                                          ----------   ----------   ----------
NET INCREASE IN CASH AND CASH
 EQUIVALENTS                               1,691,000    3,850,000      620,000
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                   5,049,000    1,199,000      579,000
                                          ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR                                     $6,740,000   $5,049,000   $1,199,000
                                         ===========  ===========  ===========
NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
   Unrealized gain (loss) on securities
    available for sale                     ($14,000)       $3,000      $27,000
   Issuance of stock options at below
    fair value                             $284,000       $70,000            -
   Issuance of note payable for capital
    improvement                            $194,000             -            -

                                 See notes to financial statements.
                                                19

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

          Securities Available For Sale: In January, 1995, the Company discontinued its active trading policy with respect to its marketable securities, due to current market conditions. The Company no longer intends to actively trade these marketable securities. The securities may be held until maturity depending upon the Company's cash flow needs or until changes in the investment markets dictate otherwise. Accordingly, all investments as of March 31, 1997 and 1996 have been reflected as securities available for sale and any unrealized gain or loss reflected as a separate component of shareholders' equity in accordance with SFAS 115.

          Securities available for sale consist mostly of government obligations which mature during 1998 and 1999. The Company determines cost basis in its investments using the specific identification method. As of March 31, 1997 and 1996, the difference between the fair market value and cost of the Company's investments were insignificant.

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

          Earnings Per Share: Net income per common and common equivalent share, as presented on the accompanying Statements of Income is calculated by dividing net income by the weighted average number of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method in accordance with APB Opinion 15, "Earnings per Share." The Company's common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options and warrants. The shares used in the basic earnings per share calculation for 1997, 1996 and 1995 were 13,659,927,
          12,255,635 and 12,029,908, respectively, while the shares used in the earnings per share calculation for 1997, 1996 and 1995 were 14,117,041, 13,727,960 and 12,969,701, respectively.

          Supplemental cash flow disclosures are as follows:
            Cash Paid During The Year For:

                                 1997         1996          1995
               Income Taxes  $ 2,232,000   $ 1,586,000    $ 430,000
               Interest      $     1,000   $         -    $  29,000

NOTE C.   INVENTORIES

          Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) basis. Cost utilized for inventory purposes include labor, material, and manufacturing overhead.

          The major components of inventories are as follows:

                                            March 31,
                                         1997        1996
               Finished products     $  779,000  $  685,000
               Work-in-process          440,000     414,000
               Raw materials            668,000     825,000
                                     ----------  ----------
                                     $1,887,000  $1,924,000
                                     ==========  ==========


NOTE D.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following:

                                                   March 31,
                                               1997        1996
               Land                        $   91,000   $   91,000
               Buildings                      658,000      594,000
               Machinery and equipment      1,561,000    1,115,000
               Laboratory equipment           286,000      276,000
               Furniture and fixtures         161,000      106,000
               Vehicles                        26,000       26,000
               Construction in progress     4,977,000      259,000
                                           ----------   ----------
                                            7,760,000    2,467,000
               Less:
               Accumulated depreciation     1,421,000    1,156,000
                                           ----------    ---------
                                           $6,339,000   $1,311,000
                                           ==========   ==========

NOTE E.   INCOME TAXES

          The Company accounts for income taxes under the asset and liability method as defined by the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled.

          The provision for income taxes in fiscal 1997 includes a deferred tax provision of $61,000. The provision for income taxes in fiscal 1996 and fiscal 1995 includes deferred tax benefits of $16,000 and $22,000, respectively.

          Total deferred tax assets and liabilities at March 31, 1997 were $56,000 and $68,000, respectively. Total deferred tax assets and liabilities at March 31, 1996, were $59,000 and $10,000, respectively. There were no individually significant temporary differences at March 31, 1997 or 1996.

          The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

                                               1997     1996     1995
               Statutory federal tax rate      34.0%    34.0%    34.0%
               Federal net operating
                loss utilized                     -        -     (5.9)%
               Federal general business
                credit utilized                   -        -     (6.9)%
               Federal alternative
                minimum tax (credit)              -        -     (1.7)%
               State taxes                      4.4%     2.0%     4.4%
               Foreign sales
                corporation benefit            (1.5)%      -        -
               Other                            1.1%       -        -
                                               -----    -----    -----
                Effective tax rate             38.0%    36.0%    23.9%
                                               =====    =====    =====


NOTE  F.  LINE OF CREDIT

          The Company has a line of credit available with a bank in the amount of $1 million with an applicable interest rate of 8.5% at March 31, 1997. There were no amounts outstanding under this loan at the end of the fiscal year. This line of credit is renewable on an annual basis.

NOTE G.   NOTE PAYABLE

          The Company entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with the Company's plant expansion. The note bears interest of 9.0% and is due on monthly installments of $2,459 through February 2007. The note is secured by the building under construction.

NOTE H.   SHAREHOLDERS' EQUITY

          On March 27, 1996, JB Partners exercised the warrant purchased as part of a stock and warrant sale in 1991. The exercise price of the 5-year, nontransferable warrant was $1.00 per share and the net proceeds to the Company were $993,000.

          On September 17 and 19, 1996 the Emanuel and Company warrant authorized by the Board of Directors on February 5, 1992 was exercised. The exercise price of the 5-year warrant for 100,000 shares was $2.22 per share. On December 19, 1996 Mr. Page Golsan, III exercised the warrant authorized by the Board of Directors on January 7, 1992. The exercise price of the 5-year warrant for 25,000 shares was $1.81 per share. The net proceeds of these warrant exercises was $228,000. As of March 31, 1997, there were no stock warrants outstanding.

          During 1995, the Financial Accounting Standards Board issued SFAS No. 123 which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in the Statement had been applied.

          The Company has elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 1997 and fiscal 1996 using the Black-Scholes option-pricing model as prescribed by SFAS No. 123, using the following weighted average assumptions for grants in fiscal 1997 and fiscal 1996:

                                                       Fiscal Year
                                                    1997        1996
                                                    ----        ----
                  Risk-free interest rate           6.49%       6.26%
                  Expected dividend yield              0%          0%
                  Expected life                     3.89 years  3.89 years
                  Expected volatility              49-50%      49-67%

          The total value of options granted during fiscal 1997 and fiscal 1996 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two years. If the Company had accounted for these options in accordance with SFAS No. 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                                              Years ended March 31,
                                                1997          1996
                                                ----          ----
               Net income:
                    As reported              $4,112,000     $2,574,000
                    Pro forma                $3,461,000     $2,390,000
               Net income per share:
                    As reported                  $ 0.29        $  0.19
                    Pro forma                    $ 0.25         $ 0.18

          Under the Amended and Restated 1990 Stock Option Plan 1,600,000 shares were authorized for issuance. A total of 1,491,160 options were granted under this plan. A total of 864,240 options have been exercised and 55,110 options have been cancelled as of March 31, 1997 under the plan since its inception. The options granted under this plan vest over a two year period from the beginning of the fiscal year in which the options are granted and a maximum term of 5 years.

          The 1995 Incentive Compensation Plan authorized 902,000 shares of the Company's stock to be issued. This Plan is the successor to the Amended and Restated 1990 Stock Option Plan. No further grants will be made under the original Plan. A total of 349,000 options have been granted under this plan. A total of 3,000 options have been exercised and 4,000 options have been cancelled as of March 31, 1997 under the plan since its inception. The options granted under this plan generally vest from 50% after one year of employment and 100% after 2 years of employment, however, to a lesser extent, some options vest in less than a year and others up to five years. Options granted under this Plan have a maximum term of 10 years. The 1995 Incentive Compensation Plan was amended in November 1996 to permit granting of non-qualified options to directors who are not employees of the Company.

          Activity under the Amended and Restated 1990 Stock Option Plan and 1995 Incentive Compensation Plans over the last two fiscal years is summarized as follows:

          Years ended March 31,                1997             1996
                                               ----             ----
                                                    Wtd.             Wtd.
                                                    Avg.             Avg.
                                                     Ex.              Ex.
                                          Shares   Price   Shares   Price
                                         _______   _____   _______  _____
         Options outstanding at
          beginning of year              871,960   $2.02  1,059,499  $1.36
         Granted                         330,000   $7.40    269,000  $2.67
         Exercised                      (275,950)  $1.58   (450,789) $0.85
         Cancelled                       (12,200)  $4.70     (5,750) $2.61
                                        --------   -----   --------  -----
        Options outstanding at
          end of year                    913,810   $4.06    871,960  $2.02
                                         =======   =====    =======  =====

         Exercisable at end of year     484,010   $2.08    512,710   $1.64

         Weighted average fair value
          of options granted at
          market value                        -   $3.78          -   $1.57

         Weighted average fair value
          of options granted at below
          market value                        -   $5.86          -   $2.68


        The following table sets forth the exercise price range, number of shares outstanding at March 31, 1997, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

                      Options Outstanding                Options exercisable
       -----------------------------------------------  ----------------------
                                 Weighted
                                 Average       Weighted               Weighted
        Exercise     Outstanding Remaining     Average                Average
        Price        Shares      Contractual   Exercise  Exerciseable Exercise
        Range        at 3/31/97  Life(years)   Price       Options     Price
        ----------    -------    -----         -----       --------    -----
        $0.30-$0.51    16,000     8.68         $0.44         10,500    $0.41
        $1.72-$1.81   257,460     2.73         $1.74        223,960    $1.73
        $2.22-$2.84   364,350     2.71         $2.59        249,550    $2.47
        $7.50-$8.50   276,000     9.21         $8.39              -        -

NOTE I.   401(k) PROFIT SHARING PLAN

          The Company established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 15% of compensation and includes a Company matching contribution. Beginning in April 1996, the Company amended the Plan to change the matching contribution to $.50, $.75 and $1.00 for each $1.00 contributed up to 10% of compensation corresponding to length of service with the Company. Prior to this amendment the Company matching contribution was $.50 for each $1.00 contributed by each employee up to 10% of compensation. The Company contribution becomes fully vested for each employee after 5 years of employment. The Company matching contribution for fiscal years 1997, 1996, and 1995 was $77,000, $42,000 and $37,000, respectively.

NOTE J.   SEGMENT INFORMATION

          Significant Customers: During fiscal year 1997, two customers accounted for 30% and 29% of revenues. During fiscal year 1996, two customers accounted for 23% and 11% of revenues. During fiscal year 1995, two customers accounted for 27% and 11% of revenues.

          The following table reflects foreign sales and percent of total sales by country:

                          1997               1996            1995
                          ----               ----            ----
           Europe  $ 1,262,000  9.9%  $ 1,252,000 14.8%  $ 762,000 14.2%
           Japan   $ 2,880,000 22.5%  $   528,000  6.2%  $ 258,000  4.8%


NOTE K.   NEW ACCOUNTING PRONOUNCEMENT

          In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", superseding Opinion 15. SFAS No. 128 requires the calculation and disclosure of Basic Earnings per Share and Diluted Earnings per Share, effective for both interim and annual periods ending after December 15, 1997. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. In accordance with the provisions of SFAS No. 128, the Company is providing pro forma disclosure of the effects of this accounting change on reported earnings per share (EPS) data as follows:

                                           1997       1996      1995
                                           ----       ----      ----
          Primary EPS as reported         $0.29      $0.19      $0.11
          Effect of SFAS No. 128          $0.01      $0.02      $0.01
                                          -----      -----      -----
          Basic EPS as restated           $0.30      $0.21      $0.12
                                          =====      =====      =====

          Primary EPS as reported         $0.29      $0.19      $0.11
          Effect of SFAS No. 128             -           -          -
                                          -----      -----      -----
          Diluted EPS as restated         $0.29      $0.19      $0.11
                                          =====      =====      =====


          Weighted average shares
           outstanding for Basic EPS   13,659,927  12,255,635  12,029,908
          Common stock options and
            warrants issuable under
            treasury stock method         457,114   1,472,325     939,793
                                       ----------  ----------  ----------
          Weighted average common and
           common equivalent shares
           outstanding for Diluted EPS 14,117,041  13,727,960  12,969,701
                                       ==========  ==========  ==========

       ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                               PART III

        ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH
                   SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information concerning the executive officers and directors of the Company:


            Name          Age             Position
            ----          ---             --------
     M. ("Sreeni")         48    President, Chief Executive
     Sreenivasan                 Officer and Director
     Philip L. Knutson     47    Vice President of Research
                                 and Development
     Charles B. Williams   50    Vice President of
                                 Administration and
                                 Finance, Chief Financial
                                 Officer, Secretary and
                                 Treasurer
     Jay A. Bouwens        51    Vice President of
                                 Manufacturing
     Paul C. Ahrens        45    Chairman of the Board
     Howard L. Farkas      73    Director
     Page E. Golsan, III   59    Director

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

Charles  B.  Williams.  Mr. Williams has served as Vice  President  of
Finance and Administration and Treasurer since 1990. In 1995, he became the Secretary of the Company and in July 1995, he also became Chief Financial Officer. Mr. Williams is responsible for accounting, administration, finance, personnel and information systems. From 1988 to 1990, Mr. Williams served as the Controller. Prior thereto, he was Controller for White's Electronics, Inc. of Sweet Home, Oregon for 5 years. His responsibilities at White's Electronics included accounting, data processing, personnel and finance. From 1976 to 1983, he held several accounting and financial positions with Teledyne Wah Chang, a metals producer in Albany, Oregon. Mr. Williams earned his B.S. in Economics and M.B.A. from Oregon State University.

Jay A. Bouwens. Mr. Bouwens has served as Vice President of Manufacturing since 1996. From 1994 to 1996, he was director of
Manufacturing with the Company. From 1992 to 1994, Mr. Bouwens was the Pilot Plant Manager at Ash Stevens, Inc. in Detroit, Michigan. From 1990 to 1992 he was Production Manager for Poly Organix in Newburyport, Massachusetts. From 1967 to 1990 he held various chemical manufacturing positions, including Process Manager for Wyeth-Ayerst laboratories in Rouses Point, New York. Mr. Bouwens received his B.S. in Chemistry from the University of Michigan.

Paul C. Ahrens. Mr. Ahrens has been a director of the Company since its inception in 1981 and became Chairman of the Board effective March 31, 1995. Since 1996, he has been the founder and President of Groovie Moovies, Ltd., a film production company. Mr. Ahrens, a founder of the Company, served as President and Chief Executive Officer of Synthetech from 1989 through March 1995. From 1981 through 1989 he was the Vice President of Technology. He also served as Secretary of the Company from 1981 through 1995. From 1979 to 1980, Mr. Ahrens served as Vice President of Engineering of Colorado Organic Chemical Company, an organic chemical manufacturing company located in Commerce City, Colorado. Prior thereto, Mr. Ahrens spent five years with Allied Chemical and CIBA-Geigy in various engineering and research capacities. Mr. Ahrens holds B.S. and M.S. degrees in Chemical Engineering from M.I.T.

Howard  L. Farkas.  Mr. Farkas has served as a director of the Company
since  1985.   Since 1981, he has been the President of Farkas  Group,
Inc., and since 1992 he has been President of Windsor Gardens Realty, Inc., both of which are engaged in general real estate brokerage and
management  activities.   From 1984 to 1996, he was also the  managing
director  in Manistee Gas Limited Liability Company, which is  in  the gas production and processing business. Since 1986, Mr. Farkas has also served as Secretary and a director of Acquisition Industries,
Inc.,  a  publicly owned acquisition and merger company.   Mr.  Farkas
serves as the Chairman of the Board of Logic Devices, Inc., a Sunnyvale, California company specializing in CMOS digital signal process semiconductor and SRAM chips, and as a director in various natural resource and other commercial companies. Since May 1988, Mr. Farkas has also been a vice president of G.A.S. Corp., which is a general partner of an Oklahoma limited partnership, Gas Acquisition Services, which filed for bankruptcy under Chapter 11. Though not presently in public or private practice, he has been a certified public accountant since 1951. Mr. Farkas received a B.S. (B.A.) from the University of Denver.

Page E. Golsan, III. Mr. Golsan has served as a director of the Company since 1991. Since 1986, he has been a principal of P.E. Golsan & Co. (formerly Golsan Management Company), a private capital management firm. From 1990 to 1992, Mr. Golsan was a senior advisor with Bane Barham & Holloway, registered investment advisors under the Investment Advisor Act of 1940. Since 1990 Mr. Golsan has been President and Chief Executive Officer of Bridgetown Capital, Inc., an investment company. From 1987 to 1989 he was the Executive Vice President of Calumet Industries, Inc., Chicago, Illinois (manufacturer and marketer of petro-chemicals and other fine chemicals). Prior to 1987, he was the President and Chief Operating Officer of the K&W Products Division (specialty chemical manufacturing) of Berkshire Hathaway, Inc. Mr. Golsan holds an M.A. in Finance from Claremont Graduate School of Business and a Doctorate in Pharmacy and a B.A. in Chemistry and Zoology, both from the University of Southern California.

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

Schedule 16(a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------
Messrs. Farkas and Golsan, each a director of the Company, failed to report one and two transactions, respectively, on a timely basis in compliance with Section 16(a) of the Securities Exchange Act of 1934 ("Section 16(a)"). In addition, JB Partners, a 10% shareholder, during Fiscal 1997, failed to report one transaction on a timely basis in compliance with Section 16(a). The Company has now adopted procedures to assist its directors and officers in complying with
Section 16(a), which includes assisting them in preparing the forms for filing.

                   ITEM 10.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation
----------------------------------------------
The following table provides certain summary information concerning compensation paid by the Company to those persons who were at March 31, 1997, the Company's Chief Executive Officer, the three other executive officers of the Company and one other Company employee whose salary and bonus exceeded $100,000 during the last fiscal year (the "Named Persons ") for the fiscal years ended March 31, 1997, 1996 and 1995:

                             Summary Compensation Table
                             --------------------------
                                         Long-Term    All Other
                Annual Compensation      Compensation  Compensation($)(2)
Name and        ----------------------   ------------  ------------------
Principal       Year   Salary    Bonus    Stock
Position        (1)    ($)       ($)      Options (#)
--------        ----   ------    ------   -----------  ------------------
M. ("Sreeni")   1997   150,000   95,000    50,000       7,125
Sreenivasan     1996   132,000   60,000    66,000       3,203
President &     1995   113,400   28,000    52,000       4,688
Chief Executive
Officer

Philip L.       1997   108,000   63,000    40,000       9,500
Knutson         1996    95,000   43,000    50,000       3,531
Vice President  1995    87,150   24,000    40,000       4,672
of Research and
Development

Charles B.      1997    88,000   57,000    32,000       6,544
Williams        1996    75,000   35,000    34,000       3,122
Vice President  1995    67,200   20,000    25,000       3,130
of Finance and
Administration

Jay A. Bouwens  1997    87,000    55,000    28,000      4,356
Vice President  1996    74,000    35,000    15,000      1,863
of              1995    34,149(3)  8,750(3)      -          -
Manufacturing

Mitchell A.     1997   74,250     30,000         -          -
McVay           1996   10,000(4)   1,200(4)  8,000          -
Plant Engineer

_______________________
(1)Fiscal year ended March 31.
(2)Represents Company contributions to the account of the Named Persons under the Company's 401(k) plan.
(3)Mr. Bouwens was hired in September 1994.
(4)Mr. McVay was hired in February 1996.

Stock Option Grants in Last Fiscal Year
---------------------------------------
The following table provides information, with respect to the Named Persons, concerning the grant of stock options during fiscal year 1997.

       Stock Options Grants in the Last Fiscal Year(1)
       -----------------------------------------------
                            % of
                           Total            Fair
                 Options  Options  Exercise Market
                 Granted  Granted     or    Value   Expiration
                   (#)       to      Base   at Date    Date
                          Employees Price      of
                             in     ($/Sh)  Grant(3)
                           Fiscal             ($)
  Name                     Year(2)
-------------   --------  -------   -----    -----    ------
M. ("Sreeni")    50,000     20%     $8.50    $8.50     May 2006
Sreenivasan

Philip L.        40,000     16%     $8.50    $8.50     May 2006
Knutson

Charles B.       32,000     13%     $8.50    $8.50     May 2006
Williams

Jay A. Bouwens   28,000     11%     $8.50    $8.50     May 2006

Mitchell A.           -      -          -        -            -
McVay

(1)    The  Company  has  not  granted any stock  appreciation  rights
 (SARs).
(2) Based on an aggregate of 250,000 options being granted to all employees during the fiscal year ended March 31, 1997.
(3) The average of closing bid and asked prices on the date of grant.


Stock  Option Exercises in Last Fiscal Year and Fiscal Year-End  Stock
----------------------------------------------------------------------
                          Option Values
                          -------------

The following table provides information, with respect to the Named Persons, concerning the options granted to them during the last fiscal year and the options held by them at March 31, 1997.

                          Fiscal Year End Stock Option Value
                          ----------------------------------
                 Shares                                       Value of Unexercised In-
                Acquired            Number of Unexercised       the-Money Options at
                   on     Value      Options at Fiscal             Fiscal Year End
                Exercise Realized         Year End                       ($)(1)
                                 --------------------------  --------------------------
                                 Exercisable  Unexercisable  Exercisable Unexercisable
Name              (#)      ($)
-----------    -------  -------- -----------   ------------  ----------  ---------
M.("Sreeni")    61,000  $350,750   158,000     83,000        $1,205,540  $251,790
Sreenivasan

Philip L.       47,000  $340,750   121,240     65,000          $925,061  $190,750
Knutson

Charles B.      29,000  $166,750    76,720     49,000          $585,374  $129,710
Williams

Jay A. Bouwens       -         -    10,000     33,000           $76,300   $38,150

Mitchell A.          -         -     4,000      4,000           $20,520   $30,520
McVay

(1)    The  closing price of the Common Stock on March  31,  1997  was $7.63.

Compensation of Directors
-------------------------
In fiscal 1997, the Company established a policy to grant all current directors who are not employees (other than Mr. Ahrens, who is a founder of the Company) a nonqualified stock option for 15,000 shares vesting at the rate of 3,000 shares at the next and each of the subsequent four annual shareholder meetings. This option is intended to provide the outside director with the equivalent of an annual grant of 3,000 shares and the Company does not anticipate granting any additional options until the end of the fifth year. The exercise price of these options will be set at the fair market value of the Common Stock on the date of the grant. Under this policy, in fiscal 1997, Messrs. Golsan and Farkas each received 15,000 share options.

In recognition for over 11 years of service as a director to the Company without compensation, the Company granted a cash payment of $20,000 and an additional nonqualified stock option for 50,000 shares to Mr. Farkas. This option vests over three years and the exercise price was set at $1.81 per share, a discount from the $7.50 fair market value of the Common Stock on the date of grant.

Commencing in fiscal 1998, the Company will provide directors who are
not  employees of the Company an annual fee of $4,000.   The  Company
also established a policy to grant all new directors who are not employees a one-time nonqualified stock option for 10,000 shares which vests immediately. Thus, new directors who are not employees of the Company will receive this 10,000 share option in addition
to  the ongoing 15,000 share  option  described above.   Like  the
15,000 share option, the exercise price of the options will be set at the fair market value of the Common Stock on the date of grant.

       ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                            AND MANAGEMENT

                   PRINCIPAL OWNERS OF COMMON STOCK


The following table sets forth the number of shares of Common Stock and percentage of outstanding shares of Common Stock of the Company owned as of April 1, 1997, by persons who hold of record or are known to beneficially own 5% or more of the outstanding common stock of the Company, each nominee and director of the Company, the named executive officers and all officers and directors as a group.

Name and Address of           Amount and                 Percent
Beneficial Owner               Nature of                   of
                              Beneficial                  Class
                               Ownership
-------------------           ------------                ------
Paul C. Ahrens                 1,500,491(1)                 10.8%
1290 Industrial Way
Albany, OR

Michael A. Mitton                701,087                     5.1%
Suite 22
6300 Estate Frydenhoj
416-1
St. Thomas, U.S.V.I.

M. ("Sreeni")                    624,210(2)                  4.4%(3)
Sreenivasan
1290 Industrial Way
Albany, OR

Howard L. Farkas                  69,292(4)                     *
5460 South Quebec
Street
Suite 300
Englewood, CO

Page E. Golsan, III               38,000(5)                      *
3205 Canterbury Drive,
South
Salem, OR

JB Partners                    1,000,000                       7.2%
919 Third Avenue
New York, NY

Philip L. Knutson,Ph.D.          397,240(6)                    2.8%(3)
1290 Industrial Way
Albany, OR

Charles B. Williams              257,120(7)                    1.8%(3)
1290 Industrial Way
Albany, OR

Jay A. Bouwens                    29,000(8)                       *
1290 Industrial Way
Albany, OR

Name and Address of              Amount and                   Percent
Beneficial Owner                  Nature of                     of
                                 Beneficial                   Class
                                  Ownership

----------------               ------------                   --------
Mitchell A. McVay                  4,000(9)                        *
1290 Industrial Way
Albany, OR

All Officers and               2,915,353(1)(2)(4)(5)(6)(7)(8)   20.2%(3)
Directors as
a Group (7 persons)

______________________
*less than 1%.
(1) Includes 29,000 shares of common stock which are owned of record by a private foundation of which Mr. Ahrens is the President. Mr. Ahrens disclaims beneficial ownership of these shares.
(2) Includes 216,000 shares of common stock which Mr. Sreenivasan has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 25,000 shares of common stock issuable pursuant to stock options held by Mr. Sreenivasan which are not exercisable now or within sixty (60) days.
(3) The denominator used in calculating the percentage is equal to the number of shares outstanding plus the number of shares the beneficial owner (or group of beneficial owners) has a right to acquire  immediately  or within sixty days pursuant  to  warrants  or options.
(4) Includes 19,292 shares of common stock which Mr. Farkas has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Mr. Farkas disclaims ownership over 50,000 shares of common stock held in his name which have been pledged as security for a loan and over which Mr. Farkas has no voting control. Excludes 45,708 shares of common stock issuable pursuant to stock options held by Mr. Farkas which are not exercisable now or within sixty (60) days.
(5)    Excludes  15,000  shares of common stock issuable  pursuant  to stock options held by Mr. Golsan which are not exercisable now or within sixty (60) days.
(6) Includes 166,240 shares of common stock which Dr. Knutson has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 20,000 shares of common stock issuable pursuant to stock options held by Dr. Knutson which are not exercisable now or within sixty (60) days.
(7) Includes 109,720 shares of common stock which Mr. Williams has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 16,000 shares of common stock issuable pursuant to stock options held by Mr. Williams which are not exercisable now or within sixty (60) days.
(8) Includes 29,000 shares of common stock which Mr. Bouwens has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 14,000 shares of common stock issuable pursuant to stock options held by Mr. Bouwens which are not exercisable now or within sixty (60) days.
(9) Includes 4,000 shares of common stock which Mr. McVay has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 4,000 shares of common stock issuable pursuant to stock options held by Mr. McVay which are not exercisable now or within sixty (60) days.




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

              ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.   The following documents are filed as  part  of  this
Annual Report on Form 10-KSB:

3(i)(1)   Articles of Incorporation of Synthetech, Inc., as amended

3(ii)     Bylaws of Synthetech, Inc., as amended

10.1(2),(3) License  Agreement  dated March 16, 1990  between  Synthetech,
        Inc. and Miwon Co. Ltd.

10.2(2),(4) Supply  Agreement  dated January 3, 1989  between  Synthetech,
        Inc. and Biomeasure, Incorporated

10.3(2),(4) License  Agreement  dated January 3, 1989 between  Synthetech,
        Inc. and Biomeasure, Incorporated

10.4(2)+  Synthetech,  Inc. Amended and Restated 1984 Stock  Option  and
        Bonus Plan

10.5(5)+  Synthetech, Inc. 1990 Stock Option Plan

10.6(8)   Amendment  No.  1  to  Stock  and Warrant  Purchase  Agreement
        between the Company and JB dated as of March 26, 1996

10.7(6)   Agreement  dated September 30, 1991 Among Certain Shareholders of the Company

10.8(7)   Agreement  and  Release  dated as of March  31,  1995  between
        Synthetech, Inc. and Paul C. Ahrens (the "Ahrens Agreement")

10.9(8)   Addendum to Ahrens Agreement dated as of April 1, 1996

10.10   1995 Incentive Compensation Plan, as amended

10.11 Promissory Note dated September 8, 1995 from Synthetech, Inc. to United States National Bank of Oregon.

10.12 Commercial Security Agreement dated September 8, 1995 between Synthetech, Inc. and United States National Bank of Oregon

10.13 Change in Terms Agreement dated September 12, 1996 between Synthetech, Inc. and United States National Bank of Oregon

10.14 Nonqualified Stock Option dated as of November 7, 1996 to purchase 50,000 shares of Common Stock issued to Howard L. Farkas.

10.15 Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Howard L. Farkas.

10.16 Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Page E. Golsan III.

10.17 Synthetech, Inc. Purchase Order dated June 17, 1996 to R.L. Reimers Construction in the amount of $250,000.

10.18 Synthetech, Inc. Purchase Order dated August 23, 1996 to CE/Western in the amount of $240,000.

10.19 Synthetech, Inc. Purchase Order dated September 4, 1996 to R.L. Reimers Construction in the amount of $189,000.

10.20 Synthetech, Inc. Purchase Order dated November 7, 1996 to R.L. Reimers Construction in the amount of $1,870,700.

10.21 Synthetech, Inc. Purchase Order dated February 20, 1997 to Olsson Industrial Electric in the amount of $335,864.

10.22 Synthetech, Inc. Purchase Order dated May 2, 1997 to Oregon Industrial Contractors, Inc. in the amount of $626,276.

23      Consent of Arthur Andersen LLP

__________________________

+ Management contract or compensatory plan.

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

(8) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.



(b)  Reports on Form 8-K

None.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 18, 1997           SYNTHETECH, INC.
                               (Registrant)


                               By  /s/  M. Sreenivasan
                                  M. ("Sreeni") Sreenivasan
                                  President and Chief
                                  Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                  Date

/s/  M. Sreenivasan President, Chief            June 18, 1997
   M. ("Sreeni")    Executive Officer
    Sreenivasan     (Principal Executive
                    Officer) and Director

  /s/  Charles B.   Vice President of Finance   June 18, 1997
     Williams       and Administration, Chief
Charles B. Williams Financial Officer,
                    Secretary and Treasurer
                    (Principal Financial
                    Officer and Principal
                    Accounting Officer)

/s/  Paul C. Ahrens Chairman of the Board       June 18, 1997
  Paul C. Ahrens

                                                June 18, 1997
  /s/  Howard L.    Director
      Farkas
 Howard L. Farkas

                                                June 18, 1997
   /s/  Page E.     Director
    Golsan, III
Page E. Golsan, III

                           INDEX TO EXHIBITS
                                                          Sequential Page No.

3(i)(1)1   Articles of Incorporation of Synthetech,  Inc.,
        as amended

3(ii)   Bylaws of Synthetech, Inc., as amended                      42

10.1(2),(3) License  Agreement dated March 16, 1990 between
        Synthetech, Inc. and Miwon Co. Ltd.

10.2(2),(4) Supply  Agreement dated January 3, 1989 between
        Synthetech, Inc. and Biomeasure, Incorporated

10.3(2),(4) License Agreement dated January 3, 1989 between
        Synthetech, Inc. and Biomeasure, Incorporated

10.4(2)+  Synthetech,  Inc.  Amended  and  Restated  1984
        Stock Option and Bonus Plan

10.5(5)+  Synthetech, Inc. 1990 Stock Option Plan

10.6(8)   Amendment  No. 1 to Stock and Warrant  Purchase
        Agreement between the Company and JB dated as of March 26, 1996

10.7(6)   Agreement   dated  September  30,  1991   Among
        Certain Shareholders of the Company

10.8(7)   Agreement  and Release dated as  of  March  31,
        1995  between  Synthetech,  Inc.  and  Paul  C.
        Ahrens (the "Ahrens Agreement")

10.9(8)   Addendum  to  Ahrens  Agreement  dated  as   of
        April 1, 1996

10.10   1995 Incentive Compensation Plan, as amended                72

10.11   Promissory  Note dated September 8,  1995  from
        Synthetech, Inc. to United States National Bank
        of Oregon.                                                  89
10.12   Commercial  Security Agreement dated  September
        8,  1995  between Synthetech, Inc.  and  United
        States National Bank of Oregon                              93

10.13   Change  in Terms Agreement dated September  12,
        1996 between Synthetech, Inc. and United States
        National Bank of Oregon                                    102

10.14   Nonqualified Stock Option dated as of  November
        7,  1996  to purchase 50,000 shares  of  Common
        Stock issued to Howard L. Farkas                          107

10.15   Nonqualified Stock Option dated as of  November
        7,  1996  to purchase 15,000 shares  of  Common
        Stock issued to Howard L. Farkas                          110

10.16   Nonqualified Stock Option dated as of  November
        7,  1996  to purchase 15,000 shares  of  Common
        Stock issued to Page E. Golsan III                        113

10.17   Synthetech, Inc. Purchase Order dated June  17,
        1996 to R.L. Reimers Construction in the amount
        of $250,000                                               116

10.18   Synthetech,  Inc. Purchase Order  dated  August
        23,  1996  to  CE/Western  in  the  amount   of
        $240,000                                                  119

10.19   Synthetech, Inc. Purchase Order dated September
        4,  1996  to R.L. Reimers Construction  in  the
        amount of $189,000                                        125

10.20   Synthetech, Inc. Purchase Order dated  November
        7,  1996  to R.L. Reimers Construction  in  the
        amount of $1,870,700                                      127

10.21   Synthetech, Inc. Purchase Order dated  February
        20,  1997 to Olsson Industrial Electric in  the
        amount of $335,864                                        129
10.22   Synthetech,  Inc. Purchase Order dated  May  2,
        1997 to Oregon Industrial Contractors, Inc.  in
        the amount of $626,276                                    130

23      Consent of Arthur Andersen LLP                            131
__________________________

+ Management contract or compensatory plan.

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

(8) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.
                                40