Form 10-Q
period 1997-06-30
SYNTHETECH INC
filed 1997-08-13
CIK 749290

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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
     (State or Other Jurisdiction    (I.R.S. Employer
   of Incorporation or Organization   Identification No.)

      1290 Industrial Way, Albany, Oregon        97321
  (Address of Principal Executive Offices)     (Zip Code)

                          (541) 967-6575
      (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No_____

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 6, 1997 was 13,882,021.

                            SYNTHETECH, INC.

                             BALANCE SHEETS
                       -------------------------

                                             (unaudited)
                                              June 30,     March 31,
                                                1997         1997
                                              ---------    ---------

             ASSETS
             ------

CURRENT ASSETS:
  Cash and cash equivalents                  $ 4,958,000   $ 6,740,000
  Securities available for sale                  186,000       176,000
  Accounts receivable, less allowance
   for doubtful accounts of $15,000
   for both periods                              981,000       695,000
  Inventories                                  2,212,000     1,887,000
  Prepaid expenses                               110,000       164,000
  Income tax receivable                          730,000       798,000
  Deferred income taxes                           56,000        56,000
  Other current assets                             1,000         4,000
                                              ----------    ----------
    TOTAL CURRENT ASSETS                       9,234,000    10,520,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net    7,505,000     6,339,000

SECURITIES AVAILABLE FOR SALE                    452,000       450,000

OTHER ASSETS                                      14,000        14,000
                                              ----------    ----------
    TOTAL ASSETS                             $17,205,000   $17,323,000
                                             ===========   ===========

             See notes to financial statements.

                                  SYNTHETECH, INC.

                                  BALANCE SHEETS
                              ---------------------------
                                    (continued)

                                          (unaudited)
                                            June 30,     March 31,
                                             1997         1997
---------------------------------------   ----------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------


CURRENT LIABILITIES:
  Current portion of note payable           $  13,000   $    13,000
  Accounts payable                            576,000       543,000
  Accrued compensation                         85,000       674,000
  Deferred revenue                             44,000        44,000
  Other accrued liabilities                     8,000         4,000
                                          -----------   -----------
    TOTAL CURRENT LIABILITIES                 726,000     1,278,000

DEFERRED INCOME TAXES                          70,000        68,000

NOTE PAYABLE, net of current portion          177,000       180,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value;
   authorized 100,000,000 shares;
   issued and outstanding,
   13,882,000 and 13,860,000 shares            14,000        14,000
  Paid-in capital                           8,416,000     8,296,000
  Employee notes receivable and
   deferred compensation                     (229,000)     (239,000)
  Unrealized gain on securities
   available for sale                          17,000       16,000
  Retained earnings                         8,014,000     7,710,000
                                          -----------   -----------
    TOTAL SHAREHOLDERS' EQUITY             16,232,000    15,797,000
                                          -----------   -----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                               $17,205,000   $17,323,000
                                          ===========   ===========

             See notes to financial statements.

                                    SYNTHETECH, INC.

                                  STATEMENTS OF INCOME
                                ------------------------
                                      (unaudited)

For The Three Month Period Ended June 30        1997           1996
-----------------------------------------     ----------    ----------

REVENUES                                      $1,480,000    $3,521,000
COST OF SALES                                    723,000     1,128,000
                                             -----------   -----------
GROSS PROFIT                                     757,000     2,393,000

RESEARCH AND DEVELOPMENT                          61,000        69,000
SELLING, GENERAL AND ADMINISTRATIVE              289,000       279,000
                                              ----------    ----------
OPERATING EXPENSE                                350,000       348,000
                                              ----------    ----------
OPERATING INCOME                                 407,000     2,045,000
OTHER INCOME                                      83,000        83,000
                                              ----------    ----------
INCOME BEFORE INCOME TAXES                       490,000     2,128,000
PROVISION FOR INCOME TAXES                       186,000       809,000
                                              ----------    ----------
NET INCOME                                    $  304,000    $1,319,000
                                              ==========    ==========


NET INCOME PER COMMON SHARE                        $0.02         $0.09
                                                   =====         =====

SHARES USED IN PER SHARE CALCULATION          14,288,506    14,204,911
                                              ==========    ==========

            See notes to financial statements.

                                    SYNTHETECH, INC.

                                STATEMENTS OF CASH FLOWS
                             -----------------------------
                                     (unaudited)

For The Three Month Period Ended June 30         1997      1996
----------------------------------------       -------   -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                                  $  304,000   $1,319,000
Adjustments to reconcile net
 income to net cash provided by (used
 in) operating activities:
  Depreciation, amortization and other          85,000       55,000
  Amortization of deferred compensation         27,000        8,000
  Accrued interest on securities
   available for sale                          (10,000)     (16,000)
  Loss on sale of property, plant
   and equipment                                 1,000            -

  (Increase) decrease in assets:
    Accounts receivable, net                  (286,000)    (114,000)
    Inventories                               (325,000)    (236,000)
    Prepaid expenses                            54,000      (41,000)
    Income tax receivable                       68,000      152,000
    Other assets                                 3,000            -

   Increase (decrease) in liabilities:
    Accounts payable and accrued
     liabilities                              (552,000)     600,000
    Deferred revenue                                 -      (54,000)
                                              ---------    --------
        Net cash (used in) provided
         by operating activities              (631,000)    1,673,000
                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases   (1,248,000)    (563,000)
   Proceeds from sale of property, plant
    and equipment                                 1,000            -
                                             ----------    ----------
        Net cash used in investing
         activities                          (1,247,000)    (563,000)
                                             -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term
   debt obligations                              (3,000)           -
  Proceeds from stock option
   exercises and disqualifying
   dispositions                                  99,000      151,000
   Payments related to stock registration             -      (18,000)
                                              ----------    ---------
        Net cash provided by financing
         activities                              96,000      133,000
                                             ----------    ---------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                        (1,782,000)   1,243,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                          6,740,000    5,049,000
                                             ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                               $4,958,000   $6,292,000
                                             ==========   ==========
NON-CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on securities
 available for sale                              $1,000      ($5,000)
Issuance of stock options at below
 fair value                                     $21,000            -

                    See notes to financial statements.

                  NOTES TO FINANCIAL STATEMENTS

NOTE A.   GENERAL AND BUSINESS

          The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech's 1997 Form 10-KSB.

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


NOTE B.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for the three month period ended June 30:

          Cash Paid
          ---------                       1997       1996
                                          ----       ----
            Income Taxes                 $79,000   $ 5,000
            Interest                     $ 5,000   $     -

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

     For The Three Months Ended June 30       1997         1996
     -----------------------------------      ----         ----
     Primary EPS as reported                  $0.02       $0.09
     Effect of SFAS No. 128                       -       $0.01
                                              -----       -----
     Basic EPS as restated                    $0.02       $0.10
                                              =====       =====

     Primary EPS as reported                  $0.02       $0.09
     Effect of SFAS No. 128                       -           -
                                              -----       -----
     Diluted EPS as restated                  $0.02       $0.09
                                              =====       =====


     Weighted average shares
      outstanding for Basic EPS            13,866,373  13,515,427
     Common stock options and warrants
      issuable under treasury stock
      method                                  422,133     661,752
                                           ----------  ----------
     Weighted average common and
      common equivalent shares
      outstanding for Diluted EPS          14,288,506  13,177,179
                                           ==========  ==========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.


                                Percentage of Revenues
                                ----------------------

For The Three Month Period Ended June 30            1997       1996
-----------------------------------------          -----       -----

Revenues                                           100.0 %     100.0 %
Cost of sales                                       48.9        32.0
                                                   -----       -----
Gross Profit                                        51.1        68.0

Research and Development                             4.1         2.0
Selling, General and Administration                 19.5         7.9
                                                   -----       -----
Operating Income                                    27.5        58.1
Other Income                                         5.6         2.4
                                                   -----       -----
Income Before Income Taxes                          33.1        60.5

Provision For Income Taxes                          12.6        23.0
                                                   -----       -----
Net Income                                          20.5        37.5
                                                   =====       =====

Revenues
--------
     Revenues decreased by 58% to $1.48 million in the first quarter of fiscal 1998 from $3.52 million in the first quarter of fiscal 1997. International sales, mainly to Japan and Western Europe, were $767,000 in the first quarter of fiscal 1998 as compared to $516,000 for the first quarter of fiscal 1997.

     Revenues for the first quarter of fiscal 1997 included sales associated with Peptide Building Block (PBB) orders for use in late stage clinical trials by two customers of $1.35 million and $1.30 million, respectively, representing 75% of revenues for the quarter. By contrast, the largest customer for the first quarter of fiscal 1998 accounted for significantly less revenue at less than 25% of revenues for the quarter. The reduction in revenues for the first quarter of fiscal 1998 from the first quarter of fiscal 1997 demonstrates the continuing potential for period to period fluctuations in sales of products. Moreover, as a supplier of PBBs for drugs in various stages of development, the Company's orders are always subject to curtailment or cancellation. For example, one of the customers referenced above for the first quarter of fiscal 1997 advised the Company that it was pursuing an alternate lower-cost manufacturing process and discontinued ordering from the Company in the second quarter of fiscal 1997.

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


Gross Profit
------------
     Gross profit was $757,000 or 51% of revenues in the first quarter of fiscal 1998 as compared to $2.39 million or 68% of revenues in the first quarter of fiscal 1997. The decrease in gross profit as a percentage of revenue resulted primarily from the lower level of revenue and, to a lesser extent, the mix of products. The Company expects revenue to continue to fluctuate from period to period and cause variations in gross profit margins. Decreased revenues will tend to have the affect of reducing gross profit margins since a portion of the Company's manufacturing overhead costs are relatively fixed.


Operating Expenses
------------------
     Research and development (R&D) and selling, general and administrative (SG&A) expenses were $350,000 in the first quarter of fiscal 1998 compared to $348,000 in the first quarter of fiscal 1997. As a percentage of revenues, R&D and SG&A expenses increased to nearly 24% in the first quarter of fiscal 1998 from nearly 10% in the same period of fiscal 1997 due to the lower level of revenues.


Operating Income
----------------
     Operating income decreased to $407,000 or over 27% of revenues in the first quarter of fiscal 1998 compared with $2.05 million or 58% of revenues in the first quarter of fiscal 1997.

Other Income
------------
     The net other income of $83,000 in the first quarter of fiscal 1998 and the first quarter of fiscal 1997 came primarily from interest earnings.

Net Income
----------
     For the first quarter of fiscal 1998 the Company earned $490,000 before income taxes. A provision for income taxes of $186,000 resulted in net income of $304,000. The Company's effective tax rate was 38% for the first quarter of fiscal 1998 and the first quarter of fiscal 1997.


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


Liquidity and Capital Resources
-------------------------------
     At June 30, 1997, the Company had working capital of $8.51 million compared to $9.24 million at March 31, 1997. The Company's cash, cash equivalents and short term securities available for sale at June 30, 1997 totaled $5.14 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at June 30, 1997.

     The increase in accounts receivable to $981,000 at June 30, 1997 from $695,000 at March 31, 1997 reflected the timing of shipments during the quarter. The increase of inventory to $2.21 million at June 30, 1997 from $1.89 million at March 31, 1997 primarily resulted from replenishing lower levels of raw material and finished product inventory items. The decrease in accrued compensation to $85,000 from $674,000 reflected the payment in the first quarter of fiscal 1998 of bonuses accrued for fiscal 1997.

     The Company had approximately $1.25 million of capital expenditures during the first three months of fiscal 1998. Approximately $34,000 was spent for equipment and equipment upgrades in the existing plant and $1.22 million was spent for the new plant expansion. The Company anticipates total capital expenditures for fiscal 1998 for the existing plant to be $500,000 and for the new plant expansion to be $2.91 million for a total of $3.41 million. The total cost of the plant expansion is now estimated to be $7.70 million and is expected to be
complete by the end of September 1997.   Company continues to
expect to finance a majority of these capital expenditures from internal cash flow.

                    ___________________

      Certain statements in the Company's Form 10-Q contain "forward-looking" information (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties, including, but not limited to, potential quarterly revenue fluctuations, uncertain market for products, technological change, customer concentration, the impact of competitive products and pricing, and the increased costs associated with the Company's facility expansion. These forward-looking statements should be considered in light of the uncertainties and other risks detailed in the Company's Securities and Exchange Commission Filings, including the Company's Form 10-KSB for the fiscal year ended March 31, 1997.

                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1* Articles of Incorporation

     3.2* Bylaws

    10.1 Form of contract entered into by each of Mr. Philip L.Knutson, Mr. M. Sreenivasan, and Mr. Charles B. Williams dated July 18, 1997.

    27    Financial Data Schedule

__________________

      *Incorporated by reference herein from the Company's Form
      10-K for the year ended March 31, 1991.


(b)  Reports

     No reports on Form 8-K were filed during the quarter.

                           SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   SYNTHETECH, INC.
                                     (Registrant)



Date:  August 12, 1997                       /s/  M. Sreenivasan
                                             M. Sreenivasan
                                             President & C.E.O.



Date:  August 12, 1997                       /s/  Charles B.Williams
                                             Charles B.Williams
                                             Vice President, Finance
                                             and Administration, C.F.O.,
                                             Chief Accounting Officer