Form 10-Q
period 1997-09-30
SYNTHETECH INC
filed 1997-11-13
CIK 749290

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997

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

Yes  X    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 7, 1997 was 13,886,021.

                      PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                           SYNTHETECH, INC.

                            BALANCE SHEETS
                       -------------------------

                                                 (unaudited)
                                                 September 30,   March 31,
                                                     1997           1997
                                                 -------------   ---------
       ASSETS
       ------

CURRENT ASSETS:
  Cash and cash equivalents                      $ 4,129,000  $ 6,740,000
  Securities available for sale                      175,000      176,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000 for
    both periods                                   1,107,000      695,000
  Inventories                                      2,567,000    1,887,000
  Prepaid expenses                                   170,000      164,000
  Income tax receivable                               72,000      798,000
  Deferred income taxes                               56,000       56,000
  Other current assets                                     -        4,000
                                                  ----------   ----------
    TOTAL CURRENT ASSETS                           8,276,000   10,520,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net        8,679,000    6,339,000

SECURITIES AVAILABLE FOR SALE                        453,000      450,000

OTHER ASSETS                                          14,000       14,000
                                                  ----------   ----------
    TOTAL ASSETS                                 $17,422,000  $17,323,000
                                                 ===========  ===========

               See notes to financial statements.

                           SYNTHETECH, INC.

                            Balance Sheets
                           ---------------
                             (continued)

                                                  (unaudited)
                                                  September 30,   March 31,
                                                     1997           1997
                                                  -------------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable                  $    13,000  $    13,000
  Accounts payable                                     505,000      543,000
  Accrued compensation                                 111,000      674,000
  Deferred revenue                                      44,000       44,000
  Other accrued liabilities                              4,000        4,000
                                                    ----------   ----------
    TOTAL CURRENT LIABILITIES                          677,000    1,278,000

DEFERRED INCOME TAXES                                   70,000       68,000

NOTE PAYABLE, net of current portion                   174,000      180,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
   100,000,000 shares; issued and outstanding,
   13,886,000 and 13,860,000 shares                     14,000       14,000
  Paid-in capital                                    8,435,000    8,296,000
  Employee notes receivable and deferred
   compensation                                       (197,000)    (239,000)
  Unrealized gain on securities available for
   sale                                                 17,000       16,000
  Retained earnings                                  8,232,000    7,710,000
                                                    ----------   ----------
    TOTAL SHAREHOLDERS' EQUITY                      16,501,000   15,797,000
                                                    ----------   ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $17,422,000  $17,323,000
                                                   ===========  ===========
                    See notes to financial statements.

                               SYNTHETECH, INC.

                             STATEMENTS OF INCOME

                      --------------------------------------
                                 (unaudited)

                                For the Three Months      For the Six Months
                                Ended September 30,       Ended September 30,
                                  1997        1996         1997        1996
-----------------------        ---------    ---------    ---------  ---------
REVENUES                      $1,491,000  $4,554,000    $2,971,000  $8,075,000
COST OF SALES                    861,000   1,768,000     1,584,000   2,896,000
                                --------   ---------     ---------   ---------
GROSS PROFIT                     630,000   2,786,000     1,387,000   5,179,000

RESEARCH AND DEVELOPMENT          52,000      35,000       113,000     104,000
SELLING, GENERAL AND
 ADMINISTRATIVE                  321,000     311,000       610,000     590,000
                                --------    --------      --------    --------
OPERATING EXPENSE                373,000     346,000       723,000     694,000
                                --------    --------      --------    --------
OPERATING INCOME                 257,000   2,440,000       664,000   4,485,000
OTHER INCOME, net                 75,000      92,000       158,000     175,000
                                --------    --------      --------    --------
INCOME BEFORE INCOME TAXES       332,000   2,532,000       822,000   4,660,000

PROVISION FOR INCOME TAXES       114,000     962,000       300,000   1,771,000
                                --------    --------      --------   ---------
NET INCOME                    $  218,000 $ 1,570,000    $  522,000 $ 2,889,000
                              ========== ===========    ========== ===========

NET INCOME PER COMMON SHARE        $0.02       $0.11         $0.04       $0.20
                                   =====       =====         =====       =====

SHARES USED IN PER SHARE
 CALCULATION                  14,275,772  14,259,752    14,289,934  14,219,601
                              ==========  ==========    ==========  ==========

                        See notes to financial statements.

                        SYNTHETECH, INC.

                    STATEMENTS OF CASH FLOWS
          --------------------------------------------
                         (unaudited)

For the Six Month Period Ended September 30          1997           1996
-------------------------------------------       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $  522,000     $2,889,000
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
      Depreciation, amortization and other           166,000        114,000
      Amortization of deferred compensation           55,000         18,000
      Accrued interest on securities available
       for sale                                        1,000              -
      Accrued interest on employee notes
       receivable                                     (1,000)        (2,000)
      Loss on disposal of property, plant
       and equipment                                   5,000              -
      Deferred income taxes                            2,000         (1,000)

    (Increase) decrease in assets:
      Accounts receivable, net                      (412,000)      (455,000)
      Inventories                                   (680,000)      (162,000)
      Prepaid expenses                                (6,000)      (102,000)
      Income tax receivable                          726,000        152,000
      Other assets                                     1,000              -
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities      (601,000)       384,000
      Deferred revenue                                     -        (54,000)
                                                  -----------    -----------
        Net cash (used in) provided by
         operating activities                       (222,000)     2,781,000
                                                 ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases        (2,501,000)    (1,685,000)
   Employee notes receivable                               -         50,000
                                                  -----------    -----------
        Net cash used by investing activities     (2,501,000)    (1,635,000)
                                                  ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term
    debt obligations                                  (6,000)             -
   Proceeds from stock option exercises
    and disqualifying dispositions                   118,000        158,000
   Proceeds from stock warrant exercises                   -        186,000
                                                  -----------    -----------
        Net cash provided by financing
         activities                                   112,000        344,000
                                                  -----------    -----------
NET(DECREASE)INCREASE IN CASH AND CASH
 EQUIVALENTS                                      (2,611,000)     1,490,000
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         6,740,000      5,049,000
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $4,129,000     $6,539,000
                                                  ===========    ===========
NON-CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on securities
 available for sale                                   $1,000        ($5,000)
Issuance of stock options at below fair value        $21,000              -

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


NOTE B.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for periods ended September 30:

          Cash Paid
          ---------
                                 Three Months                Six Months
                               1997        1996           1997        1996
                               ----        ----           ----        ----
          Income Taxes      $   74,000  $1,397,000    $   153,000  $1,403,000
          Interest          $    5,000  $        -    $     9,000  $        -

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

                                     For the Three           For the Six
                                      Months Ended           Months Ended
                                      September 30,          September 30,
                                     1997       1996        1997      1996
                                     ----       ----        ----       ----
     Primary EPS as reported        $0.02      $0.11       $0.04      $0.20
     Effect of SFAS No. 128             -      $0.01           -      $0.01
                                    -----      -----       -----      -----
     Basic EPS as restated          $0.02      $0.12       $0.04      $0.21
                                    =====      =====       =====      =====

     Primary EPS as reported        $0.02      $0.11       $0.04      $0.20
     Effect of SFAS No. 128             -          -           -          -
                                    -----      -----       -----      -----
     Diluted EPS as restated        $0.02      $0.11       $0.04      $0.20
                                    =====      =====       =====      =====


    Weighted average shares
     outstanding for Basic
     EPS                       13,875,048  13,596,171   13,883,630  13,556,020

     Common stock options
      and warrants issuable
      under treasury stock
      method                      400,724     650,837      406,304     660,202
                               ----------   ---------    ---------  ----------
    Weighted average
      common and common
      equivalent   shares
      outstanding for
      Diluted EPS             14,275,772   14,247,008   14,289,934  14,216,222
                              ==========   ==========   ==========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following table sets forth, for the periods indicated, the percentage of revenues by each item included in the Statements of Income.


                                            Percentage of Revenues

                                       Three Months          Six Months
                                       September 30,        September 30,
                                      1997        1996     1997      1996
                                      -----       -----    -----     -----

Revenues                              100.0 %    100.0 %   100.0 %   100.0 %
Cost of sales                          57.7       38.8      53.3      35.9
                                      ------     ------    ------    ------
Gross Profit                           42.3       61.2      46.7      64.1

Research and Development                3.5        0.8       3.8       1.3
Selling, General and Administration    21.5        6.8      20.5       7.3
                                      ------     ------    ------    ------
Operating Expense                      25.0        7.6      24.3       8.6

Operating Income                       17.3       53.6      22.4      55.5
Other Income                            5.0        2.0       5.3       2.2
                                      ------     ------    ------    ------

Income Before Income Taxes             22.3       55.6      27.7      57.7

Provision For Income Taxes              7.7       21.1      10.1      21.9
                                      ------     ------    ------    ------
Net Income                             14.6 %     34.5 %    17.6 %    35.8 %
                                      ======     ======    ======    ======

Revenues
--------
     Revenues decreased by 67% to $1.49 million in the second quarter of fiscal 1998 from $4.55 million in the second quarter of fiscal 1997. Revenues were $2.97 million for the first half of fiscal 1998, a 63% decrease from revenues of $8.08 million in the first half of fiscal 1997. International sales, mainly to Japan and Western Europe, were $417,000 and $1.19 million for the second quarter and first half of fiscal 1998 as compared to $2.25 million and $2.77 million for the second quarter and first half of fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The results for the second quarter and first half of fiscal 1998 were directly attributable to the absence of large projects similar to those underway during the first half of fiscal 1997. During last year, revenues for the second quarter of fiscal 1997 included sales associated with Peptide Building Block ("PBB") orders for use in late stage clinical trials by two customers of $1.9 million and $1.21 million, respectively, representing 68% of revenues for the quarter, and $3.25 million and $2.51 million, respectively, representing 71% of revenues for the first half of fiscal 1997. By contrast, in the current year, the largest customer for the second quarter of fiscal 1998 accounted for significantly less revenue at 21% of revenues for the quarter, and 23% of revenues for the first half of fiscal 1998. The reduction in revenues for the second quarter and first half of fiscal 1998 from the second quarter and first half of fiscal 1997 demonstrates the continuing potential for period to period fluctuations in sales of products.

     Looking forward, two pharmaceutical customers have confirmed new orders for PBBs at the multi-ton scale to support production of their drugs for launch quantities. The Company expects to deliver these orders totaling nearly $5 million in periodic shipments to be completed by the end of Calendar 1998 on a schedule to be finalized by the customers. Initial deliveries may begin as early as next month. Accordingly, the Company expects that it will continue to experience quarter to quarter revenue fluctuations inherent in supplying the pharmaceutical sector, including potential changes in order quantity and delivery schedules.

     The Company has not yet established a stable baseload of demand for its products. The Company's products are part of a new and emerging market with sizable fluctuations in orders between periods. In most instances, order or reorder cycles for products are not predictable. Demand for PBBs is extremely variable since individual clinical trial programs are always subject to significant risk of suspension or early cancellation and only a small percentage of drugs in clinical trial programs are ultimately approved for market use. Additionally, market demand for approved drugs is not known in advance of market launch. As a result, the Company expects to continue to see fluctuations in its revenue from period to period. (See "Industry Factors" below.)


Gross Profit
------------
     Gross profit decreased to $630,000 in the second quarter of fiscal 1998 from $2.79 million in the second quarter of fiscal 1997. As a percent of sales, gross profit decreased to 42% in the second quarter of fiscal 1998 from 61% for the same period last year. Gross profit decreased to $1.39 million or 47% of revenues in the first half of fiscal 1998 from $5.18 million or 64% of revenues for the same period of fiscal 1997. The decrease in gross profit as a percentage of revenues resulted from the
lower level of revenues and, to a lesser extent, the mix of products.   The
Company expects revenue to continue to fluctuate from period to period and cause variations in gross profit margins. Decreased revenues will tend to have the affect of reducing gross profit margins since a significant portion of the Company's manufacturing overhead costs are relatively fixed.


Operating Expenses
------------------
     Research and development (R&D) and selling, general and administrative (SG&A) expenses were $373,000 in the second quarter of fiscal 1998 compared to $346,000 in the second quarter of fiscal 1997. As a percentage of sales, R&D and SG&A expenses increased to 25% in the second quarter of fiscal 1998 from 8% in the same period of fiscal 1997 due to the lower level of revenues. R&D and SG&A expenses increased to $723,000 in the first half of fiscal 1998 from $694,000 in fiscal 1997. As a percentage of sales, R&D and SG&A expenses increased to 24% in the first half of fiscal 1998 from 9% in the same period of fiscal 1997 due to the lower level of revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Operating Income
----------------
     Operating income decreased to $257,000 or 17% of revenues in the second quarter of fiscal 1998 from $2.44 million or 54% for the same period last year. For the first half of fiscal 1998 operating income decreased to $664,000 or 22% of revenues compared with $4.49 million or 56% for the first half of fiscal 1997.


Other Income
------------
     The net other income of $75,000, and $158,000 in the second quarter and first half of fiscal 1998, respectively, and the $92,000 and $175,000 net other income in the second quarter and first half of fiscal 1997, respectively, came primarily from interest earnings.


Net Income
----------
     For the second quarter and first half of fiscal 1998, the Company earned $332,000, and $822,000 before income taxes, respectively. A provision for income taxes of $114,000 resulted in net income of $218,000 for the second quarter and a provision for income taxes of $300,000 resulted in net income of $522,000 for the first half of fiscal 1998. The Company's effective tax rate for the first half of fiscal 1998 was 36.5%. The effective tax rate has been reduced to reflect a one time tax credit legislated by the State of Oregon for fiscal 1997.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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


Capital Resources and Liquidity
-------------------------------
     At September 30, 1997, the Company had working capital of $7.60 million compared to $9.24 million at March 31, 1997. The Company's cash, cash equivalents and short term securities available for sale at September 30, 1997 totaled $4.30 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at September 30, 1997.

     The increase in accounts receivable to $1.11 million at September 30, 1997 from $695,000 at March 31, 1997 reflected the timing of shipments during the quarter. The reduction in income tax receivable to $72,000 at September 30, 1997 from $798,000 at March 31, 1997 reflected a tax refund which resulted from the income tax benefit to the Company in fiscal 1997 associated with certain sales of stock by employees and others within one year of their exercising stock options and warrants. The increase of inventory to $2.57 million at September 30, 1997 from $1.89 million at March 31, 1997 primarily resulted from replenishing lower levels of raw material and finished product inventory items, and timing of production projects in work-in-process inventory. The decrease in accrued compensation to $111,000 from $674,000 reflected the payment in the first quarter of fiscal 1998 of bonuses accrued for fiscal 1997.

     The Company had approximately $2.50 million of capital expenditures during the first half of fiscal 1998, of which $46,000 was for equipment and equipment upgrades in the existing plant and $2.45 million for the new plant expansion. The Company anticipates total capital expenditures for fiscal 1998 for the existing plant to be $500,000 and for the new plant expansion to be $2.91 million for a total of $3.41 million. The total cost of the plant expansion is estimated to be $7.70 million and is expected to
be operational in December 1997.   The plant expansion is a 20,000 square
foot two-story manufacturing building which includes four 2,000 gallon process systems in two bays and auxiliary equipment, with four vacant bays available for additional capacity as needed in the future. The Company continues to expect to finance these capital expenditures from internal cash flow.


                        ________________________


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

                        PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

     The Company held its Annual Meeting of Shareholders on July 17, 1997. At that meeting, the following Directors were elected by the Shareholders:

Election Of Directors

     Class/Name                                    Votes For    Votes Withheld
     ----------                                    ---------    --------------
     Class I Directors (term expiring in 1998):
     Paul C. Ahrens                                11,860,545        28,173
     Page E. Golsan III                            11,860,545        28,173

     Class II Directors (term expiring in 1999):
     Edward M. Giles                               11,860,545        28,173
     Charles B. Williams                           11,854,645        34,073

     Class III Directors (term expiring in 2000):
     Howard L. Farkas                              11,860,545        28,173
     Donald E. Kuhla, Ph.D.                        11,859,545        29,173
     M. ("Sreeni") Sreenivasan                     11,860,545        28,173



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




                                   SYNTHETECH, INC.
                                      (Registrant)



Date:  November 12, 1997      /s/  M. Sreenivasan
                                   M. Sreenivasan
                                   President & C.E.O.



Date:  November 12, 1997     /s/  Charles B. Williams
                                  Charles B. Williams
                                  Vice President, Finance
                                  and Administration, C.F.O.,
                                  Chief Accounting Officer