Form 10-Q
period 1997-12-31
SYNTHETECH INC
filed 1998-02-13
CIK 749290

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997

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

Yes  X    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of February 6, 1998 was 13,938,361.

                           PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                 SYNTHETECH, INC.


                                  BALANCE SHEETS
                           -----------------------------

                          (unaudited)
                                          December  31,    March 31,
                                              1997            1997
            ------------                  ------------     -----------
             ASSETS
            ------------

CURRENT ASSETS:
  Cash and cash equivalents                $3,661,000      $6,740,000
  Securities available for sale               184,000         176,000
  Accounts receivable, less
   allowance for doubtful accounts
   of $15,000 for both periods              1,398,000         695,000
  Inventories                               2,866,000       1,887,000
  Prepaid expenses                            255,000         164,000
  Income tax receivable                             -         798,000
  Deferred income taxes                        56,000          56,000
  Other current assets                          1,000           4,000
                                          -----------     -----------
           TOTAL CURRENT ASSETS             8,421,000      10,520,000


PROPERTY, PLANT AND EQUIPMENT,
at cost, net                                9,474,000       6,339,000

SECURITIES AVAILABLE FOR SALE                 453,000         450,000

OTHER ASSETS                                    5,000          14,000
                                          -----------     -----------
   TOTAL ASSETS                           $18,353,000     $17,323,000
                                          ===========     ===========

                  See notes to financial statements.

                                 SYNTHETECH, INC.


                                  BALANCE SHEETS
                           -----------------------------
                                    (continued)

                                            (unaudited)
                                            December 31,     March 31,
                                                1997            1997
                                            ------------    ------------
-------------------------------------
  LIABILITIES AND SHAREHOLDERS'EQUITY
-------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable                $13,000         $13,000
  Accounts payable                               602,000         543,000
  Accrued compensation                            82,000         674,000
  Accrued income taxes                           319,000               -
  Deferred revenue                               209,000          44,000
  Other accrued liabilities                        4,000           4,000
                                             -----------     -----------
    TOTAL CURRENT LIABILITIES                  1,229,000       1,278,000

DEFERRED INCOME TAXES                             69,000          68,000

NOTE PAYABLE, net of current portion             171,000         180,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value;
   authorized 100,000,000 shares;
   issued and outstanding,13,938,000
   and 13,860,000 shares                          14,000          14,000
  Paid-in capital                              8,324,000       8,296,000
  Employee notes receivable and
   deferred compensation                        (134,000)       (239,000)
  Unrealized gain on securities
   available for sale                             16,000          16,000
  Retained earnings                            8,664,000       7,710,000
                                             -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY                16,884,000      15,797,000
                                             -----------     ------------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                    $18,353,000     $17,323,000
                                             ===========     ===========

                  See notes to financial statements.

                              SYNTHETECH, INC.

                            STATEMENTS OF INCOME
                       ------------------------------
                                (unaudited)

                              For the Three Months   For the Nine Months
                               Ended December 31,      Ended December 31,
                               1997         1996        1997        1996
------------------------  ------------  -----------  ----------  -----------
REVENUES                    $2,226,000   $3,022,000  $5,197,000  $11,097,000
COST OF SALES                1,248,000    1,281,000   2,832,000    4,177,000
                            ----------   ----------   ---------  -----------
GROSS PROFIT                   978,000    1,741,000   2,365,000    6,920,000

RESEARCH AND DEVELOPMENT        57,000       52,000     170,000      156,000
SELLING, GENERAL AND
 ADMINISTRATIVE                303,000      283,000     913,000      873,000
                            ----------   ----------   ---------   ----------
OPERATING EXPENSE              360,000      335,000   1,083,000    1,029,000
                            ----------   ----------   ---------   ----------
OPERATING INCOME               618,000    1,406,000   1,282,000    5,891,000
OTHER INCOME, net               62,000      104,000     220,000      279,000
                            ----------   ----------   ---------   ----------
INCOME BEFORE INCOME TAXES     680,000    1,510,000   1,502,000    6,170,000

PROVISION FOR INCOME TAXES     248,000      574,000     548,000    2,345,000
                            ----------   ----------   ---------   ----------
NET INCOME                    $432,000     $936,000    $954,000   $3,825,000
                             =========    =========    ========   ==========

BASIC NET INCOME PER SHARE       $0.03        $0.07        $0.07       $0.28
                                 =====        =====        =====       =====

DILUTED NET INCOME PER SHARE     $0.03        $0.07        $0.07       $0.27
                                 =====        =====        =====       =====

                            See notes to financial statements.

                                    SYNTHETECH, INC.

                                STATEMENTS OF CASH FLOWS
                         --------------------------------------------
                                      (unaudited)

For the Nine Month Period Ended December 31         1997           1996
-------------------------------------------      -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $954,000      $3,825,000
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
      Depreciation, amortization and other          342,000         182,000
      Amortization of deferred compensation          82,000          61,000
      Accrued interest on securities available
       for sale                                     (11,000)        (16,000)
      Loss on disposal of property, plant
       and equipment                                  5,000               -
      Deferred income taxes                           1,000               -

    (Increase) decrease in assets:
      Accounts receivable, net                     (703,000)        (227,000)
      Inventories                                  (979,000)         284,000
      Prepaid expenses                              (91,000)        (141,000)
      Income tax receivable                         798,000          152,000
      Other assets                                   12,000            2,000
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities     (214,000)          96,000
      Deferred revenue                              165,000          (54,000)
                                               ------------     ------------
        Net cash provided by operating
         activities                                 361,000        4,164,000
                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases       (3,468,000)      (3,172,000)
   Employee notes receivable                         30,000           50,000
                                                -----------     ------------
        Net cash used by investing
         activities                              (3,438,000)      (3,122,000)
                                                -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term
    debt obligations                                 (9,000)               -
   Proceeds from stock option exercises
    and disqualifying dispositions                    7,000          190,000
   Proceeds from stock warrant exercises                  -          444,000
                                                -----------       ----------
        Net cash provided by financing
         activities                                  (2,000)         634,000
                                                 ----------       ----------
NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                            (3,079,000)       1,676,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                        6,740,000        5,049,000
                                                 ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $3,661,000       $6,725,000
                                                 ==========       ==========
NON-CASH INVESTING ACTIVITIES:
Unrealized loss on securities available
 for sale                                                 -          ($4,000)
Issuance of stock options at below fair value       $21,000                -

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


NOTE B.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for periods ended December 31:

          Cash Paid
          ---------
                                   Three Months              Nine Months
                                1997         1996          1997        1996
                                ----         ----          ----        ----
             Income Taxes   $        -   $  570,000    $  153,000  $ 1,973,000
             Interest       $    5,000   $        -    $   14,000  $         -


NOTE C. EARNINGS PER SHARE


     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share", superseding Opinion 15. SFAS No. 128 requires the calculation and disclosure of Basic Earnings per Share and Diluted Earnings per Share, effective for both interim and annual periods
ending after December 15, 1997.   Basic earnings per share are computed by
dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. The following is a reconciliation of the shares used to calculate basic earnings per share and diluted earnings per share:

                                   For the Three             For the Nine
                                   Months Ended              Months Ended
                                   December 31,              December 31,
                                1997          1996         1997         1996
                                ----          ----         ----         ----
 Weighted average shares
  outstanding for Basic EPS  13,887,189   13,748,699    13,909,805  13,620,478

 Common stock options
  and warrants issuable
  under treasury stock
  method                       324,145       629,588       346,688     674,227
                            ----------    ----------    ----------  ----------
 Weighted average
  common and common
  equivalent   shares
  outstanding for
  Diluted EPS               14,211,334    14,378,287    14,256,493  14,294,705
                            ==========    ==========    ==========  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following table sets forth, for the periods indicated, the percentage of revenues by each item included in the Statements of Income.

                                           Percentage of Revenues
                                           ----------------------

                                Three Months                  Nine Months
                                 December 31,                 December 31,
                               1997         1996            1997       1996
---------                     -----        -----           -----      -----
Revenues                     100.0 %      100.0 %         100.0 %     100.0 %
Cost of sales                 56.1         42.4            54.5        37.6
                             -----       ------           -----       -----
Gross Profit                  43.9         57.6            45.5        62.4

Research and Development       2.6          1.7             3.3         1.4
Selling, General and
 Administration               13.6          9.4            17.6         7.9
                             -----       ------           -----       -----
Operating Expense             16.2         11.1            20.9         9.3

Operating Income              27.7         46.5            24.6        53.1
Other Income                   2.8          3.4             4.2         2.5
                             -----       ------           -----       -----
Income Before Income Taxes    30.5         49.9            28.8        55.6
Provision For Income Taxes    11.1         19.0            10.5        21.1
                             -----       ------           -----       -----
Net Income                    19.4 %       30.9 %          18.3 %      34.5 %
                              ====         ====            ====        ====


Revenues
--------
     Revenues decreased by 26% to $2.23 million in the third quarter of fiscal 1998 from $3.02 million in the third quarter of fiscal 1997. Revenues were $5.20 million for the nine months of fiscal 1998, a 53% decrease from revenues of $11.10 million for the nine months of fiscal 1997. International sales, mainly to Japan and Western Europe, were $269,000 and $1.46 million for the third quarter and nine months of fiscal 1998 as compared to $980,000 and $3.75 million for the third quarter and nine months of fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     The results for the third quarter and nine months of fiscal 1998 were primarily attributable to the absence of large projects similar to those that occurred during the nine months of fiscal 1997. During last year, revenues for the third quarter of fiscal 1997 included sales associated with two Peptide Building Block ("PBB") orders aggregating $1.38 million for the quarter and $7.14 million for the nine months of fiscal 1997. By contrast, in the current year, the Company did not receive revenue from any large orders until the end of the third quarter of fiscal 1998. The reduction in revenues for the third quarter and nine months of fiscal 1998 from the third quarter and nine months of fiscal 1997 demonstrates the continuing potential for period to period fluctuations in sales of products.

     The results for the third quarter of fiscal 1998, however, reversed the sequential downtrend in revenues during the previous three quarters with the inclusion of $554,000 of revenue from one of the large scale PBB orders previously announced in November 1997. Looking forward, the balance of this order and the other large scale order announced in November 1997, which together now aggregate approximately $7.50 million, are likely to bring some stability to revenues during Calendar 1998. The Company expects to complete delivery of these orders in periodic shipments by the end of Calendar 1998 on a schedule to be finalized by the customers.

     Although the addition of the market launch orders mentioned above provides more backlog, and each has the potential to provide ongoing demand for the PBBs, the Company still has not yet established a stable baseload of demand for its products. The Company's products are part of a new and emerging market with sizable fluctuations in orders between periods. In most instances, order or reorder cycles for products are not predictable. Demand for PBBs is extremely variable since individual clinical trial programs are always subject to significant risk of suspension or early cancellation and only a small percentage of drugs in clinical trial programs are ultimately approved for market use. Additionally, market demand for approved drugs is not known in advance of market launch. As a result, the Company expects to continue to see fluctuations in its revenue from period to period. (See "Industry Factors" below.)


Gross Profit
------------
     Gross profit decreased to $978,000 in the third quarter of fiscal 1998 from $1.74 million in the third quarter of fiscal 1997. As a percent of sales, gross profit decreased to 44% in the third quarter of fiscal 1998 from 58% for the same period last year. Gross profit decreased to $2.37 million or 46% of revenues for the nine months of fiscal 1998 from $6.92 million or 62% of revenues for the same period of fiscal 1997. The decrease in gross profit as a percentage of revenues resulted from the
lower level of revenues and, to a lesser extent, the mix of products.   The
Company expects revenue to continue to fluctuate from period to period and cause variations in gross profit margins. Decreased revenues will tend to have the affect of reducing gross profit margins since a significant portion of the Company's manufacturing overhead costs are relatively fixed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Operating Expenses
------------------
     Research and development (R&D) and selling, general and administrative (SG&A) expenses were $360,000 in the third quarter of fiscal 1998 compared to $335,000 in the third quarter of fiscal 1997. As a percentage of sales, R&D and SG&A expenses increased to 16% in the third quarter of fiscal 1998 from 11% in the same period of fiscal 1997 due to the lower level of revenues. R&D and SG&A expenses increased to $1.08 million for the nine months of fiscal 1998 from $1.03 million in fiscal 1997. As a percentage of sales, R&D and SG&A expenses increased to 21% for the nine months of fiscal 1998 from 9% in the same period of fiscal 1997 due to the lower level of revenues.


Operating Income
----------------
     Operating income decreased to $618,000 or 28% of revenues in the third quarter of fiscal 1998 from $1.41 million or 47% for the same period last year. For the nine months of fiscal 1998 operating income decreased to $1.28 million or 25% of revenues compared with $5.89 million or 53% for the nine months of fiscal 1997.


Other Income
------------
     The net other income of $62,000 and $220,000 in the third quarter and nine months of fiscal 1998, respectively, and the net other income of $104,000 and $279,000 in the third quarter and nine months of fiscal 1997, respectively, came primarily from interest earnings.


Net Income
----------
     For the third quarter and nine months of fiscal 1998, the Company earned $680,000 and $1.50 million before income taxes, respectively. A provision for income taxes of $248,000 resulted in net income of $432,000 for the third quarter and a provision for income taxes of $548,000 resulted in net income of $954,000 for the nine months of fiscal 1998. The Company's effective tax rate for the nine months of fiscal 1998 was 37%. The effective tax rate has been reduced to reflect a one time tax credit legislated by the State of Oregon for fiscal 1997.


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


Capital Resources and Liquidity
-------------------------------
     At December 31, 1997, the Company had working capital of $7.19 million compared to $9.24 million at March 31, 1997. The Company's cash, cash equivalents and short term securities available for sale at December 31, 1997 totaled $3.85 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at December 31, 1997.

     The increase in accounts receivable to $1.4 million at December 31, 1997 from $695,000 at March 31, 1997 reflected the timing of shipments during the quarter. The reduction in income tax receivable to $0 at December 31, 1997 from $798,000 at March 31, 1997 primarily reflected a tax refund which resulted from the income tax benefit to the Company in fiscal 1997 associated with certain sales of stock by employees and others within one year of their exercising stock options and warrants. The increase of inventory to $2.87 million at December 31, 1997 from $1.89 million at March 31, 1997 primarily resulted from replenishing lower levels of raw material and finished product inventory items, the build-up of certain raw materials related to the launch quantity pharmaceuticals mentioned previously, and timing of production projects in work-in-process inventory. The decrease in accrued compensation to $82,000 from $674,000 primarily reflected the payment in the first quarter of fiscal 1998 of bonuses accrued for fiscal 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     The Company had approximately $3.47 million of capital expenditures during the nine months of fiscal 1998, of which $154,000 was for equipment and equipment upgrades in the existing plant and $3.32 million for the new plant expansion. The Company anticipates total capital expenditures for fiscal 1998 for the existing plant to be $500,000 and for the new plant expansion to be $3.42 million for a total of $3.92 million. The total cost of the plant expansion is now estimated to be $8.22 million. Company continues to expect to finance these capital expenditures from internal cash flow. The plant expansion is a 20,000 square foot two-story manufacturing building which includes four 2,000 gallon process systems in two bays and auxiliary equipment, with four vacant bays available for additional capacity as needed in the future. The plant expansion was in start-up phase at the end of the third quarter of fiscal 1998. The Company has demonstrated successful production of initial batches and expects to start shipments from the plant expansion in mid-February 1998.

                    _______________________

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




                                   SYNTHETECH, INC.
                                      (Registrant)



Date:  February 11, 1998      /s/  M. Sreenivasan
                                   M. Sreenivasan
                                   President & C.E.O.



Date:   February 11, 1998     /s/  Charles B. Williams
                                   Charles B. Williams
                                   Vice President, Finance
                                   and Administration, C.F.O.,
                                   Chief Accounting Officer