Form 10-K
period 1998-03-31
SYNTHETECH INC
filed 1998-06-26
CIK 749290

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                           FORM 10-K

                          (Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1998

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________
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

     Registrant's telephone number,
      including area code:                   541/967-6575

     Securities registered pursuant to
      Section 12(b) of the Act:                  None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                      Common Stock, $.001 Par Value
                            (Title of class)
Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

As of May 22, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $81 million based upon $7.38 per share. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of the shares of the Company's Common Stock outstanding on May 22, 1998 was 14,142,683.

                       Table of Contents

                                                                     Page
PART I

Item 1 - Business.................................................     1
Item 2 - Properties...............................................     9
Item 3 - Legal Proceedings........................................    10
Item 4 - Submission of Matters To a Vote of Security Holders......    10

PART II

Item 5 - Market Registrant's Common Stock and Related Shareholder
          Matters.................................................    10
Item 6 - Selected Financial Data..................................    11
Item 7 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................    12
Item 7A- Quantitative and Qualitative Disclosure About Market Risk    18
Item 8 - Financial Statements and Supplementary Data..............    19
Item 9 - Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.....................    34

PART III

Item 10- Directors and Executive Officers of the Registrant.......    34
Item 11- Executive Compensation...................................    37
Item 12- Security Ownership of Certain Beneficial Owners and
          Management..............................................    41
Item 13- Certain Relationships and Related Transactions...........    43

PART IV

Item 14- Exhibits, Financial Statement Schedules and Reports
          on Form 8-K.............................................    43

Signatures........................................................    47

                            PART I

                       ITEM 1.  BUSINESS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements and as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this Report.

GENERAL

Synthetech,  Inc.,  an Oregon corporation  (the  "Company"  or
"Synthetech"), produces Peptide Building Blocks ("PBBs") and other fine chemicals using a combination of organic chemistry and biocatalysis.

MARKET OVERVIEW

The market for PBBs is driven by the market for the synthetically manufactured peptides in which they are incorporated. The size of this market is a function of the number of these peptides which are initially screened for use in pharmaceuticals, the number of these pharmaceuticals which progress down the path toward registration and, ultimately, the number which are found to be therapeutically useful. The size of the market is also a function of the quantities and varieties of PBBs necessary to produce these pharmaceuticals. (See "Industry Factors" set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

STRATEGY

Synthetech's strategy is to emphasize a commitment to its customers from the early phases of discovery through clinical development in order to develop more stable, longer-term, large-scale orders as the drugs receive regulatory approval. The receipt of two large-scale orders for marketed drugs in fiscal 1998 exemplified this strategy. The Company had supplied PBBs for both of these drugs since their early clinical development stages.

PRODUCT OVERVIEW

Peptide Building Blocks. Peptides are short chains of generally less than 50 amino acids and are used primarily in pharmaceuticals. The production of peptides requires amino acids which have been chemically modified to enable them to more easily link with other amino acids in a particular sequence to form the desired peptide. The Company refers to these chemically modified amino acids as "Peptide Building Blocks" or "PBBs." The amino acids which are transformed into PBBs may be either natural amino acids (that is, amino acids which occur in nature) or synthetic amino acids (that is, amino acids which have a side chain that does not occur in nature), which the Company refers to as "Specialty Amino Acids."

Synthetech chemically modifies natural amino acids to produce PBBs. The Company also manufactures synthetic amino acids, and chemically modifies these synthetic amino acids to produce PBBs. The Company uses a wide array of raw materials to produce PBBs. These materials generally are in adequate supply from multiple suppliers.

The Company has developed and scaled up process technology to produce a wide range of PBB products at the multi-kilogram to multi-ton scale. Since 1987, the Company has produced over 400 different PBB products.

Other Fine Chemicals. The Company is capable of producing other fine chemical compounds. These compounds have included grignard reagents and other fine chemicals conforming to the customer's confidential specifications. As the Company's core business in PBBs expanded over the past three years, the Company stopped actively marketing these products. The Company has not produced nor received any revenue from these products since fiscal 1996, when it sold $60,000 of grignard reagents and other fine chemicals. While the Company is establishing the additional processing facility to augment its PBB processing capabilities, the Company might seek other fine chemical compounds and custom manufacturing opportunities as appropriate.

                     _____________________

The Company continues to produce most bulk orders on an as-ordered basis, although it does carry an inventory of over 300 PBB products. At March 31, 1998, the dollar amount of backlog orders which the Company believed to be firm was approximately $11.28 million, all of which the Company expects to ship during fiscal 1999. This backlog included $7.40 million attributable to additional production in connection with two large-scale orders that the Company received in fiscal 1998. The backlog at March 31, 1997 was $1.32 million. The variation in backlog between March 1998 and March 1997 underscores the continued variability in the demand for the Company's PBBs at any given time (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

MARKETING

The Company markets its products through attendance at trade shows, listings in biotechnology and chemical industry directories and advertisements in chemical trade periodicals. In addition, the Company maintains ongoing relationships with major pharmaceutical and other companies which it believes might have a need for its products.

CUSTOMERS

Although the Company has over 250 customers, the Company expects that a few customers will continue to account for a significant portion of revenues each year. During fiscal 1998, the Company had five customers which accounted for 57% of the Company's revenues. The Company had two customers which individually accounted for over 10% of the Company's revenues. These two multinational pharmaceutical companies accounted for 23% and 11%, respectively, of the Synthetech's revenues for fiscal 1998.

For the fiscal years ended March 31, 1998, 1997, and 1996, sales to overseas customers were $2.85 million, $4.14 million and $1.78 million, respectively, accounting for approximately 34%, 32%, and 21%, respectively, of the Company's total revenues. These sales were principally to Europe for fiscal 1998, and to Europe and Japan for fiscal 1997 and 1996.

COMPETITION

Because peptide-based pharmaceuticals are relatively new, the market in the past for PBBs has been quite small -- with most sales in the hundreds of kilos or smaller size. As a result, the PBB market has not attracted a significant amount of direct competition. As the market continues to grow with multi-ton order sizes becoming more prevalent, the Company has begun to see more competition.

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

The principal methods of competition in the market for PBBs and other fine chemicals are quality, customer service and price. The Company believes that it competes effectively in each of these areas. The Company also believes that its production of a wide range of products and quantities gives it a competitive advantage in the marketplace. In addition, the

Company believes that pharmaceutical companies generally view internal production of PBBs as a misallocation of resources and, given a reliable source of a quality product, would rather obtain them from an outside supplier.

RESEARCH AND DEVELOPMENT

The Company's research and development efforts have focused principally on process development. During the fiscal years ended March 31, 1998, 1997, and 1996, the Company's research and development expenses were $215,000, $211,000, and $217,000, respectively. These figures, however, do not completely reflect the Company's research and development activity since substantial process development efforts have been associated with initial orders for new products and, accordingly, have been expensed as cost of sales associated with the product revenue rather than as a research and development expense. The Company estimates that its combined research and development effort (including effort directly associated with the sale of product) was approximately $419,000, $346,000, and $364,000 during the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

EMPLOYEES

As of May 22, 1998, the Company employed 43 individuals, two of whom were part-time.

REGULATORY MATTERS

As the Company's products are intermediates sold to pharmaceutical producers, the Company has been generally unaffected by FDA regulation which is directed at final products sold to the public. The Company's customers do, however, typically impose inspection and quality assurance programs on the Company. These programs involve materials handling, recordkeeping and other requirements. As some customers have begun to request the Company to provide additional processing steps, these programs often include more extensive requirements. The Company anticipates that the expenses of complying with such programs will increase in the future.

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

PRODUCT LIABILITY

Use of the Company's products in pharmaceuticals and the subsequent testing, marketing and sale of such pharmaceuticals involves an inherent risk of product liability. There can be no assurance that claims for product liability will not be asserted against the Company or that the Company would be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company maintains product liability insurance with a $1 million limit. Also, the Company maintains an umbrella liability insurance policy with an additional $4 million of coverage.

COMPANY BACKGROUND

The Company was formed in 1981 to develop novel chemical process technology by combining classical organic chemistry with enzyme-based biocatalysis. For the first several years, it operated mainly as a research and development group focused on process development of pharmaceuticals and other fine chemicals. After its initial public offering in 1984, the Company's research efforts were concentrated on the development of a proprietary process for aspartame and L-phenylalanine. Although the Company had entered into one license for this technology, the Company does not expect additional licensing revenue.

Throughout its development during the 1980s, the Company also offered contract research services. These research services were typically provided to pharmaceutical clients and generally involved the development of biocatalytic processes (that is, chemical processes which are affected by the use of enzymes or micro-organisms). Since the end of fiscal 1990, the Company has phased out contract research services and does not anticipate receiving any significant revenue from research services in the future. By the end of the 1980s, the Company, building on it prior experience, began to focus on the production of PBBs and other fine chemicals for customers. During the 1990s, the Company has emerged as a leading producer of PBBs in gram, multi-kilo and ton quantities.

FACTORS AFFECTING FUTURE RESULTS

This  Annual  Report  on  Form 10-K  includes  forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meanings. Investors are cautioned that forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

     Uncertain Market for Products; Customer Concentration; and Potential Quarterly Revenue Fluctuations. Historically, the Company has experienced from time to time substantial period-to-period revenue fluctuations reflecting the industry environment in which the Company has operated. The market for PBBs is driven by the market for the synthetically manufactured peptide-based drugs into which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of peptide-based drug development, which drugs get selected for clinical trials, which drugs are approved by the Food and Drug Administration ("FDA"), and, even if approved, the ultimate potential of such drugs.

     Recurring sales of PBBs for discovery or clinical trial stage development programs is sporadic at best. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Accordingly, the level of purchasing by the
Company's customers for specific drug development programs varies substantially from year to year and the Company cannot rely on any one customer as a constant source of revenue.

     Sales of PBBs for marketed drugs provide an opportunity for continuing longer-term sales and the size of the PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs remains subject to many uncertainties, including, without limitation, the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs.

     Since the Company's revenues are composed of PBB sales in all three drug development stages, and since even sales of PBBs for marketed drugs are subject to cancellation or reduction, the Company is likely to continue to experience significant fluctuations in its quarterly results.

     Industry Cost Factors. The market for PBBs is dependent on the market for pharmaceuticals products. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government controls. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. Peptide-based drugs may not be considered cost effective, and reimbursement may not be available or sufficient to allow peptide-based drugs to be sold on a profitable basis. In addition, as cost pressures in the pharmaceutical industry have tightened, the cancellation rate for drug development programs has increased. Industry cost pressures can also cause pharmaceutical companies to investigate alternative drug manufacturing processes which may not include PBBs.

     Competition. In the past, the Company has not had a significant amount of direct competition for discovery and clinical trial stage drug development projects. The Company believes that this resulted from peptide-based pharmaceuticals, particularly those which utilize synthetic amino acids, being relatively new and the market for PBBs relatively small. As the market has continued to grow with multi-ton order sizes becoming more prevalent, the Company has begun to see more competition. Current competition in the multi-kilo or smaller quantities of natural amino acid based PBBs comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural PBBs have begun to attract a wider group of domestic and international chemical companies. In the area of synthetic amino acid based PBBs, the Company has competition on a selective product basis from fine chemical producers in Europe and Japan.

     Competition has also increased for supplying PBBs for drug development programs that reach late clinical trials and move into an approved status as a result of increased quantities typically required at these stages and pharmaceutical company requirements to have second sources of material available. The Company's competitors have technical, financial, selling and other resources available to them that are significantly greater than those available to the Company.

     Regulatory Matters. The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals. Although the Company believes that it is in compliance with these laws, rules and regulations in all material respects, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. Third parties may also have the right to sue to enforce compliance. Moreover, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies thereunder could require the Company to make significant capital expenditures. The operation of a chemical manufacturing plant entails the inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and there can be no assurance that material costs and liabilities will not be incurred in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances to the environment. In addition, the Company generates hazardous materials and other wastes which are disposed at various offsite facilities. The Company may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities in the event of a release of hazardous substances by such facilities into the environment. The Company has obtained environmental risk insurance.

     Potential Regulation. The PBBs produced by the Company are intermediate ingredients which are then processed by the companies to which they are sold, and are therefore currently not subject to the requirements of the FDA. The Company's customers do, however, typically impose inspection and quality assurance programs on the Company. These programs involve materials handling, record keeping and other requirements. As many of the Company's customers are requiring increased processing by the Company of its products, the Company expects these compliance programs to become more extensive. The
Company may not be able to comply with the applicable requirements or such requirements may require the expenditure of significant capital.

     Product Liability. Use of the Company's products in pharmaceuticals and the subsequent testing, marketing and sale of such pharmaceuticals involves an inherent risk of product liability. Claims for product liability could be asserted against the Company and the Company may not be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company has purchased product liability insurance with a limit of $1 million. Also, the Company maintains an umbrella liability insurance policy with an additional $4 million of coverage.

     Risks of Technological Change. The market for the Company's products is characterized by rapid changes in both product and process technologies. The Company's future results of operations will depend upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. The Company may not be able to continue to improve and market its existing products or develop and market new products, and technological developments could cause the Company's products and technology to become obsolete or noncompetitive.

     Manufacturing Capacity. As a manufacturer of PBBs, the Company will continually face risks regarding the availability and costs of raw materials and labor, the potential need for additional capital equipment, increased maintenance costs, plant and equipment obsolescence and quality control. The Company has recently completed an additional manufacturing facility on its site in Albany, Oregon to increase production capacity. Initially, processing equipment was installed in two of the six bays. Recently the Company announced its decision to install processing equipment in two additional bays. The Company expects that this additional phase will be completed in calendar 1999. Completion of the second phase at the new facility could be delayed and the existing facilities may not have sufficient capacity to meet the demand for the Company's products, particularly in the event that several of the peptide-based drugs for which the Company supplies PBBs simultaneously become commercially successful. A disruption in the Company's production or distribution could have a material adverse effect on the Company's financial results. In addition, the Company may not have sufficient demand to utilize the additional capacity.

     Risks of International Business. Sales to customers outside the United States accounted for approximately 34% of the Company's net sales during the fiscal year ended March 31, 1998. The Company expects that international sales will continue to account for a significant percentage of net sales. The Company's business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets. In addition, the Company's business is subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports to other countries in which the Company's products may be sold or manufactured.

     Year 2000 Compliance. The Company relies on computer systems and software to operate its business. After review, the Company believes that its software applications will be able to appropriately interpret the calendar year 2000 and subsequent years after certain upgrades are completed during fiscal 1999. The Company does not expect that the cost of these upgrades will be material. While the Company does not believe it to be the case, there is a risk that the Company's software applications will be unable to appropriately interpret such years despite the installation of these upgrades. Significant compliance costs or the failure by the Company to achieve full Year 2000 compliance could have a material adverse effect on the Company's business and/or financial condition. In addition, the Company could be adversely affected by the failure of others, including without limitation, vendors, customers, transportation companies and utility companies, to become fully Year 2000 compliant.



                      ITEM 2.  PROPERTIES

Synthetech's headquarters and production facilities are located in Albany, Oregon. In 1987, the Company purchased the Albany, Oregon property which included a 23,000 square foot facility. This original facility houses production, pilot plant, laboratory, warehouse and office space. In November 1997, the Company completed the construction of an additional 20,000 square foot production facility on the Albany, Oregon property.

The completion of this additional two-story production facility substantially increases the Company's capacity to produce PBBs and other fine chemicals. This facility has six production bays. Two of the bays are outfitted with manufacturing equipment and in production. On May 28, 1998, the Company announced its decision to outfit two more bays.
The final two bays remain vacant and available for future expansion.

In the initial construction of the building and the build out of the first two bays, Synthetech contracted with various third party providers. The Company issued purchase orders to such providers with detailed specifications, services to be provided and the prices to be paid. The Company received either limited or no written warranties by such third party providers and, therefore, may be limited in its ability to pursue remedies in the event that the new building has problems or other defects in the future. However, the building has been inspected by the City of Albany to verify that, as constructed, it meets all applicable building codes, including ADA, electrical, seismic, fire and hazardous occupancy. All specifications were reviewed by an independent third-party engineering firm selected by the City of Albany prior to approval of various construction permits.



                  ITEM 3.  LEGAL PROCEEDINGS

Not applicable.



 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                            PART II

       ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
                  RELATED SHAREHOLDER MATTERS

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


                            Fiscal Year Ended March 31,
                      -----------------------------------------
                            1998                  1997
                      -----------------   ---------------------
                      High        Low        High          Low

     First Quarter    $9.38       $6.25    $10.75(1)    $5.81(1)

     Second Quarter    7.88        5.19      8.25(1)     6.38(1)

     Third Quarter     6.88        5.25     13.88        6.75

     Fourth Quarter    6.38        4.50     13.63        6.88

___________________________

(1)bid quotation

No dividends on the Company's Common Stock have been paid since inception and the Company does not anticipate that dividends will be paid in the foreseeable future. The number of record holders of Common Stock as of May 22, 1998 was approximately 709.



               ITEM 6.  SELECTED FINANCIAL DATA

The following statements of income data for each of the five years ended March 31, 1998 and the selected balance sheet data as of March 31, 1994 through 1998, as set forth below, were derived from the Company's financial statements audited by Arthur Andersen LLP. The following data should be read in conjunction with "Item 8. Financial Statements And
Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                          Year Ended March 31,
                                 1998    1997     1996     1995     1994
                                 ----    ----     ----     ----     ----
                                  (in thousands, except per share data)

  STATEMENTS OF INCOME DATA:
  Revenues                     $ 8,321  $12,797  $ 8,472  $ 5,357  $ 4,034

  Gross Profit                   3,001    7,694    4,787    2,759    2,078
  Operating Income               1,611    6,248    3,737    1,816    1,263

  Net Income                   $ 1,221  $ 4,112  $ 2,574  $ 1,415  $ 1,164

  Basic Net Income Per Share     $0.09    $0.30    $0.21    $0.12    $0.10
  Diluted Net Income Per Share   $0.09    $0.29    $0.19    $0.11    $0.09



                                                 March 31,
                                  1998    1997     1996      1995     1994
                                  ----    ----     ----      ----     ----
                                             (in thousands)

     BALANCE SHEET DATA:
     Working Capital           $ 8,237  $ 9,242  $ 8,157   $ 3,574  $ 4,124

     Total Assets               19,364   17,323   10,959     6,661    5,574
     Long-Term Debt                166      180        -         -      370
     Retained Earnings
      (Accumulated Deficit)      8,931    7,710    3,598     1,024     (391)
     Shareholders' Equity      $17,306  $15,797  $10,100   $ 6,259  $ 4,773

       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.

                                   Percentage of Revenues
                                 Fiscal Year Ended March 31,

                                    1998     1997     1996
                                    ----     ----     ----
Revenues                           100.0%   100.0%   100.0%
Cost of Sales                       63.9%    39.9%    43.5%
                                   ------   ------   ------
Gross Profit                        36.1%    60.1%    56.5%

Research and Development             2.6%     1.6%     2.6%
Selling, general and
 administrative                     14.1%     9.7%     9.8%
                                   ------   ------   ------
Operating Income                    19.4%    48.8%    44.1%

Other Income                         3.7%     3.0%     3.4%

Interest Expense                       -        -        -
                                   ------   ------   ------
Income Before Income Taxes          23.1%    51.8%    47.5%

Provision for Income Taxes           8.4%    19.7%    17.1%
                                   ------   ------   ------
Net Income                          14.7%    32.1%    30.4%
                                   ======   ======   ======

Revenues
--------
Synthetech revenues were $8.32 million, $12.80 million and $8.47 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively, reflecting the unpredictability and potential for significant revenue fluctuations associated with the industry environment in which the Company operates. (See "Industry Factors" below.) The 35% decrease in revenues in fiscal 1998 as compared to fiscal 1997 and the 51% increase in revenues in fiscal 1997 as compared to fiscal 1996 primarily reflected the absence or presence of large-scale orders. Revenues from large-scale orders were $2.17 million, $8.07 million and $1.97 million for fiscal 1998, fiscal 1997 and fiscal 1996, respectively. The Company expects that fiscal 1999 revenues will be substantially larger than fiscal 1998. At March 31, 1998, the Company had a backlog of PBB orders for delivery in fiscal 1999 of approximately $11.28 million. Of this amount, $7.40 million was attributable to the unfilled balance of the two large-scale orders that it received in fiscal 1998.

While the Company produces PBBs for a number of approved drugs, the two large-scale orders received in fiscal 1998 were the first large-scale PBB orders in the Company's history to be received for use in marketed or "approved" drugs. The revenue received from large-scale orders in fiscal 1997 and fiscal 1996 were associated with PBBs sold for use in clinical trials. PBB sales associated with marketed drugs are much more likely to provide a longer term, ongoing revenue stream. The risk that drug production is cancelled is substantially lower after it is being actively marketed. Of course, continuation of customer demand for these PBBs remains subject to various market conditions, including continued market demand for the drug, competition from other suppliers of PBBs and potential use of alternative drug manufacturing routes not involving PBBs. (See "Industry Factors" below.)

The two large-scale orders received in fiscal 1998 exemplify Synthetech's long-term growth strategy of emphasizing a commitment to its customers from the early phases of discovery through clinical development in order to develop more stable, longer-term large-scale orders as the drugs receive regulatory approval. The Company had supplied PBBs for both of these drugs since their early clinical development stages.

With the addition of sales from the two large-scale orders, the Company estimates that in fiscal 1998 approximately 46% of the Company's PBB sales went into marketed drugs, approximately 41% went into drugs in clinical or late pre-clinical trials and approximately 13% went into drugs at the R&D or discovery stage. With the unfilled balance of the two large-scale orders aggregating $7.40 million at the beginning of fiscal 1999, the Company expects the percentage of fiscal 1999 sales of PBBs to be used in the marketed drug sector to be equal to or higher than the fiscal 1998 percentage. In fiscal 1997, the Company estimates that approximately 11% of the Company's PBB sales went into marketed drugs, approximately 83% went into drugs in clinical or late pre-clinical trials and approximately 6% went into drugs at the R&D or discovery stage. In fiscal 1996, the Company estimates that approximately 12% of the Company's PBB sales went into marketed drugs, approximately 80% went into drugs in clinical or late pre-clinical trials and approximately 8% went into drugs at the R&D or discovery stage. These estimates are based on an analysis of the Company's sales and information to the extent available from customers.

The  revenues during fiscal 1998, fiscal 1997 and fiscal  1996 represented sales of PBBs, the Company's primary product line, except for $60,000 of sales in fiscal 1996 associated with the sale of grignard reagents and other fine chemicals.

Gross Profit
------------
Gross profit was $3.00 million, $7.70 million and $4.79 million in fiscal 1998, 1997 and 1996, respectively. This reflects a 61.0% decrease in gross profit in fiscal 1998 from fiscal 1997, and a 60.7% increase in gross profit in fiscal 1997 from fiscal 1996. As a percentage of revenues, gross profits were 36.1%, 60.1% and 56.5% in fiscal 1998, 1997 and 1996, respectively.

Decreased revenues negatively affect gross profit margins. Product mix (i.e., type and volume of product sold as individual orders) can also significantly affect gross profit margins either positively or negatively. The decrease in gross profit margin in fiscal 1998 from fiscal 1997 reflected a combination of factors: the decline in revenues resulting from the absence of large-scale projects until the end of the third quarter of fiscal 1998; the increased manufacturing overhead costs as the new plant facility came online in fiscal 1998; costs associated with the start up and early process development at the new plant facility; and the product mix in fiscal 1998. The Company anticipates that the gross profit margin will improve in fiscal 1999 with the anticipated increase in revenues, although the Company expects to see some reduction in this margin from fiscal 1996 and fiscal 1997 levels reflecting a higher mix of larger-scale orders.

The increase in the gross profit margin in fiscal 1997 from fiscal 1996 resulted primarily from the increased level of revenues and product mix.

The Company expects revenues and product mix to continue to fluctuate from period to period and cause variation in gross profit margins.

Operating Expenses
------------------
Research and development (R&D) expense increased to $215,000, or 2.6% of sales, in fiscal 1998, from $211,000, or 1.6% of sales, in fiscal 1997. R&D expense was $217,000, or 2.6%, in fiscal 1996. These figures, however, do not completely reflect the Company's research and development activity since substantial process development efforts have been associated with initial orders for new products and, accordingly, have been expensed as cost of sales associated with the product revenue rather than as a research and development expense. The Company estimates that its combined research and development effort (including effort directly associated with the sale of product) was approximately $419,000, $346,000 and $364,000 during the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

Selling, general and administrative (SG&A) expense was $1.18 million, $1.24 million and $833,000 in fiscal 1998, 1997 and 1996, respectively. The decrease in SG&A in fiscal 1998 from fiscal 1997 primarily reflected the employee bonus reduction in fiscal 1998 as the staffing level in this area remained relatively constant. The increase in SG&A in fiscal 1997 from fiscal 1996 principally reflected the addition of one staff employee, base salary and bonus increases, and increases in marketing, director and officer insurance and expenses related to the Company's move to the Nasdaq National Market. SG&A as a percentage of sales was 14.1%, 9.7%, and 9.8% for fiscal 1998, 1997 and 1996, respectively.

Operating Income
----------------
Operating income was $1.61 million in fiscal 1998, $6.25 million in fiscal 1997 and $3.74 million in fiscal 1996. In fiscal 1998, Company-wide labor costs (including bonus) (hereinafter "labor costs") decreased to $1.50 million from $1.82 million in fiscal 1997. While the Company hired additional employees during fiscal 1998 in connection with its plant expansion, the reduction in the level of bonuses paid during fiscal 1998 as compared to fiscal 1997 more than offset the hiring increase, causing the net reduction in labor costs. In fiscal 1997, labor costs increased nearly 23.9% reflecting compensation increases and employee additions during the fiscal year. In fiscal 1996, labor costs increased 28.9%. Over half of this increase was attributable to compensation increases and the remainder resulted from an increase in employee hiring beginning in the second half of fiscal 1995. As a percentage of revenues, operating income decreased to 19.4% in fiscal 1998 compared to 48.8% in fiscal 1997 and to 44.1% in fiscal 1996. With the operating expense level in fiscal 1998 and fiscal 1997 being relatively comparable, the decrease in operating margin in fiscal 1998 as compared to fiscal 1997 principally reflected the decrease in the gross profit margin discussed above.

Other Income
------------
The $312,000 net other income in fiscal 1998 primarily resulted from $294,000 of interest earnings and a $25,000 recognized gain from the sale of securities available for sale. The $385,000 net other income in fiscal 1997 primarily resulted from $376,000 of interest earnings. The $285,000 net other income in fiscal 1996 primarily resulted from $242,000 of interest earnings and $43,000 of recognized gain on the sale of securities available for sale.

Interest expense was $0 in fiscal 1998, $1,000 in fiscal 1997 and $0 in fiscal 1996. Near the end of fiscal 1997, the Company incurred $194,000 in wastewater system development charges assessed by the City of Albany in connection with the Company's plant expansion. This fee plus interest on the unpaid portion is payable over the next ten years. During fiscal 1998, the Company paid approximately $17,000 of interest in connection with the unpaid portion of this fee. This payment was capitalized as part of the plant expansion. Beginning in fiscal 1999, the Company's interest payments will be deducted as an interest expense.

Net Income
----------
In fiscal 1998, the Company earned $1.92 million before income taxes. A provision for income taxes of $702,000 resulted in net income of $1.22 million. In fiscal 1997, the Company earned $6.63 million before income taxes. A provision for income taxes of $2.52 million resulted in net income of $4.11 million. The reduction in the effective tax rate in fiscal 1998 compared to fiscal 1997 was a result of a biennially determined credit from the State of Oregon. In fiscal 1996, the Company earned $4.02 million before income taxes. A provision for income taxes of $1.45 million resulted in net income of $2.57 million. The provision for income taxes in fiscal 1996 was lower than fiscal 1997 primarily because it included a biennially determined credit of $132,000 from the State of Oregon.

INDUSTRY FACTORS

The market for PBBs is driven by the market for synthetically manufactured peptide-based drugs in which they are incorporated. The drug development process for these peptide-based drugs is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of peptide-based drug development, which drugs get selected for clinical trials, which drugs are approved by the FDA and, even if approved, the ultimate market potential of such drugs.

The three stages of the drug development process include: R&D or discovery stage, clinical trial stage and marketed drug stage. Synthetech's customers can spend years researching and developing new drugs, taking only a small percentage to clinical trials and fewer yet to commercial market. A substantial amount of the activity continues to occur at the earlier stages of research and development and clinical trials. In spite of the two large-scale orders received by the Company in fiscal 1998, the market for peptide-based drugs is still very early in development.

While the Company has recorded substantial annual sales of PBBs for discovery and clinical trial stage development, recurring sales of PBBs for development programs is sporadic at best. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Accordingly, the level of purchasing by the Company's customers for specific drug development programs varies substantially from quarter to quarter and the Company cannot rely on any one customer as a constant source of revenue.

While the Company has been selling PBBs for marketed drugs for several years, these sales represented a relatively small portion of total revenue. With the two large-scale orders received in fiscal 1998 for PBBs to be used in marketed drugs, revenues of PBBs for marketed drugs represent a significant portion of total revenue for the first time in the Company's history. Sales of PBBs for marketed drugs provide an opportunity for continuing longer-term sales. Moreover, the size of the PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs remains subject to many uncertainties, including, without limitation, the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, with the longer-term, larger-scale orders, the Company expects increased competition to supply these PBBs, and industry cost pressures can also cause pharmaceutical companies to investigate alternative drug manufacturing processes which may not include PBBs as an intermediate.

In the past, the Company has felt that it had neither a stable baseload of demand nor an ability to predict future demand beyond its current order base. With the advent of the two large-scale PBB orders for use in marketed drugs, the Company has significantly increased the size and the term of its current order base. Also, the likelihood of recurring revenue from reorders is significantly higher for these two PBBs since they are used in marketed drugs. Nevertheless, since the Company's revenues are composed of PBB sales in all three drug development stages, and since even sales of PBBs for marketed drugs are subject to cancellation or reduction, the Company is likely to continue to experience significant fluctuations in its quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of $8.24 million compared to $9.24 million at March 31, 1997, and $8.16 million at March 31, 1996. The Company's cash and cash equivalents at March 31, 1998 totaled $4.98 million. The Company no longer holds securities available for sale after selling its last holding in fiscal 1998. In addition, the Company has a $1,000,000 unsecured bank line of credit. As of March 31, 1998 there was no amount outstanding under the bank line.

The increase in accounts receivable to $1.47 million at March 31, 1998, from $695,000 at March 31, 1997, reflected the higher level of revenues in the fourth quarter of fiscal 1998 compared to the fourth quarter in the prior year. The increase of inventory to $3.18 million at March 31, 1998, from $1.89 million at March 31, 1997, primarily resulted from replenishing lower levels of raw material and finished product inventory items and the build-up of raw materials and work-in-process related to the two large-scale orders received in fiscal 1998. Inventory was $1.92 million at March 31, 1996. The decrease in accrued compensation to $221,000 at March 31, 1998, from $674,000 at March 31, 1997, primarily reflected the payment in the first quarter of fiscal 1998 of bonuses accrued for fiscal 1997.

In November 1997, the Company completed the 20,000 square foot, two-story new building plant expansion project. In this initial phase, the Company completed the building structure
and  built  out two of the six production bays.   The  overall
engineering, construction and equipment costs for this project
spanning  1 1/2 years  were  approximately  $8.23  million.   On
May 28, 1998, the Company announced that its Board of Directors had approved a $5 million second phase expansion to outfit two more bays of the new plant with four additional
multipurpose  reactor  systems.   The  Company  is   currently
operating  three production shifts, five days a week.   During
fiscal 1998, the Company's capital costs were approximately $4.09 million, $3.48 million of which were for the plant expansion and $614,000 for the existing plant and equipment.

In addition to the $5 million second-phase plant expansion described above, the Company currently anticipates installing up to $1 million of additional capital upgrades for the original facility during fiscal 1999. The Company expects to finance these capital expenditures from operating cash flow and reserves and does not anticipate a need for any new debt or equity financing.

The  Company owns its facility and all of its equipment.   See
Note D to Financial Statements for a description of the Company's property, plant and equipment.

The Company has assessed the impact of the Year 2000 issue and has determined that costs to upgrade its information and operating systems are not expected to be material.

       ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
                       ABOUT MARKET RISK

Not applicable.

     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      Index                                     Page

Report of Independent Public Accountants for the years
ended March 31, 1998, 1997 and 1996........................       20

Financial Statements:

  Balance Sheets as of March 31, 1998 and
   1997...................................................        21

  Statements of Income for the years ended March 31,
   1998, 1997 and 1996....................................        23

  Statements of Shareholders' Equity for the years ended
   March 31, 1998, 1997 and 1996..........................        24

  Statements of Cash Flows for the years ended March 31,
   1998, 1997, and 1996...................................        25

Notes to Financial Statements:

  Note A - General and Business............................        26

  Note B - Summary of Significant Accounting Policies......        26

  Note C - Inventories.....................................        28

  Note D - Property, Plant and Equipment...................        28

  Note E - Income Taxes....................................        29

  Note F - Line of Credit..................................        29

  Note G - Note Payable....................................        30

  Note H - Shareholders' Equity............................        30

  Note I - 401(k) Profit Sharing Plan......................        33

  Note J - Segment Information.............................        33

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  the  Board  of Directors and Shareholders  of  Synthetech, Inc.:

We have audited the accompanying balance sheets of Synthetech, Inc. (an Oregon corporation) as of March 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.


Arthur Andersen LLP
Portland, Oregon,
May 14, 1998

                                           SYNTHETECH, INC.

                                            BALANCE SHEETS
                                            --------------


At  March 31                                     1998            1997
------------                                     ----            ----

 ASSETS
 ------

CURRENT ASSETS:
  Cash and cash equivalents                  $  4,976,000    $  6,740,000
  Securities available for sale                         -         176,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000
    for 1998 and 1997                           1,470,000         695,000
  Inventories                                   3,184,000       1,887,000
  Prepaid expenses                                196,000         164,000
  Income tax receivable                                 -         798,000
  Deferred income taxes                            70,000          56,000
  Other current assets                             24,000           4,000
                                              -----------     -----------
    TOTAL CURRENT ASSETS                        9,920,000      10,520,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net     9,439,000       6,339,000

SECURITIES AVAILABLE FOR SALE                           -         450,000

OTHER ASSETS                                        5,000          14,000
                                              -----------     -----------
    TOTAL ASSETS                             $ 19,364,000    $ 17,323,000
                                             ============    ============

                      See Notes To Financial Statements

                                             SYNTHETECH, INC.

                                              BALANCE SHEETS
                                              --------------
                                                (continued)


At March 31                                   1998            1997
-----------                                   ----            ----

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable          $     14,000    $     13,000
  Accounts payable                              672,000         543,000
  Accrued compensation                          221,000         674,000
  Deferred revenue                              247,000          44,000
  Accrued income tax                            514,000               -
  Other accrued liabilities                      15,000           4,000
                                            -----------     -----------
    TOTAL CURRENT LIABILITIES                 1,683,000       1,278,000

DEFERRED INCOME TAXES                           209,000          68,000

NOTE PAYABLE, net of current portion            166,000         180,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value;
   authorized 100,000,000 shares;
   issued and outstanding,
   14,143,000 and 13,860,000 shares              14,000          14,000
  Paid-in capital                             8,467,000       8,296,000
  Employee notes receivable and
   deferred compensation                       (106,000)       (239,000)
  Unrealized gain on securities
   available for sale                                 -          16,000
  Retained earnings                           8,931,000       7,710,000
                                            -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY               17,306,000      15,797,000
                                            -----------     -----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                $ 19,364,000    $ 17,323,000
                                           ============    ============

                          See Notes To Financial Statements.

                                              SYNTHETECH, INC.

                                            STATEMENTS OF INCOME
                                            --------------------

For The Year Ended March 31          1998            1997           1996
---------------------------       -----------     -----------    ------------

REVENUES                        $   8,321,000    $ 12,797,000   $   8,472,000
COST OF SALES                       5,320,000       5,103,000       3,685,000
                                -------------    ------------   -------------
GROSS PROFIT                        3,001,000       7,694,000       4,787,000
                                -------------    ------------   -------------

  Research and development            215,000         211,000         217,000
  Selling, general and
   administrative                   1,175,000       1,235,000         833,000
                                -------------    ------------   -------------
OPERATING EXPENSE                   1,390,000       1,446,000       1,050,000
                                -------------     ------------   -------------

OPERATING INCOME                    1,611,000       6,248,000       3,737,000

OTHER INCOME                          312,000         385,000         285,000
INTEREST EXPENSE                            -           1,000               -
                                -------------    ------------   -------------

INCOME BEFORE INCOME TAXES          1,923,000       6,632,000       4,022,000

PROVISION FOR INCOME TAXES            702,000       2,520,000       1,448,000
                                -------------    ------------   -------------
NET INCOME                      $   1,221,000   $   4,112,000   $   2,574,000
                                =============   =============   =============

BASIC NET INCOME PER SHARE              $0.09           $0.30           $0.21
                                        =====           =====           =====

DILUTED NET INCOME PER SHARE            $0.09           $0.29           $0.19
                                        =====           =====           =====

                     See Notes To Financial Statements.


                                       SYNTHETECH, INC.

                               STATEMENTS OF SHAREHOLDERS' EQUITY
                               ----------------------------------

                                                                                         UNREALIZED
                                                                              EMPLOYEE      GAIN
                                                                                NOTES     (LOSS) ON
                                            COMMON STOCK                     RECEIVABLE   SECURITIES
                                          -----------------      PAID-IN     & DEFERRED   AVAILABLE   RETAINED
                                           SHARES    AMOUNT      CAPITAL    COMPENSATION   FOR SALE   EARNINGS
                                           ------    ------      -------    ------------  ---------- -----------
BALANCE, March 31, 1995                  12,054,000  $12,000   $5,196,000      $      -     $27,000   $1,024,000
Issuance of stock for the exercise of
 stock options                              421,000        -      255,000             -           -            -
Issuance of stock for the exercise of
 stock warrant                            1,000,000    1,000      992,000             -           -            -
Issuance of below-market stock options            -        -       70,000       (70,000)          -            -
Amortization of deferred compensation             -        -            -        20,000           -            -
Employee notes receivable                         -        -            -       (80,000)          -            -
Income tax benefit of disqualifying
 dispositions                                     -        -       76,000             -           -            -
Unrealized gain on securities
 available for sale                               -        -            -             -       3,000            -
Net income                                        -        -            -             -           -    2,574,000
                                         ----------   ------    ---------      ---------     ------    ---------
BALANCE, March 31, 1996                  13,475,000   13,000    6,589,000      (130,000)     30,000    3,598,000
Issuance of stock for the exercise of
 stock options                              260,000    1,000      322,000             -           -            -
Issuance of stock for the exercise of
 stock warrants                             125,000        -      228,000             -           -            -
Issuance of below-market stock options            -        -      284,000      (284,000)          -            -
Amortization of deferred compensation             -        -            -       125,000           -            -
Payment on employee note receivable               -        -            -        50,000           -            -
Income tax benefit of exercise of stock
 warrants                                         -        -      216,000             -           -            -
Income tax benefit of disqualifying
 dispositions                                     -        -      657,000             -           -            -
Unrealized loss on securities
 available for sale                               -        -            -             -     (14,000)           -
Net income                                        -        -            -             -           -    4,112,000
                                         ----------   ------    ---------      ---------     ------    ---------
BALANCE, March 31, 1997                  13,860,000   14,000    8,296,000      (239,000)     16,000    7,710,000
Issuance of stock for the exercise of
 stock options                              283,000        -      280,000             -           -            -
Issuance of below-market stock options            -        -       21,000       (21,000)          -            -
Amortization of deferred compensation             -        -            -       124,000           -            -
Payment on employee note receivable               -        -            -        30,000           -            -
Revision on estimate ofincome tax
 benefit on disqualifying dispositions            -        -     (207,000)            -           -            -
Income tax benefit of disqualifying
 dispositions                                     -        -       40,000             -           -            -
Income tax benefit of non-qualified
 option exercises                                 -        -       37,000             -           -            -
Realized gain on securities available
 for sale                                         -        -            -             -     (16,000)           -
Net income                                        -        -            -             -           -    1,221,000
                                         ----------  -------   ----------     ----------   ---------  ----------
BALANCE, March 31, 1998                  14,143,000  $14,000   $8,467,000     ($106,000)    $     -   $8,931,000
                                         ==========  =======   ==========     ==========    ========  ==========

                                 See Notes To Financial Statements



                                              SYNTHETECH, INC.

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------

For The Year Ended March 31                       1998       1997       1996
---------------------------                    --------   --------   -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                   $ 1,221,000 $ 4,112,000 $ 2,574,000
Adjustments to reconcile net income to
 net cash provided by (used by) operating
 activities:
  Depreciation, amortization and other         1,009,000     268,000     205,000
  Amortization of deferred compensation          108,000     105,000      20,000
  Accrued interest on securities
   available for sale                                  -       9,000      13,000
  Loss on disposal of property, plant and
   equipment                                       5,000           -           -
  Realized gain on securities available
   for sale                                      (25,000)    (10,000)    (43,000)
  Deferred income taxes                          127,000      61,000     (16,000)
  (Increase) decrease in assets:
    Accounts receivable, net                    (775,000)    660,000    (515,000)
    Inventories                               (1,297,000)     37,000    (343,000)
    Prepaid expenses                             (32,000)    (93,000)    (17,000)
    Income tax receivable                        798,000    (646,000)   (152,000)
    Other assets                                 (20,000)     (1,000)      6,000
   Increase (decrease) in liabilities:
    Accounts payable and accrued liabilities     201,000     470,000     355,000
    Deferred revenue                             203,000     (54,000)     98,000
                                              ----------   ---------   ---------
Net cash provided by operating activities      1,523,000   4,918,000   2,185,000
                                              ----------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment purchases      (4,089,000) (5,079,000)   (461,000)
 Proceeds from sale of securities
  available for sale and redemption of
  securities available for sale                  635,000     380,000     882,000
 Employee notes receivable                        30,000      50,000     (80,000)
                                              ----------   ---------   ---------
Net cash provided by (used by) investing
 activities                                   (3,424,000) (4,649,000)    341,000
                                              ----------- -----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments under long-term debt
  obligations                                    (13,000)     (1,000)          -
 Proceeds from stock option exercises and
  disqualifying dispositions                     150,000     979,000     331,000
 Proceeds from stock warrant exercises,
  including tax benefit                                -     444,000     993,000
                                              ----------  ----------   ----------
Net cash provided by financing activities        137,000   1,422,000   1,324,000
                                              ----------  ----------   ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  (1,764,000)  1,691,000   3,850,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                       6,740,000   5,049,000   1,199,000
                                              ----------  ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $ 4,976,000 $ 6,740,000 $ 5,049,000
                                             =========== =========== ===========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Unrealized gain (loss) on securities
  available for sale                                   -    ($14,000) $    3,000
 Issuance of stock options at below
  fair value                                $     21,000 $   284,000  $   70,000
 Issuance of note payable for capital
  improvement                                          - $   194,000           -

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

          Securities Available for Sale: In February 1998, the Company sold the last of its securities available for sale. Accordingly, there are no securities available for sale as of March 31, 1998, and all investments as of March 31, 1997 have been reflected as securities available for sale. Any unrealized gains or losses have been reflected as a separate component of shareholders' equity in accordance with SFAS 115.

          At March 31, 1997, securities available for sale consisted of government obligations which were due to mature during 1998 and 1999. The Company determined cost basis in its investments using the specific identification method. As of March 31, 1997, the difference between the fair market value and cost of the Company's investments was insignificant.

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

NOTE B.   SUMMARY   OF  SIGNIFICANT  ACCOUNTING   POLICIES (CONTINUED)

          Research   and  Development  Costs:   Research   and
          development costs are expensed as incurred.

          Other  Assets:   Other  assets  primarily  represent
          patent costs, which are amortized over the useful life of the patent.

          Earnings per Share: The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS 128) in the quarter ended December 31, 1997. Under the new requirements, the Company reports basic and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS 128. Where necessary, prior year amounts have been restated. The following is a reconciliation of the shares used to calculate basic earnings per share and diluted earnings per share:

                                                 1998        1997       1996
                                                 ----        ----       ----
          Weighted average shares outstanding
           for basic EPS                       13,921,164  13,659,927 12,255,635

          Dilutive effect of Common stock
           options and warrants issuable under
           treasury stock method                  149,809     457,114  1,264,549
                                               ----------  ---------- ----------
          Weighted average common and common
           equivalent shares outstanding
           for diluted EPS                     14,070,973  14,117,041 13,520,184
                                               ==========  ========== ==========


          The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                                    1998       1997     1996
                                                    ----       ----     ----
          Common stock options outstanding        482,300          -        -

NOTE B.   SUMMARY   OF  SIGNIFICANT  ACCOUNTING   POLICIES (CONTINUED)

          Supplemental cash flow disclosures are as follows:

            Cash Paid During The Year For:

                                       1998          1997         1996
                                       ----          ----         ----
          Income Taxes               $419,000     $2,232,000   $1,586,000
          Interest                   $ 17,000     $    1,000   $        -

NOTE C.   INVENTORIES

          Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) basis. Cost utilized for inventory purposes include labor, material, and manufacturing overhead.

          The major components of inventories are as follows:

                                             March 31,
                                       1998             1997
                                       ----             ----
          Finished products         $1,009,000      $  779,000
          Work-in-process            1,033,000         440,000
          Raw materials              1,142,000         668,000
                                    ----------      ----------
                                    $3,184,000      $1,887,000
                                    ==========      ==========

NOTE D.   PROPERTY, PLANT AND EQUIPMENT

          Property,  plant  and  equipment  consist   of   the
          following:

                                              March 31,
                                              ---------
                                         1998            1997
                                         ----            ----
          Land                       $    91,000      $    91,000
          Buildings                    4,340,000          658,000
          Machinery and equipment      6,277,000        1,561,000
          Laboratory equipment           338,000          286,000
          Furniture and fixtures         176,000          161,000
          Vehicles                        84,000           26,000
          Construction in progress       468,000        4,977,000
                                      ----------       ----------
                                      11,774,000        7,760,000
          Less:
          Accumulated depreciation     2,335,000        1,421,000
                                     -----------      -----------
                                     $ 9,439,000      $ 6,339,000
                                     ===========      ===========

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

          The provision for income taxes in fiscal 1998 and fiscal 1997 included a deferred tax provision of $127,000 and $61,000, respectively. The provision for income taxes in fiscal 1996 includes a deferred tax benefit of $16,000.

          Total deferred tax assets and liabilities at March 31, 1998 were $70,000 and $209,000, respectively.
          Individually significant differences included book/tax depreciation differences which were recorded as a deferred tax liability of $209,000. Total deferred tax assets and liabilities at March 31, 1997, were $56,000 and $68,000, respectively.
          There were no individually significant temporary differences at March 31, 1997.

          The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

                                          1998       1997       1996
                                          ----       ----       ----
          Statutory federal tax rate      34.0%      34.0%      34.0%
          State taxes                      2.5%       4.4%       2.0%
          Foreign sales corporation
           benefit                        (1.5)%     (1.5)%        -
          Other                            1.5%       1.1%         -
                                          -----      -----      -----
          Effective tax rate              36.5%      38.0%      36.0%
                                          =====      =====      =====


NOTE  F.  LINE OF CREDIT

          The Company has a line of credit available with a bank in the amount of $1 million with an applicable interest rate of 8.5% at March 31, 1998. There were no amounts outstanding under this loan at the end of the fiscal year. This line of credit is renewable on an annual basis.

NOTE G.   NOTE PAYABLE

          The Company entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with the Company's plant expansion. The note bears interest of 9.0% and is due in monthly installments of $2,459 through February 2007. The note is secured by the recently completed plant expansion building.

NOTE H.   SHAREHOLDERS' EQUITY

          On March 27, 1996, JB Partners exercised the warrant purchased as part of a stock and warrant sale in 1991. The exercise price of the 5-year, nontransferable warrant was $1.00 per share and the net proceeds to the Company were $993,000.

          On September 17 and 19, 1996, the Emanuel and Company warrant authorized by the Board of Directors on February 5, 1992 was exercised. The exercise price of the 5-year warrant for 100,000 shares was $2.22 per share. On December 19, 1996, Mr. Page Golsan, III exercised the warrant authorized by the Board of Directors on January 7, 1992. The exercise price of the 5-year warrant for 25,000 shares was $1.81 per share. The net proceeds of these warrant exercises was $228,000. As of March 31, 1997, there were no stock warrants outstanding.

          During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed in APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in the Statement had been applied.

          The Company has elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 1998, fiscal 1997 and fiscal 1996 using the Black-Scholes option-pricing model as prescribed by SFAS 123, using the following weighted average assumptions for grants in fiscal 1998, fiscal 1997 and fiscal 1996:

          Fiscal Year                  1998        1997        1996
          -----------                  ----        ----        ----
          Risk-free interest rate      6.49%       6.49%       6.26%
          Expected dividend yield         0%          0%          0%
          Expected life              3.60 years  3.89 years  3.89 years
          Expected volatility            57%       49-50%      49-67%


          The total value of options granted during fiscal 1998, fiscal 1997 and fiscal 1996 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two years. If the Company had accounted for these options in accordance with SFAS 123, the Company's net income and net income per share would have decreased as reflected in the following pro forma amounts:

                                          Year ended March 31,
                                       1998        1997        1996
                                       ----        ----        ----
          Net income:
           As reported              $1,221,000  $4,112,000  $2,574,000
           Pro forma                   214,000   3,461,000   2,390,000
          Basic net income per share:
           As reported                   $0.09       $0.30       $0.21
           Pro forma                     $0.02       $0.25       $0.20
          Diluted net income per share:
           As reported                   $0.09       $0.29       $0.19
           Pro Forma                     $0.02       $0.25       $0.18

          Using the Black-Scholes methodology, the total value of options granted during fiscal 1998, fiscal 1997 and fiscal 1996 was $873,000, $1,375,000 and
          $465,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (generally two years). The weighted average fair value of options granted during fiscal 1998, fiscal 1997 and fiscal 1996 was $3.45, $4.17 and $1.73, respectively.

          Under the Amended and Restated 1990 Stock Option Plan 1,600,000 shares were authorized for issuance. A total of 1,491,160 options were granted under this plan. A total of 1,233,950 options have been exercised and 55,110 options have been cancelled as of March 31, 1998 under the plan since its inception. The options granted under this plan vest over a two year period from the beginning of the fiscal year in which the options are granted and a maximum term of 5 years.

          The 1995 Incentive Compensation Plan authorized 902,000 shares of the Company's stock to be issued. This plan is the successor to the Amended and Restated 1990 Stock Option Plan. No further grants will be made under the original plan. A total of 602,000 options have been granted under this plan. A total of 7,000 options have been exercised and 47,700 options have been cancelled as of March 31, 1998 under the plan since its inception. The options granted under this plan generally vest over a two year period from the beginning of the fiscal year in which the options are granted. However, to a lesser extent, some options vest from 50% after one year of employment and 100% after 2 years of employment, and some options vest in less than a year and others up to five years. Options granted under this plan have a maximum term of 10 years. The 1995 Incentive Compensation Plan was amended in November 1996 to permit granting of non-qualified options to directors who are not employees of the Company.


          Activity  under the Amended and Restated 1990  Stock
          Option Plan and 1995 Incentive Compensation Plans over the last two fiscal years is summarized as follows:

   Year ended March 31,              1998                   1997
   --------------------        --------------------  ---------------------
                                         Wtd. Avg.              Wtd. Avg.
                                 Shares  Ex. Price      Shares  Ex. Price
                                -------  ---------      ------  ---------
Options outstanding at
 beginning of year              913,810    $4.06        871,960   $2.02
Granted                         253,000    $7.05        330,000   $7.40
Exercised                      (373,710)   $2.04       (275,950)  $1.58
Cancelled                       (43,700)   $8.02        (12,200)  $4.70
                               ---------   -----       ---------  -----
Options outstanding at
 end of year                    749,400    $5.85        913,810   $4.06
                               ========    =====       ========   =====

Exercisable at end
 of year                        381,183    $4.48        484,010   $2.08

Weighted average fair value
 of options granted at market
 value                                -    $3.41              -   $3.78

Weighted average fair value
 of options granted at below
 market value                         -    $7.02              -   $5.86


          The following table sets forth the exercise price range, number of shares outstanding at March 31, 1998, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

                        Options Outstanding           Options Exercisable
                ----------------------------------- -----------------------
                              Wtd. Avg.
Exercise        Outstanding   Remaining   Wtd. Avg.              Wtd. Avg.
Price             Shares     Contractual  Exercise  Exercisable  Exercise
Range            at 3/31/98  Life (Years)   Price     Options      Price
--------        -----------  ------------ --------- -----------  ----------

$0.30-$0.51          15,000      7.90       $0.49         12,000    $0.42
$1.72-$1.81          50,000      8.58       $1.81         33,333    $1.81
$2.22-$2.84         202,100      1.11       $2.67        202,100    $2.67
$7.13-$8.50         482,300      8.76       $7.77        133,750    $8.25


NOTE I.            401(k) PROFIT SHARING PLAN

          The Company established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 15% of compensation and includes a Company matching contribution. Beginning in April 1996, the Company amended the plan to change the matching contribution to $.50, $.75 and $1.00 for each $1.00 contributed up to 10% of compensation corresponding to length of service with the Company. Prior to this amendment the Company matching contribution was $.50 for each $1.00 contributed by each employee up to 10% of compensation. The Company contribution becomes fully vested for each employee after 5 years of employment. The Company matching contribution for fiscal years 1998, 1997, and 1996 was $46,000,
          $77,000 and $42,000, respectively.

NOTE J.   SEGMENT INFORMATION

          Significant Customers: During fiscal year 1998, two customers accounted for 23% and 11% of revenues. During fiscal year 1997, two customers accounted for 30% and 29% of revenues. During fiscal year 1996, two customers accounted for 23% and 11% of revenues.

          The following table reflects foreign sales and percent of total sales by country:

                           1998               1997                 1996
                    -----------------   ------------------   -----------------
          Europe    $2,606,000  31.3%   $1,262,000    9.9%   $1,252,000  14.8%
          Japan     $  205,000   2.5%   $2,880,000   22.5%   $  528,000   6.2%


     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE


Not applicable.


                            PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT

The following table sets forth certain information concerning the executive officers and directors of the Company:

             Name                Age                Position
             ----                ---                --------
     M. ("Sreeni") Sreenivasan    49       President, Chief Executive
                                           Officer and Director

     Philip L. Knutson*           48       Vice President of Research
                                           and Development

     Charles B. Williams          51       Vice President of Finance
                                           and Administration, Chief
                                           Financial Officer,
                                           Secretary and Treasurer and
                                           Director

     Jay A. Bouwens               52       Vice President of
                                           Manufacturing

     Paul C. Ahrens               46       Chairman of the Board

     Howard L. Farkas             74       Director

     Edward M. Giles              62       Director

     Page E. Golsan, III          60       Director

     Donald E. Kuhla, Ph.D.       55       Director

    _______________

    * Dr. Knutson resigned his position with the Company effective May 8, 1998.

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

Philip L. Knutson, Ph.D. Dr. Knutson resigned his position with the Company effective May 8, 1998 after serving as Vice President of Research and Development since 1988. Dr. Knutson was responsible for process development, "kilo lab" production and production support. From 1986 to 1988, he was a Senior Research Chemist with the Company. Prior thereto, Dr. Knutson was a Senior Research Chemist at Ash Stevens, Inc. in Detroit, Michigan for 7 years. He received his B.A. degree from Luther College, Decorah, Iowa and his M.A. and Ph.D. in Organic Chemistry from the University of Missouri - Columbia.

Charles B. Williams. Mr. Williams has served as Vice President of Finance and Administration and Treasurer since 1990. In 1995, he became the Secretary of the Company and in July 1995, he also became Chief Financial Officer. Mr. Williams has also served as a director since July, 1997. Mr. Williams is responsible for accounting, administration, finance, personnel and information systems. From 1988 to 1990, Mr. Williams served as the Controller. Prior thereto, he was Controller for White's Electronics, Inc. of Sweet Home, Oregon for 5 years. His responsibilities at White's Electronics included accounting, data processing, personnel and finance. From 1976 to 1983, he held several accounting and financial positions with Teledyne Wah Chang, a metals producer in Albany, Oregon. Mr. Williams earned his B.S. in Economics and M.B.A. from Oregon State University.

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

Howard L. Farkas. Mr. Farkas has served as a director of the Company since 1985. Since 1981, he has been the President of
Farkas Group, Inc., and since 1992 he has been President of Windsor Gardens Realty, Inc., both of which are engaged in general real estate brokerage and management activities. From 1984 to 1996, he was also the managing director in Manistee Gas Limited Liability Company, which is in the gas production and processing business. Mr. Farkas serves as Secretary and a director of Acquisition Industries, Inc., a publicly owned acquisition and merger company. Mr. Farkas serves as the Chairman of the Board of Logic Devices, Inc., a Sunnyvale, California company specializing in CMOS digital signal process semiconductor and SRAM chips.

Since May 1988, Mr. Farkas has also been a vice president of G.A.S. Corp., which is a general partner of an Oklahoma limited partnership, Gas Acquisition Services, which filed for bankruptcy under Chapter 11. In September 1992, Mr. Farkas filed for personal protection under Chapter 7 of the federal bankruptcy laws and the court subsequently entered an order discharging his debts. Though not presently in public or private practice, he has been a certified public accountant since 1951. Mr. Farkas received a B.S. (B.A.) from the University of Denver.

Edward M. Giles. Mr. Giles has served as a director since July, 1997. Mr. Giles has served as Chairman and President of The Vertical Group, Inc., a venture capital investment firm, since January 1989. Mr. Giles was previously President of F. Eberstadt & Co., Inc., a securities firm, and Vice Chairman of Peter B.
Cannell & Co., Inc., an investment management firm. He is currently a director of McWhorter Technologies, Inc. and Ventana Medical Systems, Inc. Mr. Giles received a B.S.Ch.E. in Chemical Engineering from Princeton University and an M.S. in Industrial Management from the Massachusetts Institute of Technology.

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

Donald E. Kuhla, Ph.D. Dr. Kuhla has served as a director since July, 1997. Since 1994, he has been Vice President and Chief Technical Officer of Plexus Ventures, Inc., a biotech consulting and investment firm. From 1990 to 1994, Dr. Kuhla held senior management positions with two venture capital backed, biotechnology start-up companies. Previously, he was in research and development and operations management positions with Pfizer Inc. and Rorer Group, Inc., his last position at Rorer being Senior Vice President of Operations. Dr. Kuhla is a director of NPS Pharmaceuticals, Inc. (a biotechnology drug discovery and development company). Dr. Kuhla received a B.A. in Chemistry from New York University and a Ph.D. in Organic Chemistry from Ohio State University.



Schedule 16(a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission ("SEC"). Such officers, directors and 10% shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with, except for the following late filings: one Form 4 filed by
Mr. Ahrens with regard to one transaction, one Form 4 filed by Mr. Sreenivasan with regard to one transaction and one Form 4 filed by Mr. Williams with regard to one transaction.



                ITEM 11.  EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee sets, reviews and administers the executive compensation program of the Company and is comprised of the individuals noted below, each of whom are non-employee directors of the Company. The role of the Compensation Committee is to establish and approve salaries and other compensation paid to the executive officers of the Company and to administer the Company's stock option plan, in which capacity the Compensation Committee reviews and approves stock option grants to all employees.

Compensation Philosophy. Synthetech's compensation philosophy is that cash compensation should be directly linked to the short-term performance of the Company and that longer-term incentives, such as stock options, should be aligned with the objective of enhancing shareholder value over the long term. The use of stock options clearly links the interests of the officers and employees of the Company to the interests of the shareholders. In addition, the Compensation Committee believes that the total compensation package must be competitive with other companies in the industry to ensure that the Company can continue to attract, retain and motivate key employees who are critical to the long-term success of the Company.

Components of Executive Compensation. The principal components of executive compensation are base salary, bonuses and stock options.

Base salary is set based on competitive factors and the historic salary structure for various levels of responsibility within the Company. In addition, the Company relies on bonuses in order to emphasize the importance of performance.

The equity component of executive compensation is the stock option program. Stock options are generally granted when an executive joins the Company and, typically, on an annual basis thereafter. The options granted to the executives vest over a period of two years. The purpose of the annual option grants is to ensure that the executive always has options that vest in increments over the following two-year period. This provides a method of retention and motivation for the senior level executives of the Company and also aligns senior management's objectives with long-term stock price appreciation.

Other elements of executive compensation are participation in a Company-wide life insurance, long-term disability insurance, medical benefits and ability to defer compensation pursuant to a 401(k) plan. Matching Company contributions to the 401(k) plan of up to 10% of eligible base pay were made in fiscal 1998.

As a result of the decline in revenues and profits in fiscal 1998, the Compensation Committee did not grant bonuses to Mr. Sreenivasan, the CEO, or any of the other executive officers. Consistent with its policy to create longer-term incentives, the Compensation Committee granted stock options to the executive officers, including a 25,000 share option to Mr. Sreenivasan.

                              COMPENSATION COMMITTEE OF THE BOARD
                              OF DIRECTORS

Compensation Committee Interlocks and Insider Participation. The members of the Compensation Committee are Paul C. Ahrens,
Edward M. Giles and Page E. Golsan III. Mr. Ahrens is formerly an officer of the Company.

Summary of Cash and Certain Other Compensation
----------------------------------------------
The following table provides certain summary information concerning compensation paid by the Company to those persons who were at March 31, 1998, the Company's Chief Executive Officer, Chief Financial Officer and one other executive officer of the Company whose salary and bonus exceeded $100,000 during the last fiscal year (the "Named Persons") for the fiscal years ended March 31, 1998, 1997 and 1996:


                                 Summary Compensation Table
                                 ---------------------------
                                                  Long-Term       All Other
                         Annual Compensation      Compensation  Compensation($)(2)
                     ---------------------------  ------------- ------------------
Name and                                             Stock
Principal Position Year(1)   Salary ($) Bonus ($)  Options (#)
------------------ -------  ----------- ---------- ----------- -------------------
M. ("Sreeni")       1998      150,000          -   25,000           12,500
Sreenivasan         1997      150,000     95,000   50,000            7,125
President & Chief   1996      132,000     60,000   66,000            3,203
Executive Officer

Philip L. Knutson   1998      108,000          -   20,000           12,200
Vice President of   1997      108,000     63,000   40,000            9,500
Research and        1996       95,000     43,000   50,000            3,531
Development*

Charles B. Williams 1998       88,000          -   20,000            7,950
Vice President of   1997       88,000     57,000   32,000            6,544
Finance and         1996       75,000     35,000   34,000            3,122
Administration &
Chief Financial
Officer

_______________________
*Dr.  Knutson resigned his position with the Company  on  May  8,
 1998.
(1)Fiscal year ended March 31.
(2)Represents Company contributions to the account of  the  Named
 Persons under the Company's 401(k) plan.

Stock Option Grants in Last Fiscal Year
---------------------------------------
The following table provides information, with respect to the Named Persons, concerning the grant of stock options during fiscal year 1998.


              Stock Options Grants in the Last Fiscal Year(1)
              -----------------------------------------------
                                                          Potential Realizable
                                                            Value at Assumed
                                                             Annual Rates of
                                                               Stock Price
                                                               Appreciation
                            Individual Grants              (Through Expiration Date)
                  ---------------------------------------- --------------------------
                    Options
                    Granted     % of   Exercise
                    (# of       Total   Price   Expiration  5% per    10% per
Name                Shares)    Options  ($/Sh)     Date     year(4)   year(4)
                                 (2)     (3)
-------------      ---------- -------- ------- ----------- --------- ----------
M. ("Sreeni")
Sreenivasan          25,000     12.3%   $7.13   July 2007   $112,000   $284,000

Philip L. Knutson*   20,000      9.9%   $7.13   July 2007    $89,600   $227,200

Charles B.
Williams             20,000      9.9%   $7.13   July 2007    $89,600   $227,200

_______________________

*Dr.  Knutson resigned his position with the Company  on  May  8,
 1998.
(1)    The  Company has not granted any stock appreciation rights
 (SARs).
(2) Based on an aggregate of 203,000 options being granted to all employees during the fiscal year ended March 31, 1998.
(3) These options were granted under the Company's 1995 Incentive Compensation Plan in July 1997, and have an exercise price equal to the fair market value of the Company's Common Stock as of the date of the grant. These grants vest annually over a two-year period ending April 1999.
(4) The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future prices for its Common Stock.

Stock  Option  Exercises in Last Fiscal Year and Fiscal Year-End
----------------------------------------------------------------
                  Stock Option Values
                  -------------------
The following table provides information, with respect to the Named Persons, concerning the options granted to them during the last fiscal year and the options held by them at March 31, 1998.


  Option Exercises in Last Fiscal Year and Fiscal Year End Stock Option Values
  ----------------------------------------------------------------------------
                   Shares     Value                          Value of
                Acquired on  Realized    Number of        Unexercised In-the-
Name              Exercise     ($)      Unexercised        Money Options at
                     (#)                 Options at        Fiscal Year End
                                      Fiscal Year End          ($)(1)
-------------    ---------  --------  ----------------    -------------------
                                      Exer-     Unexer-   Exer-     Unexer-
                                      cisable   cisable   cisable   cisable
-------------    ---------  --------  -------   --------  --------- ---------
M. ("Sreeni")
Sreenivasan       125,000   $415,250   91,000    50,000    $221,100     $0

Philip L.          56,240   $233,958  110,000    40,000    $326,300     $0
Knutson*

Charles B.
Williams           93,720   $256,822   16,000    36,000          $0     $0

_______________________
*Dr.  Knutson resigned his position with the Company  on  May  8,
 1998.
(1) Represents the difference between the exercise price of the options with exercise prices below $6.19 and the $6.19 closing price of the Company's Common Stock on March 31, 1998.

Comparison of Total Cumulative Shareholder Equity
-------------------------------------------------
The following graph sets forth the Company's total cumulative shareholder return as compared to the Nasdaq Stock Market (U.S.) and S&P Specialty Chemicals Indexes for the period March 31, 1993 through March 31, 1998. The total shareholder return assumes $100 invested at the beginning of the period in Common Stock of the Company, Nasdaq Stock Market Index (U.S.) and the S&P Specialty Chemicals Index. Historic stock price performance is not necessarily indicative of future stock price performance.


Edgar Representation of Data Points Used in Printed Graphic


                                        Nasdaq Stock        S&P
                       Synthetech       Market Index     Specialty
                                           (U.S.)        Chemicals
                                                           Index
                       -----------      ------------     ---------
           1993            100              100             100
           1994            137              108             106
           1995            122              120             107
           1996            356              163             138
           1997            452              181             124
           1998            367              275             157

All data points are at March 31.

Employment Agreements

In July, 1997, the Company entered into Employment Agreements with Messrs. Sreenivasan, Williams and Knutson (collectively, "Executives" and individually, "Executive"). In addition to providing for an annual base salary, the Agreements have certain noncompetition and nonsolicitation provisions. Pursuant to the Agreements, the Company will pay the Executives certain payments after termination of employment for any reason other than death. Specifically, the Company will pay an amount equal to the base salary earned by the Executive during the twelve month period immediately preceding the date of termination plus an additional amount for one year of health insurance coverage. The Company has certain rights to extend the agreements and payments under the Agreement for a total of 24 months after termination of an Executive's employment. In the event the Executive should die during the payment period, the Company's payment obligation immediately terminates.

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



Since fiscal 1998, the Company has provided directors who are not employees of the Company an annual fee of $4,000. The Company also established a policy to grant all new directors who are not employees a one-time nonqualified stock option for 10,000 shares which vests immediately. Thus, new directors who are not employees of the Company will receive this 10,000 share option in addition to the ongoing 15,000 share option described above. Like the 15,000 share option, the exercise price of the options will be set at the fair market value of the Common Stock on the date of grant.


       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT


The following table sets forth the number of shares of Common Stock and percentage of outstanding shares of Common Stock of the Company owned as of April 1, 1998, by persons who hold of record or are known to beneficially own 5% or more of the outstanding common stock of the Company, each nominee and director of the Company, the Named Persons and all officers and directors as a group.

Name and Address of            Amount and Nature       Percent
Beneficial Owner                 of Beneficial        of Class
                                   Ownership
-------------------          -------------------    -----------
Paul C. Ahrens                    1,465,491(1)           10.4%
1290 Industrial Way
Albany, OR

M. ("Sreeni") Sreenivasan          603,810(2)             4.2%(3)
1290 Industrial Way
Albany, OR

Howard L. Farkas                    89,042(4)              *
5460 South Quebec Street
Suite 300
Englewood, CO

Edward M. Giles                    271,000(5)             1.9%(3)
645 Madison Avenue
8th Floor
New York, NY  10022

Page E. Golsan, III                41,000(6)              *
3205 Canterbury Drive,
South
Salem, OR


Name and Address of           Amount and Nature      Percent
Beneficial Owner                of Beneficial       of Class
                                  Ownership
---------------------      --------------------   -------------
Donald M. Kuhla, Ph.D.            13,000(7)                *
1787 Sentry Parkway West
Bldg. 18, Suite 301
Blue Bell, PA  19422

Philip L. Knutson, Ph.D.+        400,840(8)               2.8%(3)
1290 Industrial Way
Albany, OR

Charles B. Williams              234,120(9)               1.7%(3)
1290 Industrial Way
Albany, OR

Brown Capital Management         752,400(10)              5.3%
809 Cathedral Street
Baltimore, MD  21201

All Officers and Directors      3,171,303(1)(2)(4)(5)    21.8%(3)
as a Group (9 persons)                   (6)(7)(8)(9)

______________________
*less than 1%.
+Dr.  Knutson resigned his position with the Company  on  May  8,
 1998.
(1) Includes 14,000 shares of common stock which are owned of record by a private foundation of which Mr. Ahrens is the President. Mr. Ahrens disclaims beneficial ownership of these shares.
(2) Includes 128,500 shares of common stock which Mr. Sreenivasan has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 12,500 shares of common stock issuable pursuant to stock options held by Mr. Sreenivasan which are not exercisable now or within sixty (60) days.
(3)    The  denominator  used in calculating  the  percentage  is equal to the number of shares outstanding plus the number of shares the beneficial owner (or group of beneficial owners) has a right to acquire immediately or within sixty days pursuant to warrants or options.
(4) Includes 39,042 shares of common stock which Mr. Farkas has the right to acquire immediately or within sixty (60) days pursuant to stock options. Mr. Farkas disclaims ownership over 50,000 shares of common stock held in his name which have been pledged as security for a loan and over which Mr. Farkas has no voting control. Excludes 25,958 shares of common stock issuable pursuant to stock options held by Mr. Farkas which are not exercisable now or within sixty (60) days.
(5) Includes 10,000 shares of common stock which Mr. Giles has the right to acquire immediately or
 within  sixty  (60)  days pursuant to stock  options.   Excludes
 15,000 shares of common stock issuable pursuant to stock options held by Mr. Giles which are not exercisable now or within sixty (60) days. Also includes 60,000 shares of common stock held by two individuals who have granted to Mr. Giles the investment powers associated with these shares. Mr. Giles disclaims beneficial ownership over these 60,000 shares.
(6) Includes 3,000 shares of common stock which Mr. Golsan has the right to acquire immediately or within sixty (60) days pursuant to stock options. Excludes 12,000 shares of common stock issuable pursuant to stock options held by Mr. Golsan which are not exercisable now or within sixty (60) days.
(7) Includes 10,000 shares of common stock which Dr. Kuhla has the right to acquire immediately or within sixty (60) days pursuant to stock options. Excludes 15,000 shares of common stock issuable pursuant to stock options held by Dr. Kuhla which are not exercisable now or within sixty (60) days.
(8) Includes 140,000 shares of common stock which Dr. Knutson has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 10,000 shares of common stock issuable pursuant to stock options held by Dr. Knutson which are not exercisable now or within sixty (60) days.

(9) Includes 42,000 shares of common stock which Mr. Williams has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 10,000 shares of common stock issuable pursuant to stock options held by Mr. Williams which are not exercisable now or within sixty (60) days.
(10) Based on Schedule 13(g) filings, pursuant to which Brown Capital Management disclosed controlling 752,400 shares of common stock with sole dispositive power. Of these shares, Brown Capital Management further disclosed that it had sole voting power over 695,800 shares of common stock.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                          TRANSACTIONS

Not applicable.

                             PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                       REPORTS ON FORM 8-K

(a)(1)  and  (2)  FINANCIAL STATEMENTS  AND  FINANCIAL  STATEMENT
SCHEDULES.

The information required by this item is included under Item 8 of this Report.

(a)(3)    EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K:

3(i),(1)     Articles of Incorporation of Synthetech, Inc., as amended.

3(ii),(9)    Bylaws of Synthetech, Inc., as amended.

10.1(2)(3)   License   Agreement   dated  March   16,   1990   between
             Synthetech, Inc. and Miwon Co. Ltd.

10.2(2)(4)   Supply   Agreement   dated  January   3,   1989   between
             Synthetech, Inc. and Biomeasure, Incorporated.

10.3(2)(4)   License   Agreement  dated  January   3,   1989   between
             Synthetech, Inc. and Biomeasure, Incorporated.

10.4(2)+ Synthetech, Inc. Amended and Restated 1984 Stock Option and Bonus Plan.

10.5(5)+     Synthetech, Inc. 1990 Stock Option Plan.

10.6(8) Amendment No. 1 to Stock and Warrant Purchase Agreement between the Company and JB dated as of March 26, 1996.

10.7(6)      Agreement   dated  September  30,  1991   Among   Certain
             Shareholders of the Company.

10.8(7)     Agreement and Release dated as of March 31, 1995  between
            Synthetech,   Inc.  and  Paul  C.  Ahrens  (the   "Ahrens
            Agreement").

10.9(8)     Addendum to Ahrens Agreement dated as of April 1, 1996.

10.10(9)    1995 Incentive Compensation Plan, as amended.

10.11(9) Promissory Note dated September 8, 1995 from Synthetech, Inc. to United States National Bank of Oregon.

10.12(9) Change in Terms Agreement dated September 12, 1996 between Synthetech, Inc. and United States National Bank of Oregon.

10.13       Letter   Agreement   dated  August   28,   1997   between
            Synthetech,  Inc.  and  United States  National  Bank  of
            Oregon.

10.14(9) Nonqualified Stock Option dated as of November 7, 1996 to purchase 50,000 shares of Common Stock issued to Howard
            L. Farkas.

10.15(9) Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Howard
            L. Farkas.

10.16(9) Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Page E. Golsan III.

10.17(9) Synthetech, Inc. Purchase Order dated June 17, 1996 to R.L. Reimers Construction in the amount of $250,000.

10.18(9) Synthetech, Inc. Purchase Order dated August 23, 1996 to CE/Western in the amount of $240,000.

10.19(9) Synthetech, Inc. Purchase Order dated September 4, 1996 to R.L. Reimers Construction in the amount of $189,000.

10.20(9) Synthetech, Inc. Purchase Order dated November 7, 1996 to R.L. Reimers Construction in the amount of $1,870,700.

10.21(9) Synthetech, Inc. Purchase Order dated February 20, 1997 to Olsson Industrial Electric in the amount of $335,864.

10.22(9) Synthetech, Inc. Purchase Order dated May 2, 1997 to Oregon Industrial Contractors, Inc. in the amount of $626,276.

10.23(9)+   Form  of  contract entered into by each of Mr. Philip  L.
            Knutson, Mr. M. Sreenivasan and Mr. Charles B. Williams dated July 18, 1997.

23          Consent of Arthur Andersen LLP.

27          Financial Data Schedule for Twelve Months Ended March 31,
            1998.

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

(4) Confidential treatment of certain portions of this document was granted by the Commission on January 10, 1990 (File No. 33-
27566).

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

(9)   Incorporated  by  reference  to  the  exhibits   filed   with
registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

(10)  Incorporated   by   reference  to  the  exhibits   filed   with
registrant's Quarterly Report on Form 10_Q for the quarterly period ended June 30, 1997.

(b)  Reports on Form 8-K

     None.

(c)  See (a) (3) above.

(d)  See (a) (1) and (2) above.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 26, 1998           SYNTHETECH, INC.
                               (Registrant)

                               By /s/  M. Sreenivasan
                                  M. ("Sreeni") Sreenivasan
                                  President and Chief Executive
                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                    Date

/s/  M. Sreenivasan       President, Chief Executive          June 26,
     M. ("Sreeni")        Officer (Principal Executive          1998
      Sreenivasan         Officer) and Director

/s/  Charles B. Williams  Vice President of Finance and       June 26,
  Charles B. Williams     Administration, Chief Financial       1998
                          Officer, Secretary and Treasurer
                          (Principal Financial Officer and
                          Principal Accounting Officer),
                          and Director

/s/  Paul C. Ahrens       Chairman of the Board               June 26,
     Paul C. Ahrens                                             1998

/s/  Howard L. Farkas     Director                            June 26,
    Howard L. Farkas                                            1998

/s/  Edward M. Giles      Director                            June 26,
    Edward M. Giles                                             1998

/s/  Page E. Golsan, III  Director                            June 26,
  Page E. Golsan, III                                           1998

/s/   Donald M. Kuhla,    Director                            June 26,
         Ph.D.                                                  1998
 Donald M. Kuhla, Ph.D.

                        INDEX TO EXHIBITS
                                              Sequential Page No.

3(i),(1)     Articles  of  Incorporation of Synthetech,
             Inc., as amended.

3(ii),(9)    Bylaws of Synthetech, Inc., as amended.

10.1(2)(3)   License  Agreement dated  March  16,  1990
             between  Synthetech, Inc.  and  Miwon  Co.
             Ltd.

10.2(2)(4)   Supply  Agreement dated  January  3,  1989
             between  Synthetech, Inc. and  Biomeasure,
             Incorporated.

10.3(2)(4)   License  Agreement dated January  3,  1989
             between  Synthetech, Inc. and  Biomeasure,
             Incorporated.

10.4(2)+     Synthetech, Inc. Amended and Restated 1984
             Stock Option and Bonus Plan.

10.5(5)+     Synthetech, Inc. 1990 Stock Option Plan.

10.6(8)      Amendment  No.  1  to  Stock  and  Warrant
             Purchase Agreement between the Company and JB dated as of March 26, 1996.

10.7(6)      Agreement  dated September 30, 1991  Among
             Certain Shareholders of the Company.

10.8(7)      Agreement   and  Release   dated   as   of
             March  31,  1995 between Synthetech,  Inc.
             and    Paul   C.   Ahrens   (the   "Ahrens
             Agreement").

10.9(8) Addendum to Ahrens Agreement dated as of April 1, 1996.

10.10(9)     1995   Incentive  Compensation  Plan,   as
             amended.

10.11(9)     Promissory  Note dated September  8,  1995
             from  Synthetech,  Inc. to  United  States
             National Bank of Oregon.

10.12(9)     Change  in Terms Agreement dated September
             12,  1996  between  Synthetech,  Inc.  and
             United States National Bank of Oregon.

10.13        Letter  Agreement dated  August  28,  1997
             between Synthetech, Inc. and United States
             National Bank of Oregon.

10.14(9)     Nonqualified  Stock  Option  dated  as  of
             November 7, 1996 to purchase 50,004 shares of Common Stock issued to Howard L. Farkas.

10.15(9)     Nonqualified  Stock  Option  dated  as  of
             November 7, 1996 to purchase 15,000 shares of Common Stock issued to Howard L. Farkas.

10.16(9)     Nonqualified  Stock  Option  dated  as  of
             November 7, 1996 to purchase 15,000 shares of Common Stock issued to Page E. Golsan,
             III.

10.17(9)     Synthetech, Inc. Purchase Order dated June
             17, 1996 to R.L. Reimers Construction in the amount of $250,000.

10.18(9)     Synthetech,  Inc.  Purchase  Order   dated
             August 23, 1996 to CE/Western in the amount of $240,000.

10.19(9)     Synthetech,  Inc.  Purchase  Order   dated
             September   4,   1996  to   R.L.   Reimers
             Construction in the amount of $189,000.

10.20(9)     Synthetech,  Inc.  Purchase  Order   dated
             November   7,   1996   to   R.L.   Reimers
             Construction in the amount of $1,870,700.

10.21(9)     Synthetech,  Inc.  Purchase  Order   dated
             February  20,  1997  to Olsson  Industrial
             Electric in the amount of $335,864.

10.22(9)     Synthetech, Inc. Purchase Order dated  May
             2,  1997 to Oregon Industrial Contractors,
             Inc. in the amount of $626,276.

10.23(10)+   Form of contract entered into by each
             of   Mr.   Philip  L.  Knutson,   Mr.   M.
             Sreenivasan and Mr. Charles B. Williams dated July 18, 1997.

23           Consent of Arthur Andersen LLP.

27           Financial Data Schedule for Twelve Months Ended March 31,
             1998.

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

(4) Confidential treatment of certain portions of this document was granted by the Commission on January 10, 1990 (File No. 33-
27566).

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

(9)   Incorporated  by  reference  to  the  exhibits   filed   with
registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

(10)  Incorporated   by   reference  to  the  exhibits   filed   with
registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.