Form 10-Q
period 1998-06-30
SYNTHETECH INC
filed 1998-08-13
CIK 749290

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

Yes  X    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 7, 1998 was 14,199,383.

                               SYNTHETECH, INC.

                                BALANCE SHEETS
                                --------------

                                                 (unaudited)
                                                   June 30,        March 31,
                                                     1998            1998
 ------                                          ------------     -----------
 ASSETS
 ------

CURRENT ASSETS:
  Cash and cash equivalents                      $  5,540,000    $  4,976,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000 for
    both periods                                    1,766,000       1,470,000
  Inventories                                       3,872,000       3,184,000
  Prepaid expenses                                    116,000         196,000
  Deferred income taxes                                70,000          70,000
  Other current assets                                  5,000          24,000
                                                 ------------    ------------
    TOTAL CURRENT ASSETS                           11,369,000       9,920,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net         9,638,000       9,439,000

OTHER ASSETS                                            5,000           5,000
                                                 ------------    ------------
    TOTAL ASSETS                                 $ 21,012,000    $ 19,364,000
                                                 ============    ============

                 See Notes To Financial Statements.

                                 SYNTHETECH, INC.

                                  BALANCE SHEETS
                                  --------------
                                    (continued)

                                               (unaudited)
                                                 June 30,          March 31,
                                                   1998              1998
 ------------------------------------        -------------      -------------
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable             $     14,000       $     14,000
  Accounts payable                                 969,000            672,000
  Accrued compensation                             216,000            221,000
  Deferred revenue                                 381,000            247,000
  Accrued income tax                               961,000            514,000
  Other accrued liabilities                         10,000             15,000
                                              ------------       ------------
    TOTAL CURRENT LIABILITIES                    2,551,000          1,683,000

DEFERRED INCOME TAXES                              209,000            209,000

NOTE PAYABLE, net of current portion               163,000            166,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value;
   authorized 100,000,000 shares; issued
   and outstanding, 14,199,000 and
   14,143,000 shares                                14,000             14,000
  Paid-in capital                                8,506,000          8,467,000
  Employee notes receivable and deferred
   compensation                                   (116,000)          (106,000)
  Retained earnings                              9,685,000          8,931,000
                                              ------------       ------------
    TOTAL SHAREHOLDERS' EQUITY                  18,089,000         17,306,000
                                              ------------       ------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                   $ 21,012,000       $ 19,364,000
                                              ============       ============

                  See Notes To Financial Statements.

                                SYNTHETECH, INC.

                              STATEMENTS OF INCOME
                              --------------------
                                  (unaudited)

For The Three Month Period Ended June 30           1998           1997
----------------------------------------       -----------    -----------

REVENUES                                       $ 4,128,000    $ 1,480,000
COST OF SALES                                    2,535,000        723,000
                                               -----------    -----------
GROSS PROFIT                                     1,593,000        757,000

RESEARCH AND DEVELOPMENT                            81,000         61,000
SELLING, GENERAL AND ADMINISTRATIVE                355,000        289,000
                                               -----------    -----------
OPERATING EXPENSE                                  436,000        350,000
                                               -----------    -----------
OPERATING INCOME                                 1,157,000        407,000
OTHER INCOME                                        59,000         83,000
                                               -----------    -----------
INCOME BEFORE INCOME TAXES                       1,216,000        490,000
PROVISION FOR INCOME TAXES                         462,000        186,000
                                               -----------    -----------
NET INCOME                                     $   754,000    $   304,000
                                               ===========    ===========

BASIC NET INCOME PER SHARE                           $0.05          $0.02
                                                     =====          =====

DILUTED NET INCOME PER SHARE                         $0.05          $0.02
                                                     =====          =====

                  See Notes To Financial Statements.

                               SYNTHETECH, INC.

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                 (unaudited)

For The Three Month Period Ended June 30           1998             1997
----------------------------------------        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $   754,000      $   304,000
Adjustments to reconcile net income to
  net cash provided by (used in) operating
  activities:
    Depreciation, amortization and other           219,000           85,000
    Amortization of deferred compensation           29,000           27,000
    Accrued interest on securities available
     for sale                                            -          (10,000)
    Loss on sale of property, plant and
     equipment                                           -            1,000

    (Increase) decrease in assets:
      Accounts receivable, net                    (296,000)        (286,000)
      Inventories                                 (688,000)        (325,000)
      Prepaid expenses                              80,000           54,000
      Income tax receivable                              -           68,000
      Other assets                                  19,000            3,000

    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities     734,000         (552,000)
      Deferred revenue                             134,000                -
                                               ------------     ------------
        Net cash provided by (used in)
         operating activities                      985,000         (631,000)
                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases        (419,000)      (1,248,000)
   Proceeds from sale of property, plant and
    equipment                                            -            1,000
                                               ------------     ------------
        Net cash used in investing activities     (419,000)      (1,247,000)
                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term debt
   obligations                                      (3,000)          (3,000)
  Proceeds from stock option exercises and
   disqualifying dispositions                        1,000           99,000
                                               ------------     ------------
        Net cash (used in) provided by
         financing activities                       (2,000)          96,000
                                               ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                       564,000       (1,782,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                          4,976,000        6,740,000
                                               ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 5,540,000      $ 4,958,000
                                               ============     ============
NON-CASH INVESTING ACTIVITIES:
Unrealized gain on securities available for
 sale                                                    -      $     1,000
Issuance of stock options at below fair value  $    38,000      $    21,000

                       See Notes To Financial Statements.

                NOTES TO FINANCIAL STATEMENTS

NOTE A.   GENERAL AND BUSINESS


The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech's 1998 Form 10-K.

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


NOTE B.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for the three month period ended June 30:

          Cash Paid
          ---------
                                            1998      1997
                                            ----      ----
            Income Taxes                 $ 15,000  $ 79,000
            Interest                     $  4,000  $  5,000

NOTE C. EARNINGS PER SHARE


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

    For The Three Months Ended June 30        1998        1997
    ----------------------------------        ----        ----
    Weighted average shares
     outstanding for basic EPS             14,159,981  13,866,373

    Dilutive effect of Common stock
     options issuable under
     treasurey stock method                   108,781     413,846
                                           ----------  ----------
    Weighted average common and common
     equivalent shares outstanding for
     for diluted EPS                       14,268,762  14,280,219
                                           ==========  ==========


The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

    For The Three Months Ended June 30         1998      1997
    ----------------------------------         ----      ----
    Common stock options outstanding         466,800    276,000

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.

                             Percentage of Revenues
                             ----------------------

For The Three Month Period Ended June 30          1998          1997
----------------------------------------          ----          ----

Revenues                                         100.0  %       100.0  %
Cost of sales                                     61.4  %        48.9  %
                                                ---------      ---------
Gross Profit                                      38.6  %        51.1  %

Research and Development                           2.0  %         4.1  %
Selling, General and Administrative                8.6  %        19.5  %
                                                ---------      ---------
Operating Income                                  28.0  %        27.5  %
Other Income                                       1.4  %         5.6  %
                                                ---------      ---------
Income Before Income Taxes                        29.4  %        33.1  %
Provision For Income Taxes                        11.2  %        12.6  %
                                                ---------      ---------
Net Income                                        18.2  %        20.5  %
                                                =========      =========


Revenues
--------

Revenues increased by 179% to $4.13 million in the first quarter of fiscal 1999 from $1.48 million in the first quarter of fiscal 1998. International sales, mainly to Europe, were $1.26 million in the first quarter of fiscal 1999 as compared to $767,000 for the first quarter of fiscal 1998.

The increase in revenues for the first quarter of fiscal 1999 over the same period of fiscal 1998 principally reflected the $2.22 million revenue contribution from large-scale orders for marketed drugs. The Company expects large-scale orders to continue to provide a substantial contribution to revenue for the balance of fiscal 1999. PBB sales associated with marketed drugs are more likely to provide a longer term, ongoing revenue stream. However, continuation of customer demand for these PBBs remains subject to various market conditions, including continued market demand for the drug, competition from other suppliers of PBBs and potential use of alternative drug manufacturing routes not involving PBBs. (See "Industry Factors" below.)


Gross Profit
------------

Gross profit was $1.59 million or 39% of revenues in the first quarter of fiscal 1999 as compared to $757,000 or 51% of revenues in the first quarter of fiscal 1998. The decrease in gross profit margin for the first quarter of fiscal 1999 resulted primarily from the mix of products which included nearly 54% of revenues from large-scale orders, and increased fixed manufacturing overhead associated with the new plant expansion completed in November of 1997. While large-scale orders provide a level of revenue predictability for the duration of the orders, their impact on the Company's mix of business generates a lower gross profit margin than the levels experienced in fiscal years 1996 and 1997.


Operating Expenses
------------------

Research and development (R&D) and selling, general and administrative (SG&A) expenses were $436,000 in the first quarter  of  fiscal 1999 compared to $350,000 in  the  first quarter of fiscal 1998. The increases in R&D expense reflected increases in staffing and staffing compensation. The increases in SG&A expense reflected increases in staffing compensation and higher professional fees associated with increased disclosure requirements as the Company transitioned out of "small business" status and related matters. As a percentage of revenues, R&D and SG&A expenses decreased to nearly 11% in the first quarter of fiscal 1998 from nearly 24% in the same period of fiscal 1998 due to the higher level of revenues.


Operating Income
----------------

Operating income increased to $1.16 million in the first quarter of fiscal 1999 compared with $407,000 in the first quarter of fiscal 1998. Both periods were approximately 28% as a percentage of revenues.


Other Income
------------

The net other income of $59,000 in the first quarter of fiscal 1999 included $64,000 of interest earnings and $4,000 of interest expense. The net other income of $83,000 in the first quarter of fiscal 1998 primarily reflected interest earnings.

Net Income
----------

For the first quarter of fiscal 1999 the Company earned $1.22 million before income taxes. A provision for income taxes of $462,000 resulted in net income of $754,000. The Company's effective tax rate was 38% for the first quarter of fiscal 1999 and the first quarter of fiscal 1998.


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

Large-scale PBB orders for use in marketed drugs significantly increases the size and the term of the Company's current order base. Also, the likelihood of recurring revenue from reorders is significantly higher for PBBs used in marketed drugs. Nevertheless, since the Company's revenues are composed of PBB sales in all three drug development stages, and since even sales of PBBs for marketed drugs are subject to cancellation or reduction, the Company is likely to continue to experience significant fluctuations in its quarterly results. Accordingly, the Company continues to lack a stable baseload of demand and an ability to predict future demand beyond its current order base.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had working capital of $8.82 million compared to $8.24 million at March 31, 1998. The Company's cash and cash equivalents at June 30, 1998 totaled $5.54 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at June 30, 1998.

The increase in accounts receivable to $1.77 million at June 30, 1998 from $1.47 million at March 31, 1998 reflected the timing of shipments during the quarter. The increase of inventory to $3.87 million at June 30, 1998 from $3.18 million at March 31, 1998 primarily resulted from restocking raw materials.

The Company had approximately $419,000 of capital expenditures during the first three months of fiscal 1999. Approximately $188,000 was spent for equipment and equipment upgrades in the existing plant and $231,000 was spent for the second phase of the new plant expansion. The Company anticipates total capital expenditures for fiscal 1999 for the existing plant to be $1 million and for the second phase of the new plant expansion to be $3.2 million for a total of
$4.2  million.   The Company  expects to finance  these
capital expenditures from internal cash flow.


                   ______________________


This Form 10-Q includes "forward-looking" information (as defined in Section 27A of the Securities Act of 1933 and
Section 21E of  the  Securities Exchange Act of 1934).
Investors are cautioned that forward-looking  statements
involve risks  and  uncertainties,  and various  factors
could  cause  actual  results  to   differ materially  from
those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project,"
"will be," "will continue," "will likely  result" or  words
or  phrases of similar meanings.   The  following factors,
among others, could cause actual results to differ from those indicated in the forward-looking statements: the uncertain market for products, customer concentration, potential quarterly revenue fluctuations, the impact of competitive products and pricing, the impact of government regulation, product liability risks, technological change and increased costs associated with the Company's facility expansions. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's
Form 10-K for the fiscal year ended March 31, 1998, which are available from the Company without charge, for a further description of the risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.

                 PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       3.1*    Articles of Incorporation

       3.2*    Bylaws

      27       Financial Data Schedule
 __________________

      *Incorporated by reference herein from the Company's
       Form 10-KSB for the year ended March 31, 1997.


(b)  Reports

     No reports on Form 8-K were filed during the quarter.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SYNTHETECH, INC.
                                         (Registrant)



Date:    August  12,  1998              /s/M. Sreenivasan
                                        M. Sreenivasan
                                        President & C.E.O.



Date:    August  12,   1998            /s/Charles B. Williams
                                       Charles B. Williams
                                       Vice President, Finance
                                       and Administration, C.F.O.,
                                       Chief Accounting Officer