Form 10-Q
period 1998-09-30
SYNTHETECH INC
filed 1998-11-16
CIK 749290

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                             OR

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from________to_______

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

Yes__X__   No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 6, 1998 was 14,203,383.

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             SYNTHETECH, INC.

                              BALANCE SHEETS
                         -------------------------

                                             (unaudited)
                                             September 30,      March 31,
                                                 1998             1998
   ------                                    ------------     ------------
   ASSETS
   ------
CURRENT ASSETS:
  Cash and cash equivalents                  $  6,298,000    $  4,976,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000 for
    both periods                                1,880,000       1,470,000
  Inventories                                   3,633,000       3,184,000
  Prepaid expenses                                190,000         196,000
  Deferred income taxes                            70,000          70,000
  Other current assets                             16,000          24,000
                                               ----------     -----------
   TOTAL CURRENT ASSETS                        12,087,000       9,920,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net     9,497,000       9,439,000

OTHER ASSETS                                        4,000           5,000
                                             ------------    ------------
   TOTAL ASSETS                              $ 21,588,000    $ 19,364,000
                                             ============    ============

                   See Notes To Financial Statements.

                             SYNTHETECH, INC.

                              BALANCE SHEETS
                         -------------------------
                              (continued)

                                            (unaudited)
                                            September 30,      March 31,
                                                1998             1998
   ------------------------------------     ------------     ------------
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable            $     14,000    $     14,000
  Accounts payable                                749,000         672,000
  Accrued compensation                            231,000         221,000
  Deferred revenue                                 46,000         247,000
  Accrued income tax                              851,000         514,000
  Other accrued liabilities                        15,000          15,000
                                             ------------    ------------
   TOTAL CURRENT LIABILITIES                    1,906,000       1,683,000

DEFERRED INCOME TAXES                             209,000         209,000

NOTE PAYABLE, net of current portion              159,000         166,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value;
    authorized 100,000,000 shares;
    issued and outstanding,
    14,203,000 and 14,143,000 shares               14,000          14,000
  Paid-in capital                               8,501,000       8,467,000
  Employee notes receivable and
    deferred compensation                         (79,000)       (106,000)
  Retained earnings                            10,878,000       8,931,000
                                             ------------    ------------
   TOTAL SHAREHOLDERS' EQUITY                  19,314,000      17,306,000
                                             ------------    ------------
   TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                  $ 21,588,000    $ 19,364,000
                                             ============    ============

                 See Notes To Financial Statements.

                                SYNTHETECH, INC.

                              STATEMENTS OF INCOME
                           --------------------------
                                 (unaudited)

                             For the Three Months       For the Six Months
                             Ended September 30,        Ended September 30,

                               1998         1997          1998         1997
---------------------       -----------  -----------   -----------  -----------
REVENUES                   $ 5,327,000  $ 1,491,000   $ 9,455,000  $ 2,971,000
COST OF SALES                3,007,000      861,000     5,542,000    1,584,000
                           -----------  -----------   -----------  -----------
GROSS PROFIT                 2,320,000      630,000     3,913,000    1,387,000


RESEARCH AND DEVELOPMENT        76,000       52,000       157,000      113,000
SELLING, GENERAL AND
  ADMINISTRATIVE               383,000      321,000       738,000      610,000
                           -----------  -----------   -----------  -----------
OPERATING EXPENSE              459,000      373,000       895,000      723,000
                           -----------  -----------   -----------  -----------
OPERATING INCOME             1,861,000      257,000     3,018,000      664,000
OTHER INCOME, net               63,000       75,000       122,000      158,000
                           -----------  -----------   -----------  -----------
INCOME BEFORE INCOME TAXES   1,924,000      332,000     3,140,000      822,000

PROVISION FOR INCOME TAXES     731,000      114,000     1,193,000      300,000
                           -----------  -----------   -----------  -----------
NET INCOME                 $ 1,193,000  $   218,000   $ 1,947,000  $   522,000
                           ===========  ===========   ===========  ===========

BASIC NET INCOME PER
  COMMON SHARE                   $0.08        $0.02         $0.14        $0.04
                                 =====        =====         =====        =====

DILUTED NET INCOME PER           $0.08        $0.02         $0.14        $0.04
  COMMON SHARE                   =====        =====         =====        =====

                        See Notes To Financial Statements.

                                    SYNTHETECH, INC.

                                STATEMENTS OF CASH FLOWS
                        ----------------------------------------
                                     (unaudited)

For the Six Month Period Ended September 30             1998           1997
-------------------------------------------          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 1,947,000   $   522,000
Adjustments to reconcile net income to
  net cash provided by (used in) operating
    activities:
      Depreciation, amortization and other               583,000       166,000
      Amortization of deferred compensation               54,000        55,000
      Accrued interest on securities available
        for sale                                               -         1,000
      Accrued interest on employee notes
        receivable                                             -        (1,000)
      Loss on disposal of property, plant
        and equipment                                          -         5,000
      Deferred income taxes                                    -         2,000

    (Increase) decrease in assets:
      Accounts receivable, net                          (410,000)     (412,000)
      Inventories                                       (449,000)     (680,000)
      Prepaid expenses                                     6,000        (6,000)
      Income tax receivable                                    -       726,000
      Other assets                                         9,000         1,000
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities           424,000      (601,000)
      Deferred revenue                                  (201,000)            -
                                                     -----------   -----------
        Net cash (used in) provided by
          operating activities                         1,963,000      (222,000)
                                                     -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases              (641,000)   (2,501,000)
                                                     -----------   -----------
        Net cash used by investing activities           (641,000)   (2,501,000)
                                                     -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term
     debt obligations                                      (7,000)      (6,000)
   Proceeds from stock option exercises
     and disqualifying dispositions                         7,000      118,000
                                                      -----------  -----------
        Net cash provided by financing activities               -      112,000
                                                      -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,322,000   (2,611,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4,976,000    6,740,000
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 6,298,000  $ 4,129,000
                                                      ===========  ===========
NON-CASH INVESTING ACTIVITIES:
  Unrealized gain on securities available for sale    $         -  $     1,000
  Issuance of stock options at below fair value       $    38,000  $    21,000

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


NOTE B.   STATEMENTS OF CASH FLOWS

       Supplemental cash flow disclosures for the periods ended September 30:

          Cash Paid
                                Three Months             Six Months
                              1998        1997          1998       1997
                              ----        ----          ----       ----
      Income Taxes        $  841,000   $  74,000    $ 856,000   $ 153,000
      Interest            $    4,000   $   5,000    $   8,000   $   9,000

NOTE C. EARNINGS PER SHARE


The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("SFAS 128") in the quarter ended December 31, 1997. Under the new requirements, the Company reports basic and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS 128. Where necessary, prior year amounts have been restated. The following is a reconciliation of the shares used to calculate basic earnings per share and diluted earnings per share:

                                For the Three Months      For the Six Months
                                 Ended September 30,      Ended September 30,

                                   1998       1997          1998       1997
                                   ----       ----          ----       ----
  Weighted average shares
    outstanding for Basic EPS   14,201,171  13,883,630   14,180,688  13,875,048

  Dilutive effect of common
    stock options issuable
    under treasury stock method     86,039     400,724       91,928     406,304
                                ----------  ----------   ----------   ---------
  Weighted average common
    and common equivalent
    shares outstanding for
    Diluted EPS                 14,287,210  14,284,354   14,272,616  14,281,352
                                ==========  ==========   ==========  ==========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                For the Three Months      For the Six Months
                                 Ended September 30       Ended September 30,

                                   1998      1997           1998      1997
                                   ----      ----           ----      ----
  Common stock options
    outstanding                  593,800   510,000        593,800   510,000

NOTE D.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.

                                  Percentage of Revenues

                          For the Three Months   For the Six Months
                           Ended September 30,   Ended September 30,

                              1998     1997        1998     1997
-----------                   ----     ----        ----     ----
Revenues                     100.0 %  100.0 %     100.0 %  100.0 %
Cost of sales                 56.4     57.7        58.6     53.3
                             -----    -----       -----    -----
Gross Profit                  43.6     42.3        41.4     46.7

Research and Development       1.4      3.5         1.7      3.8
Selling, General and
  Administration               7.2     21.5         7.8     20.5
                             -----    -----       -----    -----
Operating Expense              8.6     25.0         9.5     24.3

Operating Income              35.0     17.3        31.9     22.4
Other Income                   1.2      5.0         1.3      5.3
                             -----    -----       -----    -----
Income Before Income Taxes    36.2     22.3        33.2     27.7
Provision For Income Taxes    13.7      7.7        12.6     10.1
                             -----    -----       -----    -----
Net Income                    22.5 %   14.6 %      20.6 %   17.6 %
                             =====    =====       =====    =====

Revenues
--------
Revenues increased by 257% to $5.33 million in the second quarter of fiscal 1999 from $1.49 million in the second quarter of fiscal 1998. Revenues were $9.46 million for the first half of fiscal 1999, a 218% increase from revenues of $2.97 million in the first half of fiscal 1998. International sales, mainly to Western Europe, were $799,000 and $2.06 million for the second quarter and first half of fiscal 1999 as compared to $417,000 million and $1.19 million for the second quarter and first half of fiscal 1998.

Item  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


The increase in revenues for the second quarter and first half of fiscal 1999 over the same periods of fiscal 1998 principally reflected the $3.08 million and $5.31 million revenue contribution, respectively, of shipments from large-scale Peptide Building Block ("PBB") orders to be used in two marketed drugs. The Company has recently received additional orders for these two PBBs of nearly
$10 million. With these additional orders, the Company has orders for these two large-scale PBBs totaling $11.8 million for periodic deliveries expected to be completed by the Summer of 1999. Accordingly, the Company expects large-scale orders to continue to provide a substantial contribution to revenue for the balance of fiscal 1999.

Although PBB sales associated with marketed drugs are more likely to provide a longer term, ongoing revenue stream than sales associated with drugs at the discovery or clinical stage, continuation of customer demand for these PBBs associated with marketed drugs remains subject to various market conditions, including potential use of alternative manufacturing routes, competition from other suppliers of PBBs and continued market demand for the drug. For example, one of the large-scale PBB customers referenced above has advised the Company that it is researching the feasibility of an alternative lower-cost manufacturing route involving a different PBB than the one currently being sold to it. At this time, the Company does not know whether this alternative manufacturing route will be feasible. The Company's customer has advised the Company that, even if the alternative route is selected, the customer will continue to purchase and take delivery of the $9.2 million of orders that it has already placed with Synthetech. Accordingly, while large-scale orders for marketed drugs can provide significant and predictable revenues for the duration of the orders, there continues to be a significant risk that
revenues   can  fluctuate  from  period  to  period.    (See
"Industry Factors" below.)

Gross Profit
------------
Gross profit increased to $2.32 million in the second quarter of fiscal 1999 from $630,000 in the second quarter of fiscal 1998. As a percent of sales, gross profit increased to 44% in the second quarter of fiscal 1999 from 42% for the same period last year. Gross profit increased to $3.91 million or 41% of revenues in the first half of fiscal 1999 from $1.39 million or 47% of revenues for the same period of fiscal 1998.

The gross profit margins for the second quarter and the first half of fiscal 1999 resulted primarily from the mix of products. Revenues from large-scale PBB orders during the second quarter and the first half of fiscal 1999 represented 58% and 56%, respectively, of total revenue for the periods. While large-scale orders for marketed drugs can provide significant revenues for the duration of the orders, they typically generate a lower gross profit margin than the sale of smaller quantities of the same PBB product during the drug discovery and clinical stages. The Company, however, continuously seeks to improve the gross profit margins of
large-scale   orders   through   process   improvements  and
operating efficiencies.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

While there were no significant large-scale PBB sales during the second quarter or first half of fiscal 1998, the relatively low gross profit margins during these periods resulted principally from a low level of revenues occasioned by the timing of orders. To a lesser extent, the mix of products also affected gross profit margins during these periods.

Operating Expenses
------------------
Research and development (R&D) and selling, general and administrative (SG&A) expenses were $459,000 in the second quarter of fiscal 1999 compared to $373,000 in the second quarter of fiscal 1998. As a percentage of sales, R&D and SG&A expenses decreased to 9% in the second quarter of fiscal 1999 from 25% in the same period of fiscal 1998 due to the higher level of revenues. R&D and SG&A expenses increased to $895,000 in the first half of fiscal 1999 from $723,000 in fiscal 1998. As a percentage of sales, R&D and SG&A expenses decreased to 10% in the first half of fiscal 1999 from 24% in the same period of fiscal 1998 due to the higher level of revenues. The increases in R&D expense for the second quarter and first half of fiscal 1999 reflected increases in staffing and staffing compensation. The increases in SG&A expense for the second quarter and first half of fiscal 1999 principally reflected increases in staffing compensation and related payments.

Operating Income
----------------
Operating income increased to $1.86 million or 35% of revenues in the second quarter of fiscal 1999 from $257,000 or 17% for the same period last year. For the first half of fiscal 1999 operating income increased to $3.02 million or 32% of revenues compared with $664,000 or 22% for the first half of fiscal 1998. The significant increase in operating income for the second quarter and first half of fiscal 1999 reflected the substantial increase in revenues over prior periods.

Other Income
------------
The net other income of $63,000 for the second quarter of fiscal 1999 included $68,000 of interest earnings and $4,000 of interest expense. The net other income of $122,000 for the second half of fiscal 1999 included $132,000 of interest earnings and $8,000 of interest expense. The $75,000 and $158,000 net other income in the second quarter and first half of fiscal 1998, respectively, came primarily from interest earnings.

Net Income
----------
For the second quarter and first half of fiscal 1999, the Company earned $1.92 million, and $3.14 million before income taxes, respectively. A provision for income taxes of $731,000 resulted in net income of $1.19 million for the second quarter and a provision for income taxes of $1.19 million resulted in net income of $1.95 million for the first half of fiscal 1999. The Company's effective tax rate for the first half of fiscal 1999 was 38% and for the first half of fiscal 1998 was 36.5% reflecting a one time tax credit legislated by the State of Oregon.

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

While the Company has been selling PBBs for marketed drugs for several years, these sales represented a relatively small portion of total revenue. With the two large-scale orders received in fiscal 1998 for PBBs to be used in marketed drugs, revenues of PBBs for marketed drugs represent a significant portion of total revenue for the first time in the Company's history. Sales of PBBs for marketed drugs provide an opportunity for continuing longer-term sales. Moreover, the size of the PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs remains subject to many uncertainties, including, without limitation, the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, with the longer-term, larger-scale orders, the Company expects increased competition to supply these PBBs, and industry cost pressures can also cause pharmaceutical companies to investigate alternative manufacturing processes which may not include PBBs as an intermediate.

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


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had working capital of $10.18 million compared to $8.24 million at March 31, 1998. The Company's cash and cash equivalents at September 30, 1998 totaled $6.30 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at September 30, 1998.

The increase in cash and cash equivalents to $6.30 million at September 30, 1998 from $4.98 million at March 31, 1998 reflected the higher level of sales for the period. The increase in accounts receivable to $1.88 million at September 30, 1998 from $1.47 million at March 31, 1998 reflected the timing of shipments during the quarter. The increase of inventory to $3.63 million at September 30, 1998 from $3.18 million at March 31, 1998 primarily resulted from restocking raw materials.

The Company had approximately $641,000 of capital expenditures during the first half of fiscal 1999. Approximately $279,000 was spent for equipment and equipment upgrades in the existing plant and $362,000 was spent for the second phase of the new plant expansion. The Company anticipates total capital expenditures for fiscal 1999 for the existing plant to be $1 million and for the second phase of the new plant expansion to be $3.2 million for a total of $4.2 million. Although the Company expects to be able to finance these capital expenditures from internal cash flow, it is also considering whether bank or similar financing would be preferable.



YEAR 2000

The Year 2000 ("Y2K") issue arose as the result of existing computer programs that use only the last two digits to refer to a year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results.

The Company has completed its assessment of its information systems which support business applications. The Company utilizes packaged application strategies for these information systems functions. These information system components are, or will be by the end of fiscal 1999, current with all Y2K updates and changes recommended by the vendors. These information systems include enterprise software, operating systems, networking components, application and data servers, PC hardware and core office automation software. The Company's assessment of research and development, manufacturing processes and facility management systems is underway and is expected to be substantially completed by the end of fiscal 1999.

Item  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

The Company has begun a Y2K supplier and customer assessment program. It is in the process of contacting key suppliers and customers to determine the level of their Y2K readiness. This assessment program is in its early stages and does not have a return rate useful for determining their level of Y2K readiness.

Like all businesses, the Company will be at risk from external infrastructure failures that could arise from Y2K failures. It is not clear that electrical power, telephone and computer networks, for example, will be fully functional across the nation in the year 2000. Investigation and assessment of infrastructures, like the nations' power grid, is beyond the scope and resources of the Company. Investors should use their own awareness of the issues in the nations' infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

It should also be noted that there have been predictions of failures of key components in the transportation infrastructure due to the Y2K problem. It is possible that there could be delays in rail, over-the-road and air shipments due to failure in transportation control systems. Investigation and validation of the world's transportation infrastructure is beyond the scope and the resources of the Company. Investors should use their own awareness of the issues in the nations' infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's efforts to help ensure Y2K preparedness are expected to significantly reduce the Company's level of uncertainty about the Y2K problem. The Company believes that, with completion of the above-mentioned system upgrades and testing, the possibility of significant interruptions of normal operations should be reduced.

The Company has not yet developed any contingency plans in regard to its internal systems, supplier/customer issues or any of the more global infrastructure issues.

            ___________________________

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


This Form 10-Q includes "forward-looking" information (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words
"believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the uncertain market for products, customer concentration, potential quarterly revenue fluctuations, the impact of competitive products and pricing, the impact of government regulation, product liability risks, technological change and increased costs associated with the Company's facility expansions. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended March 31, 1998, which are available from the Company without charge, for a further description of the risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.

                 PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

     The Company held its Annual Meeting of Shareholders on
July 23, 1998. At that meeting, the following Directors were elected by the Shareholders:

Election Of Directors

     Class/Name                                   Votes For     Votes Withheld
     ----------                                   ---------     --------------
     Class I Directors (term expiring in 2001):
     Paul C. Ahrens                               11,742,789         398,783
     Page E. Golsan, III                          11,742,789         389,783

Continuing Directors

     Class/Name
     ----------
     Class II Directors (term expiring in 1999):
     Edward M. Giles
     Charles B. Williams

     Class III Directors (term expiring in 2000):
     Howard L. Farkas
     Donald E. Kuhla, Ph.D.
     M. ("Sreeni") Sreenivasan


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       3.1*    Articles of Incorporation

       3.2*    Bylaws

      27       Financial Data Schedule
__________________

      *Incorporated by reference herein from the Company's
       Form 10-KSB for the year ended March 31, 1997.

(b)  Reports

     The following report on Form 8-K was filed during the quarter ended September 30, 1998:

      A Current Report on Form 8-K dated July 24, 1998 was filed on July 24, 1998 to report the adoption of a shareholders rights agreement.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        SYNTHETECH, INC.
                                         (Registrant)



Date:   November 13, 1998               /s/ M. Sreenivasan
                                        ------------------
                                        M. Sreenivasan
                                        President & C.E.O.



Date:   November 13, 1998               /s/ Charles B. Williams
                                        -----------------------
                                        Charles B. Williams
                                        Vice President, Finance
                                        and Administration, C.F.O.,
                                        Chief Accounting Officer