Form 10-K/A
period 1998-03-31
SYNTHETECH INC
filed 1998-12-24
CIK 749290

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K/A
                         Amendment No. 1


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

In connection with Synthetech, Inc.'s Form 10K for the fiscal year ended March 31, 1998, "Part I, Item 1. Business" is hereby amended and restated in its entirety as follows:


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

The Company has developed and scaled up process technology to produce a wide range of PBB products at the multi-kilogram to multi-ton scale. Since 1987, the Company has produced over 400 different PBB products. Synthetech's PBBs are used by pharmaceutical companies to make a wide range of peptide-based drugs under development and on the market for the treatment of AIDs, cancer, cardiovascular and other diseases.

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

CUSTOMERS

Although the Company has over 250 customers, the Company expects that a few customers will continue to account for a significant portion of revenues each year. During fiscal 1998, the Company had five customers which accounted for 57% of the Company's revenues. The Company had two customers- Pfizer, Inc. and F. Hoffman-La Roche, Ltd.-which individually accounted for over 23% and 11%, respectively, of the Company's fiscal 1998 revenues.

For the fiscal years ended March 31, 1998, 1997, and 1996, sales to overseas customers were $2.85 million, $4.14 million and $1.78 million, respectively, accounting for approximately 34%, 32%, and 21%, respectively, of the Company's total revenues. These sales were principally to Europe for fiscal 1998, and to Europe and Japan for fiscal 1997 and 1996. See Note J to Financial Statements.

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

Current  competition  in  multi-kilo  or  smaller  quantities  of natural amino acid based PBBs comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural PBBs have begun to attract a wider group of approximately ten domestic and international chemical companies. In the area of synthetic amino acid based PBBs, the Company has competition on a selected product basis at the multi-kilo scale from approximately five fine chemical producers in Europe and Japan. Competition also increases for supplying PBBs for drug development programs that reach late clinical trials and move into approved status as a result of the increased quantities typically required at these stages and pharmaceutical company requirements to have second sources of material available. Many of the Company's competitors have technical, financial, selling and other resources available to them which are significantly greater than those available to the Company.

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

The Company estimates that in fiscal 1999 and early fiscal 2000, it will undertake capital expenditures aggregating $600,000 associated with environmental control facilities. These expenditures are principally for air quality scrubbers in connection with the Phase II build out of its new facility and certain upgrades to the Company's existing plant and equipment.

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

COMPANY BACKGROUND

The Company was formed in 1981 to develop novel chemical process technology by combining classical organic chemistry with enzyme-based biocatalysis. For the first several years, it operated mainly as a research and development group focused on process development of pharmaceuticals and other fine chemicals. After its initial public offering in 1984, the Company's research efforts were concentrated on the development of a proprietary process for aspartame and L-phenylalanine. Although the Company has entered into one license for this technology, the Company discontinued marketing this technology in 1991 and does not expect additional licensing revenue.

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

In connection with Synthetech, Inc.'s Form 10K for the fiscal year ended March 31, 1998, "Part I, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby amended and restated in its entirety as follows:

        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.



                                   Percent age of Revenues
                                  Fiscal Year Ended March 31,
                                 ----------------------------

                                    1998    1997    1996
                                   ------  ------  ------
Revenues                           100.0%  100.0%  100.0%
Cost of Sales                       63.9%   39.9%   43.5%
                                   ------  ------  ------
Gross Profit                        36.1%   60.1%   56.5%

Research and Development             2.6%    1.6%    2.6%
Selling, general and
 administrative                     14.1%    9.7%    9.8%
                                   ------  ------  ------
Operating Income                    19.4%   48.8%   44.1%

Other Income                         3.7%    3.0%    3.4%
Interest Expense                       -       -       -
                                   ------  ------  ------
Income Before Income Taxes          23.1%   51.8%   47.5%

Provision for Income Taxes           8.4%   19.7%   17.1%
                                   ------  ------  ------
Net Income                          14.7%   32.1%   30.4%
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

The two large-scale orders received in fiscal 1998 exemplify Synthetech's long-term growth strategy of emphasizing a commitment to its customers from the early phases of discovery through clinical development in order to develop more stable, longer-term large-scale orders as the drugs receive regulatory approval. The Company had supplied the natural amino acid based PBBs for both of these drugs since their early clinical development stages.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had working capital of $8.24 million compared to $9.24 million at March 31, 1997, and $8.16 million at March 31, 1996. The Company's cash and cash equivalents at March 31, 1998 totaled $4.98 million, a $1.8 million decrease from the March 31, 1997 level. This reduction reflected capital expenditures associated with the plant expansion which were not completely offset by cash from operations and other positive cash sources in fiscal 1998. Since the Company expects to incur similar capital expenditures during fiscal 1999, the impact of these expenditures on cash and cash equivalents will be largely affected by the level of cash provided by operating activities and other positive cash sources in fiscal 1999. The Company no longer holds securities available for sale after selling its last holding in fiscal 1998. In addition, the Company has a $1,000,000 unsecured bank line of credit. As of March 31, 1998 there was no amount outstanding under the bank line.

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

The undersigned hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1998 pursuant to Regulation
240.12b-15 of the Securities Exchange Act of 1934.

The Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  December 23, 1998       SYNTHETECH, INC.
                               (Registrant)

                               By /s/  Charles B. Williams
                                  Charles B. Williams
                                  Vice President of Finance and
                                  Administration, C.F.O.,
                                  Chief Accounting Officer,
                                  Secretary and Treasurer