Form 10-Q/A
period 1998-09-30
SYNTHETECH INC
filed 1998-12-24
CIK 749290

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                         FORM 10-Q/A
                       Amendment No. 1



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

In connection with Synthetech, Inc.'s Form 10Q for the quarter ended September 30, 1998, "Part I, Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations Business" is hereby amended and restated in its entirety as follows:


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.



                                    Percentage of Revenues

                           For the Three Months      For the Six Months
                            Ended September 30,      Ended September 30,
                              1998      1997          1998        1997
----------------------       ------    ------        ------      ------

Revenues                     100.0 %    100.0 %       100.0 %     100.0 %
Cost of sales                 56.4       57.7          58.6        53.3
                             -----      -----         -----       -----
Gross Profit                  43.6       42.3          41.4        46.7

Research and Development       1.4        3.5           1.7         3.8
Selling, General and
 Administration                7.2       21.5           7.8        20.5
                             -----      -----         -----       -----
Operating Expense              8.6       25.0           9.5        24.3

Operating Income              35.0       17.3          31.9        22.4
Other Income                   1.2        5.0           1.3         5.3
                             -----      -----         -----       -----

Income Before Income Taxes    36.2       22.3          33.2        27.7
Provision For Income Taxes    13.7        7.7          12.6        10.1
                             -----      -----         -----       -----
Net Income                    22.5 %     14.6 %        20.6 %      17.6 %
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

The Company has established a Y2K team consisting of its Chief Financial Officer and an associate from the Finance and Administration Group. The team has completed its assessment of the Company's information systems which support business applications. The Company utilizes packaged application strategies for these information systems functions. The Company believes that these information system components are current with all Y2K updates and changes recommended by the vendors, except for its manufacturing/accounting software package. The Company intends to install a Y2K compliant upgrade for this manufacturing/accounting software package no later than the end of fiscal 1999. These information systems include enterprise software, operating systems, networking components, application and data servers, PC hardware and core office automation software. The Company's assessment of research and development, manufacturing processes and facility management systems is underway and is expected to be substantially completed by the end of fiscal 1999. The Company has no reason to believe that it would not be able to complete any Y2K compliant upgrades or replacements associated with research and development, manufacturing processes or facility management systems by the Summer of 1999.

The Company has begun a Y2K supplier and customer assessment program. It is in the process of contacting key suppliers and customers by questionnaire to determine the level of their Y2K readiness. This assessment program is in its early stages and does not have a return rate useful for determining their level of Y2K readiness.

The Company's information technology budget for fiscal 1999 is $82,000, of which approximately 40% is allocated for the Company's Y2K program. These expenses will be paid out of revenues from operations. In fiscal 1999, the Company has already spent $9,000 and anticipates spending an additional $10,000 for computer hardware and software Y2K compliant upgrades or replacements. In addition, the Company is currently considering hiring a consultant to assist the Company in running Y2K compliance tests and the Company has budgeted $15,000 for this effort.

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

The Company has not developed any worst-case scenarios or contingency plans in regard to its internal systems, supplier/customer issues or any of the more global infrastructure issues. The Company is considering whether, and to what extent, to develop such scenarios or plans and expects to have made a decision no later than the end of fiscal 1999.

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

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.



                                        SYNTHETECH, INC.
                                        (Registrant)


Date:   December 23, 1998             /s/Charles B. Williams
                                      Charles B. Williams
                                      Vice  President of Finance
                                      and Administration, C.F.O.,
                                      Chief Accounting Officer,
                                      Secretary and Treasurer