Form 10-Q
period 1998-12-31
SYNTHETECH INC
filed 1999-02-12
CIK 749290

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December  31, 1998

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

Yes  X    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of February 3, 1999 was 14,218,383.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              SYNTHETECH, INC.

                               BALANCE SHEETS
                          -------------------------

                                             (unaudited)
                                             December 31,       March 31,
                                                1998               1998
 -----------                              ----------------   ---------------
 ASSETS
 -----------

CURRENT ASSETS:
  Cash and cash equivalents                 $  6,377,000       $  4,976,000
  Accounts receivable, less allowance
   for doubtful accounts of $15,000 for
   both periods                                2,364,000          1,470,000
  Inventories                                  3,484,000          3,184,000
  Prepaid expenses                               232,000            196,000
  Deferred income taxes                           70,000             70,000
  Other current assets                             7,000             24,000
                                            ------------       ------------
TOTAL CURRENT ASSETS                          12,534,000          9,920,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net   10,132,000         9,439,000

OTHER ASSETS                                       4,000             5,000
                                            ------------      ------------
TOTAL ASSETS                                $ 22,670,000      $ 19,364,000
                                            ============      ============

                  See Notes To Financial Statements.


                             SYNTHETECH, INC.

                              BALANCE SHEETS
                         -------------------------
                               (continued)

                                             (unaudited)
                                             December 31,      March 31,
                                                1998            1998
--------------------------------------      --------------   --------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------
CURRENT LIABILITIES:
  Current portion of note payable        $     15,000      $     14,000
  Accounts payable                          1,055,000           672,000
  Accrued compensation                        276,000           221,000
  Deferred revenue                             44,000           247,000
  Accrued income tax                          167,000           514,000
  Other accrued liabilities                    10,000            15,000
                                         ------------      ------------
TOTAL CURRENT LIABILITIES                   1,567,000         1,683,000

DEFERRED INCOME TAXES                         209,000           209,000
NOTE PAYABLE, net of current portion          155,000           166,000

SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value;
  authorized 100,000,000 shares;
  issued and outstanding,
  14,213,000 and 14,143,000 shares             14,000            14,000
 Paid-in capital                            8,647,000         8,467,000
 Deferred compensation                        (67,000)         (106,000)
 Retained earnings                         12,145,000         8,931,000
                                          -----------       -----------
TOTAL SHAREHOLDERS' EQUITY                 20,739,000        17,306,000
                                          -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                  $ 22,670,000      $ 19,364,000
                                         ============      ============

                       See Notes To Financial Statements.


                                  SYNTHETECH, INC.

                                STATEMENTS OF INCOME
                           ------------------------------
                                    (unaudited)

                           For the Three Months         For the Nine Months
                             Ended December 31,          Ended December 31,
                             1998          1997          1998          1997
-----------------        ------------  ------------  ------------  ------------
REVENUES                 $  6,047,000  $  2,226,000  $ 15,502,000  $  5,197,000
COST OF SALES               3,624,000     1,248,000     9,166,000     2,832,000
                         ------------  ------------   -----------  ------------
GROSS PROFIT                2,423,000       978,000     6,336,000     2,365,000

RESEARCH AND DEVELOPMENT       71,000        57,000       228,000       170,000
SELLING, GENERAL AND
 ADMINISTRATIVE               373,000       303,000     1,111,000       913,000
                         ------------  ------------  ------------  ------------
OPERATING EXPENSE             444,000       360,000     1,339,000     1,083,000
                         ------------  ------------  ------------  ------------
OPERATING INCOME            1,979,000       618,000     4,997,000     1,282,000
OTHER INCOME, net              65,000        62,000       187,000       220,000
                         ------------  ------------  ------------  ------------
INCOME BEFORE INCOME
 TAXES                      2,044,000       680,000     5,184,000     1,502,000

PROVISION FOR INCOME
 TAXES                        777,000       248,000     1,970,000       548,000
                         ------------  ------------  ------------  ------------
NET INCOME               $  1,267,000  $    432,000  $  3,214,000   $   954,000
                         ============  ============  ============   ===========

BASIC NET INCOME PER           $0.09          $0.03          $0.23         $0.07
 COMMON SHARE                  =====          =====          =====         =====

DILUTED NET INCOME PER         $0.09          $0.03          $0.23         $0.07
 COMMON SHARE                  =====          =====          =====         =====

                           See Notes To Financial Statements.

                                  SYNTHETECH, INC.

                              STATEMENTS OF CASH FLOWS
                     --------------------------------------------
                                     (unaudited)

For the Nine Month Period Ended December 31               1998         1997
-------------------------------------------           -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 3,214,000  $   954,000
Adjustments to reconcile net income to
  net cash provided by (used in) operating
   activities:
      Depreciation, amortization and other                957,000      342,000
      Amortization of deferred compensation                85,000       82,000
      Accrued interest on securities available
       for sale                                                 -      (11,000)
      Loss on disposal of property, plant and
       equipment                                            1,000        5,000
      Deferred income taxes                                     -        1,000
    (Increase) decrease in assets:
      Accounts receivable, net                           (894,000)    (703,000)
      Inventories                                        (300,000)    (979,000)
      Prepaid expenses                                    (36,000)     (91,000)
      Income tax receivable                                     -      798,000
      Other assets                                         18,000       12,000
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities             87,000     (214,000)
      Deferred revenue                                   (203,000)     165,000
                                                      -----------  -----------
Net cash provided by operating activities               2,929,000      361,000
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases             (1,652,000)  (3,468,000)
   Employee notes receivable                                    -       30,000
                                                      -----------  -----------
Net cash used in investing activities                  (1,652,000)  (3,438,000)
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term debt obligations    (11,000)      (9,000)
   Proceeds from stock option exercises and
    disqualifying dispositions                            135,000        7,000
                                                      -----------  -----------
Net cash provided by (used in) financing
 activities                                               124,000       (2,000)
                                                      -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,401,000   (3,079,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        4,976,000    6,740,000
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 6,377,000  $ 3,661,000
                                                      ===========  ===========
NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value         $    57,000  $    21,000

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


NOTE B.   STATEMENTS OF CASH FLOWS

       Supplemental cash flow disclosures for the periods ended December 31:

          Cash Paid
          ---------

                            Three Months                   Nine Months
                         1998          1997            1998          1997
                         ----          ----            ----          ----
      Income Taxes   $ 1,354,000    $         -    $ 2,210,000   $   153,000
      Interest       $     4,000    $     5,000    $    12,000   $    14,000

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

                                  For the Three              For the Nine
                                  Months Ended               Months Ended
                                  December 31,               December 31,
                                -----------------            ----------------
                                1998         1997          1998        1997
                                ----         ----          ----        ----
   Weighted average shares
    outstanding for Basic
    EPS                      14,207,622   13,909,805    14,189,698  13,887,189

   Dilutive effect of
    common stock options
    issuable under treasury
    stock method                 82,733      324,145        90,905     346,688
                             ----------   ----------    ----------  ----------
    Weighted average
     common and common
     equivalent shares
     outstanding for
     Diluted EPS             14,290,355   14,233,950    14,280,603  14,233,877
                             ==========   ==========    ==========  ==========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                  For the Three        For the Nine
                                  Months Ended         Months Ended
                                  December 31,         December 31,
                                ----------------     ----------------
                                  1998      1997       1998      1997
                                  ----      ----       ----      ----
    Common stock options
     outstanding                593,800   499,750    593,800   499,750


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


                                           Percentage of Revenues
                                           ----------------------
                                      For the Three         For the Nine
                                      Months Ended          Months Ended
                                      December 31,          December 31,

                                     1998      1997        1998        1997
------------------------------     --------   -------     -------     -------
Revenues                             100.0 %   100.0 %     100.0 %     100.0 %
Cost of Sales                         59.9      56.1        59.1        54.5
                                     ------    ------      ------      ------
Gross Profit                          40.1      43.9        40.9        45.5

Research and Development               1.2       2.6         1.5         3.3
Selling, General and
 Administration                        6.2      13.6         7.2        17.6
                                     ------    ------      ------      ------
Operating Expense                      7.4      16.2         8.6        20.9

Operating Income                      32.7      27.7        32.2        24.6
Other Income                           1.1       2.8         1.2         4.2
                                     ------    ------      ------      ------
Income Before Income Taxes            33.8      30.5        33.4        28.8
Provision For Income Taxes            12.8      11.1        12.7        10.5
                                     ------    ------      ------      ------
Net Income                            21.0 %    19.4 %      20.7 %      18.3 %
                                     ======    ======      ======      ======


Revenues
--------
Revenues  increased by 172% to $6.05 million  in  the  third quarter  of  fiscal  1999 from $2.23 million  in  the  third quarter of fiscal 1998. Revenues were $15.50 million for the nine months of fiscal 1999, a 198% increase from revenues of $5.20 million for the nine months of fiscal 1998. International sales, mainly to Western Europe, were $1.59 million and $3.65 million for the third quarter and nine months of fiscal 1999 as compared to $269,000 and $1.46 million for the third quarter and nine months of fiscal 1998.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Revenues for the third quarter and nine months of fiscal 1999 were at record levels. In fact, the $15.50 million of revenues for the nine months of fiscal 1999 exceeded by over 20% the previous highest revenues recorded for an entire year.

The increase in revenues for the third quarter and nine months of fiscal 1999 over the same periods of fiscal 1998 principally reflected the $4.07 million and $9.37 million revenue contribution, respectively, of shipments from large-scale Peptide Building Block ("PBB") orders to be used in two marketed drugs. The Company expects that the fourth quarter will be another strong quarter with the two large-scale orders continuing to provide a substantial contribution to revenues.

Although PBB sales associated with marketed drugs are more likely to provide a longer term, ongoing revenue stream than sales associated with drugs at the discovery or clinical stage, continuation of customer demand for PBBs associated with marketed drugs remains subject to various market conditions, including potential use of alternative manufacturing routes, competition from other suppliers of PBBs and continued market demand for the drug. For example, one of the large-scale PBB customers referenced above has advised the Company that it is researching the feasibility of an alternative lower-cost manufacturing route involving a different PBB than the one currently being sold to it. At this time, Synthetech believes that additional orders from this customer are unlikely after it completes the current order by the summer of 1999. This could change, however, if the customer determines that the alternative manufacturing route is not feasible. Accordingly, while large-scale orders for marketed drugs can provide significant and predictable revenues for the duration of the orders, there continues to be a significant risk that revenues can fluctuate from period to period. (See "Industry Factors" below.)

Gross Profit
------------
Gross profit increased to $2.42 million in the third quarter of fiscal 1999 from $978,000 in the third quarter of fiscal 1998. As a percent of sales, gross profit decreased to 40% in the third quarter of fiscal 1999 from 44% for the same period last year. Gross profit increased to $6.34 million or 41% of revenues in the nine months of fiscal 1999 from $2.37 million or 46% of revenues for the same period of fiscal 1998.

The gross profit margins for the third quarter and the nine months of fiscal 1999 resulted primarily from the mix of products. Revenues from large-scale PBB orders during the third quarter and the nine months of fiscal 1999 represented 67% and 60%, respectively, of total revenue for the periods. While large-scale orders for marketed drugs can provide significant revenues for the duration of the orders, they typically generate a lower gross profit margin than the sale of smaller quantities of the same PBB product during the drug discovery and clinical stages. The Company, however, continuously seeks to improve the gross profit margins of large-scale orders through process improvements and operating efficiencies.

Item  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Gross profit margins during the third quarter and nine months of fiscal 1998 resulted from a low level of revenues occasioned by the timing of orders. To a lesser extent, the mix of products also affected gross profit margins during these periods.

Operating Expenses
------------------
Research and development (R&D) and selling, general and administrative (SG&A) expenses were $444,000 in the third quarter of fiscal 1999 compared to $360,000 in the third quarter of fiscal 1998. As a percentage of sales, R&D and SG&A expenses decreased to 7% in the third quarter of fiscal 1999 from 16% in the same period of fiscal 1998 due to the higher level of revenues. R&D and SG&A expenses increased to $1.34 million for the nine months of fiscal 1999 from $1.08 million in fiscal 1998. As a percentage of sales, R&D and SG&A expenses decreased to 9% for the nine months of fiscal 1999 from 21% in the same period of fiscal 1998 due to the higher level of revenues. The increase in R&D for the nine months of fiscal 1999 reflected increases in staffing and staffing compensation. The increases in SG&A expense for the third quarter and nine months of fiscal 1999 principally reflected increases in staffing compensation and related payments.

Operating Income
----------------
Operating income increased to $1.98 million or 33% of revenues in the third quarter of fiscal 1999 from $618,000 or 28% for the same period last year. For the nine months of fiscal 1999 operating income increased to $5.0 million or 32% of revenues compared with $1.28 million or 25% for the nine months of fiscal 1998. The significant increase in operating income for the third quarter and nine months of fiscal 1999 reflected the substantial increase in revenues over prior periods.

Other Income
------------
The net other income of $65,000 for the third quarter of fiscal 1999 included $70,000 of interest earnings and $4,000 of interest expense. The net other income of $187,000 for the nine months of fiscal 1999 included $203,000 of interest earnings and $12,000 of interest expense. The $62,000 and $220,000 net other income in the third quarter and nine months of fiscal 1998, respectively, came primarily from interest earnings.

Net Income
----------
For the third quarter and nine months of fiscal 1999, the Company earned $2.04 million, and $5.18 million before income taxes, respectively. A provision for income taxes of $777,000 resulted in net income of $1.27 million for the third quarter and a provision for income taxes of $1.97 million resulted in net income of $3.21 million for the nine months of fiscal 1999. The Company's effective tax rate for the nine months of fiscal 1999 was 38% and for the nine months of fiscal 1998 was 36.5% reflecting a one time tax credit legislated by the State of Oregon.

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

While the Company has been selling PBBs for marketed drugs for several years, these sales have represented a relatively small portion of total revenue in the past. Revenues of PBBs for marketed drugs now represent a significant portion of total revenue for the first time in the Company's history. Sales of PBBs for marketed drugs provide an opportunity for continuing longer-term sales. Moreover, the size of the PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs remains subject to many uncertainties, including, without limitation, the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, with the longer-term, larger-scale orders, the Company expects increased competition to supply these PBBs, and industry cost pressures can also cause pharmaceutical companies to investigate alternative manufacturing processes which may not include PBBs as an intermediate.

Large-scale PBB orders for use in marketed drugs significantly increases the size and the term of the Company's current order base. Also, the likelihood of recurring revenue from reorders can be significantly higher for PBBs used in marketed drugs. Nevertheless, since the Company's revenues are composed of PBB sales in all three drug development stages, and since even sales of PBBs for marketed drugs are subject to cancellation or reduction, the Company is likely to continue to experience significant fluctuations in its quarterly results. Accordingly, the Company continues to lack a stable baseload of demand and an ability to predict future demand beyond its current order base.

Item  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had working capital of $10.97 million compared to $8.24 million at March 31, 1998. The Company's cash and cash equivalents at December 31, 1998 totaled $6.38 million. In addition, the Company had a $1 million bank line of credit of which there was no amount outstanding at December 31, 1998.

The increase in cash and cash equivalents to $6.38 million at December 31, 1998 from $4.98 million at March 31, 1998 reflected the higher level of sales for the period. The increase in accounts receivable to $2.36 million at December 31, 1998 from $1.47 million at March 31, 1998 reflected the higher level of sales during the quarter. The increase of inventory to $3.48 million at December 31, 1998 from $3.18 million at March 31, 1998 primarily resulted from restocking raw materials and the timing of production projects in work-in-process inventory.

The Company had approximately $1.65 million of capital expenditures for the nine months of fiscal 1999. Approximately $550,000 was spent for equipment and equipment upgrades in the existing plant and $1.10 million was spent for the second phase of the new plant expansion. The Company anticipates total capital expenditures for fiscal 1999 for the existing plant to be $800,000 and for the second phase of the new plant expansion to be $2.60 million for a total of $3.40 million Although the Company expects to be able to finance these capital expenditures from internal cash flow, it is also considering whether bank or similar financing would be preferable.

YEAR 2000

The Year 2000 ("Y2K") issue arose as the result of existing computer programs that use only the last two digits to refer to a year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results.

The Company has established a Y2K team consisting of its Chief Financial Officer and associates from the Finance and Administration, and Manufacturing Groups. The team has completed its assessment of the Company's information systems which support business applications. The Company utilizes packaged application strategies for these information systems functions. The Company believes that these information system components are current with all Y2K updates and changes recommended by the vendors, except for its manufacturing/accounting software package, a facility maintenance software package and an electronic data interface. The Company intends to install a Y2K compliant upgrade for the manufacturing/accounting software no later than the end of fiscal 1999 and for the facility maintenance software and the electronic data exchange during the summer of 1999. These information systems include enterprise software, operating systems, networking components, application and data servers, PC hardware and core office automation software. The Company's assessment of research and development, manufacturing processes and facility management systems is underway and is expected to be completed by the end of fiscal 1999. Based on current information, the Company believes that it will be able to

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

The Company's information technology budget for fiscal 1999 is $102,000, of which approximately 33% is allocated for the Company's Y2K program. These expenses will be paid out of revenues from operations. In fiscal 1999, the Company has already spent $9,000 and anticipates spending an additional $10,000 for computer hardware and software Y2K compliant upgrades or replacements. In addition, the Company is currently considering hiring a consultant to assist the Company in running Y2K compliance tests and the Company has budgeted $15,000 for this effort.

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



This Form 10-Q includes "forward-looking" information (as defined in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements.Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: the uncertain market for products, customer concentration, potential quarterly revenue fluctuations, the impact of competitive products and pricing, the impact of government regulation, product liability risks, technological change and increased costs associated with the Company's facility expansions. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended March 31, 1998, which are available from the Company without charge, for a further description of the risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.

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






                                        SYNTHETECH, INC.
                                         (Registrant)



Date:   February 11, 1999               /s/ M. Sreenivasan
                                        M. Sreenivasan
                                        President & C.E.O.



Date:   February 11, 1999              /s/Charles B. Williams
                                       Charles B. Williams
                                       Vice President, Finance
                                       and Administration, C.F.O.,
                                       Chief Accounting Officer