Form 10-K
period 1999-03-31
SYNTHETECH INC
filed 1999-06-10
CIK 749290

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K


                           (Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 1999

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

     Registrant's telephone number, including area code: 541/967/6575

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

As of May 24, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $49 million based upon $4.50 per share. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of the shares of the Company's Common Stock outstanding on May 24, 1999 was 14,251,630.

                        Table of Contents
                                                                        Page
PART I

Item 1 -  Business..................................................       1
Item 2 -  Properties................................................      10
Item 3 -  Legal Proceedings.........................................      10
Item 4 -  Submission of Matters To a Vote of Security Holders.......      11

PART II

Item 5 - Market for Registrant's Common Stock and Related Shareholder
         Matters....................................................      11
Item 6 - Selected Financial Data....................................      12
Item 7 - Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................      13
Item 7A- Quantitative and Qualitative Disclosure About Market Risk..      21
Item 8 - Financial Statements and Supplementary Data................      22
Item 9 - Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure..................................      39

PART III

Item 10- Directors and Executive Officers of the Registrant.........      39
Item 11- Executive Compensation.....................................      42
Item 12- Security Ownership of Certain Beneficial Owners and Management   48
Item 13- Certain Relationships and Related Transactions.............      49

PART IV

Item 14- Exhibits, Financial Statement Schedules and Reports on Form 8-K  50

Signatures                                                                52

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

GENERAL

Synthetech, Inc., an Oregon corporation (the "Company" or "Synthetech"), produces chemically modified naturally occurring and synthetic amino acids which it refers to as "Peptide Building Blocks" ("PBBs"). These PBBs are pharmaceutical intermediates which are purchased by major pharmaceutical companies, emerging biopharmaceutical companies and contract drug synthesis companies as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs. Using organic chemistry and biocatalysis techniques, the Company has the expertise and capacity to produce PBBs on a full cycle "grams to tons" production basis for use in all stages of drug development from initial discovery through approved, marketed drugs. Synthetech's PBBs are currently used in a wide range of peptide, peptidomimetic small molecule and other drugs under development and on the market for the treatment of AIDS, cancer, cardiovascular and other diseases.

MARKET OVERVIEW

The market for PBBs is driven by the market for the peptide, peptidomimetic small molecule and other drugs in which they are incorporated. Peptide drugs are chains of generally 3 to 50 amino acids and retain their peptide structure after completion of drug manufacturing. Since naturally occurring peptides in the human body regulate several of its complex biochemical systems, researchers have been investigating peptide drug candidates to determine their ability to regulate these systems to either promote health or hinder disease. With structures and characteristics similar to the body's own peptides and enzymes, peptide drugs generally are quite potent. Peptide drugs also tend to be administered through intravenous or other non-oral delivery paths. During clinical trials, PBB orders for these
candidates are typically multi-kilo in size.   At the  marketed
drug stage, orders for PBBs for these drugs can reach the tens of kilos to hundreds of kilos.

Researchers have also been investigating the combining one or more amino acids with other chemicals which are not amino acids to create drug candidates. These drug candidates are commonly referred to as peptidomimetic small molecule drugs since they exhibit peptide-like qualities in a smaller molecule which is not a defined sequence of amino acids. Peptidomimetic small molecule drugs typically are less potent than peptide drugs since the human body does not recognized them as peptides. They also often are able to be administered orally. During clinical trials, PBB orders for these candidates can be in the hundreds of kilos to low tons size. At the marketed drug stage, orders for PBBs for these drugs can reach the tons to tens of tons size.

The size of the peptide and peptidomimetic small molecule drug market is a function of the number of these drugs which are initially screened for therapeutic attributes, progress down the clinical trial path toward regulatory approval and, ultimately, are approved and marketed. The market size for any individual approved drug is affected by many factors, including, without limitation, size of the patient population addressed, efficacy level, level and frequency of side effects, method of drug delivery, cost and competing drugs. The size of the PBB market for peptide, peptidomimetic small molecule and other drugs is also a function of the quantities and varieties of PBBs necessary to produce these drugs. (See "Industry Factors" set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

STRATEGY

Synthetech's strategy is to emphasize a commitment to its customers from the early phases of drug discovery through clinical development in order to develop larger orders as the drugs receive regulatory approval. The two large-scale PBB orders in fiscal 1999 exemplified this strategy. The Company had supplied PBBs for both of these drugs since their early clinical development stages.

PRODUCT OVERVIEW

Peptide Building Blocks. PBBs are amino acids which have been chemically modified through organic chemistry and biocatalysis techniques to enable them to link with other amino acids or chemicals in a particular defined sequence. These PBBs are pharmaceutical intermediates and are used as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs. The amino acids which are transformed into PBBs may be either natural amino acids (that is, amino acids which occur in nature, including their chiral or "mirror image" form) or synthetic amino acids (that is, amino acids which have a side chain that does not occur in nature). Synthetech refers to the synthetic amino acids as "Specialty Amino Acids."

Since 1987, the Company has produced a wide range of natural amino acid PBB products. The Company has also developed and manufactures over three dozen Specialty Amino Acids. The Company uses a wide array of raw materials to produce PBBs. These materials generally are in adequate supply from multiple suppliers.

The Company has developed and scaled up process technology to produce this wide range of PBB products in a "grams to tons" scale. The Company continues to produce most bulk orders on an as-ordered basis. The Company also maintains small inventory quantities of many PBBs, permitting immediate deliveries.

At March 31, 1999, the dollar amount of backlog orders was $8.86 million, all of which the Company expects to ship during fiscal 2000. Over two-thirds of the backlog ($5.87 million) represents a diverse set of PBBs including several Specialty Amino Acids for a handful of drugs advancing through the clinical pipeline. The remaining balance of this backlog ($2.99 million) represents the final shipments under a discontinued large-scale order. (See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".) At March 31, 1998, the dollar amount of backlog orders was $11.28 million. This backlog included $7.40 million attributable to two large-scale orders.

In January 1990, the Company entered into supply and technology agreements with Biomeasure Incorporated, a Boston area biotechnology company and a subsidiary of Groupe Pharmaceutique Beaufour-Ipsen of France with several Specialty Amino Acids under development. Under the supply agreement, the Company has agreed to supply all of Biomeasure's requirements for a particular Specialty Amino Acid. This agreement continues from year to year unless terminated in writing by one of the parties. The Company and Biomeasure are also parties to a license agreement giving Biomeasure the option to receive a license to produce for its own use the Specialty Amino Acids which are the subject of the supply agreement between the parties. Under this license agreement, Biomeasure must pay certain royalty amounts based on any amount it produces.

MARKETING

The Company markets its products and capabilities through attendance at trade shows, listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and its Internet website. In addition, the Company maintains ongoing direct relationships with major pharmaceutical firms, emerging biopharmaceutical firms, contract drug synthesis firms and other firms which it believes might have a need for its products. The Company typically sells its products directly to its customers, although it uses sales representatives for some European sales and has often sold products to Japanese customers through chemical trading firms.

CUSTOMERS

Although the Company has several hundred customers in 25 countries, the Company expects that a few customers will continue to account for a significant portion of revenues each year. During fiscal 1999, the top 20 customers represented 96% of the Company's revenues. Of these twenty customers, ten were major pharmaceutical companies, four were emerging biopharmaceutical companies and six were contract drug synthesis companies. The Company had two 10% customers-F. Hoffman-La Roche, Ltd. and Pfizer, Inc.-which individually accounted for over 44% and 20%, respectively, of the Company's fiscal 1999 revenues.

For the fiscal years ended March 31, 1999, 1998, and 1997, sales to international customers were $6.45 million, $2.85 million and $4.14 million, respectively, accounting for approximately 28%, 34% and 32%, respectively, of the Company's total revenues. These sales were principally to Europe for fiscal 1999 and 1998, and to Europe and Japan for fiscal 1997. See Note J to Financial Statements.

COMPETITION

Because peptide and peptidomimetic small molecule drugs are relatively new, the market in the past for PBBs has been quite small -- with sales typically in the hundreds of kilos or smaller size. As a result, the PBB market has not attracted a significant amount of direct competition. As the market continues to grow with larger order sizes becoming more prevalent, the Company has begun to see more competition.

Current competition in multi-kilo quantities of natural amino acid based PBBs comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural PBBs have begun to attract a wider group of approximately a dozen domestic and international chemical companies. In the area of Specialty Amino Acids, the Company has competition on a selected product basis at the multi-kilo scale from approximately half a dozen fine chemical producers in Europe, Japan and the United States. Competition also increases for supplying PBBs for drug development programs that reach late clinical trials and move into approved status as a result of the increased quantities typically required at these stages and pharmaceutical company requirements to have second sources of material available. Many of the Company's competitors have technical, financial, selling and other resources available to them which are significantly greater than those available to the Company.

The principal methods of competition in the market for PBBs and other fine chemicals are quality, delivery responsiveness, customer service and price. The Company believes that it competes effectively in each of these areas. The Company also believes that its production of a wide range of products and quantities gives it a competitive advantage in the marketplace. In addition, the Company believes that pharmaceutical companies generally view internal production of PBBs as a misallocation of resources and, given a reliable source of a quality product, would rather obtain them from an outside supplier.

RESEARCH AND DEVELOPMENT

The Company's Research and Development Group is composed of seven people, of which three have graduate degrees in chemistry. The Company's research and development efforts focus on process development to support the Company's PBB product lines. In addition, the Group explores alternative scaleable routes for PBB production, especially for its Specialty Amino Acids.

During the fiscal years ended March 31, 1999, 1998, and 1997, the Company's research and development expenses were $338,000, $215,000 and $211,000, respectively. These figures, however, do not completely reflect the Company's research and development activity since substantial process development efforts have been associated with initial orders for new products and, accordingly, have been expensed as cost of sales associated with the product revenue rather than as a research and development expense. The Company estimates that its combined research and development effort (including effort directly associated with the sale of product) was approximately $450,000, $419,000 and $346,000 during the fiscal years ended March 31, 1999, 1998 and 1997, respectively.

EMPLOYEES

As of May 21, 1999, the Company employed 54 individuals. In addition to production, maintenance, materials handling and quality control personnel essential for a round-the-clock operation, the Company added technical and professional staff in various support functions during fiscal 1999. In keeping with the growing regulatory and compliance demands of the industry, Synthetech also added full-time coordinators in the areas of Quality Assurance and Environment, Health & Safety.

REGULATORY MATTERS

As   the  Company's  products  are  intermediates  sold  to  drug manufacturers, the Company has been generally unaffected by FDA regulation which is directed at the drug manufacturers. The

Company's customers do, however, typically conduct periodic reviews and audits of the Company's operations, including its inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. As some customers have begun to request the Company to manufacture and supply PBBs with additional processing, the Company expects these programs will often include more extensive documentation. The Company anticipates that the expenses of implementing these programs will increase in the future.

The Company's business is also subject to substantial regulation in the areas of safety, environmental control and hazardous waste management. Although the Company believes that it is in compliance with these laws, rules and regulations in all material respects, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. As additional and more extensive regulations are being added in these areas at the federal, state and local levels, the compliance costs will inevitably continue to increase. The operation of fine chemical manufacturing plants entails the inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and there can be no assurance that material costs and liabilities will not be incurred in the future because of an accident or other event resulting in personal injury or an unauthorized release of such substances to the environment. Also, the Company generates hazardous and other wastes which are disposed of at various off-site facilities. The Company may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities due to releases of such substances into the environment.

The  Company  estimates that in fiscal 1999 and fiscal  2000,  it
will   undertake   capital  expenditures   aggregating   $700,000
associated with air quality scrubbers, waste water handling and other environmental control facilities.

The   Company  maintains  property  damage  insurance,  liability insurance, environmental risk insurance, and product liability insurance.

PRODUCT LIABILITY

Use of the Company's products in pharmaceuticals and the subsequent testing, marketing and sale of such pharmaceuticals involves an inherent risk of product liability. There can be no assurance that claims for product liability will not be asserted against the Company or that the Company would be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company maintains product liability insurance with a $1 million limit. Also, the Company maintains an umbrella liability insurance policy with an additional $9 million of coverage.

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

Throughout its development during the 1980s, the Company also offered contract research services. These research services were typically provided to pharmaceutical clients and generally involved the development of biocatalytic processes (that is, chemical processes which are affected by the use of enzymes or micro-organisms). Since the end of fiscal 1990, the Company has phased out contract research services and does not anticipate receiving any significant revenue from research services in the
future.   By  the end of the 1980s, the Company, building  on
prior experience, began to focus on the production of PBBs and other fine chemicals for customers. With the successful completion of the two large-scale orders in fiscal 1999, the Company has emerged as a leading producer of PBBs capable of full-cycle "grams to tons" production.

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

     Uncertain  Market for Products; Customer Concentration;  and
Potential  Quarterly  Revenue  Fluctuations.   Historically,  the
Company has experienced from time to time substantial period-to-period revenue fluctuations reflecting the industry environment in which the Company has operated.  The market for PBBs is driven by the market for the synthetically manufactured peptide, peptidomimetic small molecule and other drugs into which they are
incorporated.   The drug development process is dictated  by  the
marketplace, drug companies and the regulatory environment.   The
Company   has   no   control  over  the  pace  of   peptide,
peptidomimetic small molecule and other drug development, which drugs get selected for clinical trials, which drugs are approved by the Food and Drug Administration ("FDA"), and, even if approved, the ultimate potential of such drugs.

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

     Industry Cost Factors. The market for PBBs is dependent on the market for pharmaceutical products. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government controls. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. Peptide and peptidomimetic small molecule drugs may not be considered cost effective, and reimbursement may not be available or sufficient to allow these drugs to be sold on a profitable basis. In addition, as cost pressures in the pharmaceutical industry have tightened, the cancellation rate for drug development programs has increased. Industry cost pressures can also cause pharmaceutical companies to investigate alternative drug manufacturing processes which may not include PBBs.

     Competition. In the past, the Company has not had a significant amount of direct competition for discovery and clinical trial stage drug development projects. The Company believes that this resulted from peptide and peptidomimetic small molecule drugs, particularly those which utilize synthetic amino acids, being relatively new and the market for PBBs relatively small. As the market has continued to grow with multi-ton order sizes becoming more prevalent, the Company has begun to see more competition. Current competition in the multi-kilo or smaller quantities of natural amino acid based PBBs comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural PBBs have begun to attract a wider group of domestic and international chemical companies. In the area of synthetic amino acid based PBBs, the Company has competition on a selective product basis from fine chemical producers in Europe and Japan.

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

     Potential Regulation. The PBBs produced by the Company are intermediate ingredients which are then processed by the companies to which they are sold, and are therefore currently not subject to the requirements of the FDA. The Company's customers do, however, typically conduct periodic reviews and audits of the Company's operations, including its inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. As some customers have begun to request the Company to manufacture and supply PBBs with additional processing, the Company believes that these programs will often become more extensive. Accordingly, the Company expects its compliance documentation efforts will continue to increase and anticipates that the expenses of implementing such programs will increase in the future. It is also possible that in the future that the Company may not be able to comply with the applicable documentation or such documentation may require substantial incremental expense for additional labor and capital.

     Product Liability. Use of the Company's products in pharmaceuticals and the subsequent testing, marketing and sale of such pharmaceuticals involves an inherent risk of product liability. Claims for product liability could be asserted against the Company and the Company may not be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company has purchased product liability insurance with a limit of $1 million. Also, the Company maintains an umbrella liability insurance policy with an additional $9 million of coverage.

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

     Manufacturing Capacity. As a manufacturer of PBBs, the Company will continually face risks regarding the availability and costs of raw materials and labor, the potential need for additional capital equipment, increased maintenance costs, plant and equipment obsolescence and quality control. In November 1997, the Company completed construction of an additional manufacturing facility on its site in Albany, Oregon. In this first phase, processing equipment was installed in two of the six bays. In May 1998, the Company announced its decision to install processing equipment in two additional bays and to construct additional warehouse, bulk storage and related facilities. The Company expects that this second phase will be completed in calendar 1999. Completion of the second phase at the new facility could be delayed and the existing facilities may not have sufficient capacity to meet the demand for the Company's products, particularly in the event that several of the peptide and peptidomimetic small molecule drugs for which the Company supplies PBBs simultaneously become commercially successful. A disruption in the Company's production or distribution could have a material adverse effect on the Company's financial results. In addition, the Company may not have sufficient demand to utilize the additional capacity.

     Risks of International Business.  Sales to customers outside
the   United  States  accounted  for  approximately  28%  of  the
Company's net sales during the fiscal year ended March 31,  1999.
The Company expects that international sales will continue to account for a significant percentage of net sales. The Company's business is and will be subject to the risks generally associated with  doing business internationally, including changes in demand
resulting   from   fluctuations  in   exchange   rates,   foreign
governmental regulation and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets. In addition, the Company's sale of its products is subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports in to other countries in which the Company's products may be sold. The Company is also subject to similar risks with respect to the importation of raw materials from foreign countries.

     Year 2000 Compliance. After review, the Company believes that its information systems which support business applications and its research and development, manufacturing processes and facility management systems currently are able to appropriately interpret the calendar year 2000 ("Y2K") and subsequent years or will be able to appropriately interpret Y2K and subsequent years after certain upgrades are completed by the Summer of 1999.
While the Company does not believe it to be the case, there is a risk that the Company's software applications will be unable to appropriately interpret such years despite the installation of these upgrades. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Y2K issue, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition.

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

The completion of this additional two-story production facility substantially increases the Company's capacity to produce PBBs and other fine chemicals. This facility has six production bays. Two of the bays are outfitted with manufacturing equipment and are in production. On May 28, 1998, the Company announced its decision
to  outfit  two  more  bays.   The  Company  expects  that  these
additional two bays will be completed during Summer 1999. The final two bays remain vacant and available for future expansion.

In the initial construction of the building and the build out of the bays, Synthetech has contracted with various third party providers. The Company has issued purchase orders to such providers with detailed specifications, services to be provided and the prices to be paid. The Company has received either limited or no written warranties by such third party providers and, therefore, may be limited in its ability to pursue remedies in the event that the new building has problems or other defects in the future. However, the building has been inspected by the City of Albany to verify that, as constructed, it meets all applicable building codes, including ADA, electrical, seismic, fire and hazardous occupancy. All specifications were reviewed by an independent third-party engineering firm selected by the City of Albany prior to approval of various construction permits.



                   ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.



                             PART II

        ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
                   RELATED SHAREHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market. The Company's common stock trading symbol is "NZYM." The following table sets forth the range of high and low sales prices for the Common Stock for the last two fiscal years as reported by Nasdaq.

                        Fiscal Year Ended March 31,
                        ---------------------------
                        1999                   1998

                  High        Low         High        Low
                  ----        ---         ----        ---
     First
     Quarter     $8.00       $6.00       $9.38       $6.25

     Second
     Quarter      7.00        3.38        7.88        5.19

     Third
     Quarter      7.13        3.38        6.88        5.25

     Fourth
     Quarter      6.50        4.00        6.38        4.50
___________________________

No dividends on the Company's Common Stock have been paid since inception and the Company does not anticipate that dividends will be paid in the foreseeable future. The number of record holders of Common Stock as of May 24, 1999 was 684.

                ITEM 6.  SELECTED FINANCIAL DATA

The following statements of income data for each of the five years ended March 31, 1999 and the selected balance sheet data as of March 31, 1995 through 1999, as set forth below, were derived from the Company's financial statements audited by Arthur Andersen LLP. The following data should be read in conjunction with "Item 8. Financial Statements And Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                           Year Ended March 31,
                                 1999     1998     1997     1996      1995
                                (in thousands, except per share data)

     STATEMENTS OF INCOME DATA:
     Revenues                  $ 23,133 $  8,321 $ 12,797 $  8,472  $  5,357

     Gross Profit                10,150    3,001    7,694    4,787     2,759
     Operating Income             8,341    1,611    6,248    3,737     1,816

     Net Income                $  5,418 $  1,221 $  4,112 $  2,574  $  1,415

     Basic Earnings Per Share     $0.38    $0.09    $0.30    $0.21     $0.12
     Diluted Earnings Per Share   $0.38    $0.09    $0.29    $0.19     $0.11


                                                   March 31,
                                 1999      1998     1997      1996      1995
                                                 (in thousands)

     BALANCE SHEET DATA:
     Working Capital          $ 12,110  $  8,237  $  9,242 $  8,157 $  3,574

     Total Assets               26,230    19,364    17,323   10,959    6,661
     Long-Term Debt                152       166       180        -        -
     Retained Earnings          14,349     8,931     7,710    3,598    1,024
     Shareholders' Equity     $ 23,027  $ 17,306  $ 15,797 $ 10,100 $  6,259

        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.

                               Percentage of Revenues
                             Fiscal Year Ended March 31,
                             ---------------------------
                               1999     1998      1997
                               ----     ----      ----
Revenues                      100.0%   100.0%    100.0%
Cost of Sales                  56.1%    63.9%     39.9%
                              ------   ------    ------
Gross Profit                   43.9%    36.1%     60.1%

Research and Development        1.5%     2.6%      1.6%
Selling, general and
 administrative                 6.4%    14.1%      9.7%
                              ------  -------   -------
Operating Income               36.0%    19.4%     48.8%

Other Income                    0.9%     3.7%      3.0%
Interest Expense               (0.1)%      -         -
                              ------   ------    ------
Income Before Income Taxes     36.8%    23.1%     51.8%

Provision for Income Taxes     13.5%     8.4%     19.7%
                              ------   ------    ------
Net Income                     23.3%    14.7%     32.1%
                              ======   ======    ======

Revenues
--------
Synthetech  revenues  were  $23.13  million,  $8.32  million  and
$12.80  million  in  fiscal 1999, fiscal 1998  and  fiscal  1997, respectively,  reflecting the unpredictability and potential  for significant  revenue fluctuations associated  with  the  industry environment  in which the Company operates. The 178% increase  in revenues  in fiscal 1999 as compared to fiscal 1998 and  the  35%
decrease  in  revenues in fiscal 1998 as compared to fiscal  1997 primarily  reflected the impact of large-scale  orders.  Revenues from  large-scale orders were $14.14 million, $2.17  million  and
$8.07  million  for  fiscal 1999, fiscal 1998  and  fiscal  1997, respectively.  In fiscal 1999, there were two large-scale  orders totaling  $10.18 million and $3.96 million of revenue during  the year.  These  two  PBB orders for marketed drugs  were  initially received  in  the  third quarter of fiscal 1998  and  represented
$879,000  and $1.29 million of the fiscal 1998 large-scale  order revenue. The fiscal


1997 large-scale order revenue was attributable to PBBs for three drugs in clinical trials. All revenues during fiscal 1999, fiscal
1998 and fiscal 1997 represented sales of PBBs.

Synthetech  had record revenues in fiscal 1999. Fiscal  1999  was also  the  first year in which PBB production for marketed  drugs represented  over  half  of  the Company's  annual  revenue.  The
Company  estimates that in fiscal 1999 approximately 63%  of  the
Company's  PBB sales went into marketed drugs, approximately  33%
went  into  drugs  in  clinical or late pre-clinical  trials  and approximately  4% went into drugs at the R&D or discovery  stage.
In  fiscal  1998  and  fiscal 1997, the  Company  estimates  that approximately  46%  and 11%, respectively, of the  Company's  PBB sales  went  into  marketed  drugs, approximately  41%  and  83%, respectively,  went into drugs in clinical or  late  pre-clinical trials  and  approximately 13% and 6%,  respectively,  went  into drugs at the R&D or discovery stage. These estimates are based on an  analysis of the Company's sales and information to the extent available from customers.

Synthetech's fiscal 1999 large-scale production confirmed the Company's capability to produce PBBs at the higher volumes often associated with marketed drugs. Combined with the Company's already well established production capability at the research and clinical testing stages, the Company has demonstrated a full cycle "grams to tons" production capability. This full cycle capability reinforces Synthetech's long-term growth strategy emphasizing a commitment to its customers from the early phases of discovery through clinical development and culminating in marketed drugs. In fact, the two fiscal 1999 large-scale orders exemplify this strategy: the Company had supplied PBBs for both of these drugs since their early clinical development stages.

The   level  of  Synthetech's  business  from  period  to  period continues  to  be unpredictable to a large extent.  Although  PBB sales associated with marketed drugs are more likely to provide a longer  term,  ongoing revenue stream than sales associated  with drugs  at  the  discovery  or  clinical  stage,  continuation  of customer  demand for PBBs associated with marketed drugs  remains
subject   to   various  market  conditions,  including,   without
limitation,  potential  use of alternative manufacturing  routes, competition  from  other suppliers of PBBs and  continued  market demand  for  the  drug.  For example, the customer  to  whom  the
Company  shipped  $10.18 million in fiscal 1999  PBB  orders  has advised the Company that it is adopting an alternative lower-cost manufacturing route not using Synthetech's PBB.  Synthetech  does not  expect  any additional orders for this product from this customer  after  the current  order is completed by the summer of
1999.   Accordingly, while large-scale orders for  marketed  drugs
can   provide significant  and  predictable revenues for the
duration  of  the orders,  there  continues to be a significant risk that  revenues can  fluctuate  from  period  to period.
The  timing  of  order placement also affects the Company's revenues.
The other large-scale customer placed its fiscal 1999 PBB orders to
coincide  with  its  own  drug  production  schedule.   While Synthetech
believes that it will receive additional orders  from this  customer, the timing and extent of the customer's next drug production  campaign, and thus the order for PBBs, has  not  been finalized.

With  this industry environment, it is difficult to predict  with certainty the level of future business. Nevertheless, the Company
has   a   sizable   backlog  of  PBB  orders   of   approximately
$8.86  million  at  March 31, 1999. Less than  a  third  of  this backlog ($2.99 million) represents the final shipments under  the discontinued  large-scale order discussed above. The  balance  of the  backlog  ($5.87 million) represents a diverse  set  of  PBBs including  several  novel PBBs for a handful of  drugs  advancing through the clinical pipeline. If these continue to progress and


Synthetech remains a primary PBB supplier, they could have significant future business potential. There are, however, many factors, most of which are outside the control of the Company, affecting the success of these drug candidates and Synthetech's involvement. (See "Industry Factors" below.)

Gross Profit
------------
Gross  profit was $10.15 million, $3.00 million and $7.70 million in  fiscal 1999, fiscal 1998 and fiscal 1997, respectively.  This reflects  a 238.0% increase in gross profit in fiscal  1999  from fiscal 1998, and a 61.0% decrease in gross profit in fiscal  1998 from  fiscal  1997.  As  a percentage of revenues,  gross  profit margins  were 43.9%, 36.1% and 60.1% in fiscal 1999, fiscal  1998 and fiscal 1997, respectively.

The  gross profit margins for fiscal 1999 resulted primarily from the  mix  of products (i.e., type and volume of products sold  as individual  orders)  and  this  year's  closely  associated  high revenue  levels.  Revenues  from large-scale  PBB  orders  during fiscal  1999  represented 61.1% of total revenue for the  period.
While   large-scale  orders  for  marketed  drugs   can   provide
significant  revenues  for  the  duration  of  the  orders,  they typically generate a lower gross profit margin than the  sale  of smaller  quantities  of  the same PBB  product  during  the  drug discovery and clinical stages. The Company, however, continuously seeks  to improve the gross profit margins of large-scale  orders through process improvements and operating efficiencies.

Gross  profit margins for fiscal 1998 reflected a combination  of
factors:   a low level of revenues resulting from the absence  of
large-scale projects until the end of the third quarter of fiscal
1998; the increased manufacturing overhead costs as the new plant facility  came online in fiscal 1998; costs associated  with  the start up and early process development at the new plant facility;
and the product mix in fiscal 1998.

Fiscal 1997 gross profit margins reflected significant revenue levels, a high margin product mix and the lower manufacturing overhead costs prior to the new plant facility coming online.

The Company expects revenues and product mix to continue to fluctuate from period to period and cause variation in gross profit margins.

Operating Expenses
------------------
Research and development (R&D) expense increased to $338,000,  or
1.5%  of sales, in fiscal 1999, from $215,000, or 2.6% of  sales, in  fiscal  1998.  R&D expense was $211,000, or 1.6%,  in  fiscal
1997.  These  figures,  however, do not  completely  reflect  the
Company's  research  and development activity  since  substantial process  development  efforts have been associated  with  initial orders  for new products and, accordingly, have been expensed  as cost of sales associated with the product revenue rather than  as a  research  and development expense. The Company estimates  that its  combined  research and development effort (including  effort directly  associated with the sale of product) was  approximately
$450,000,  $419,000  and $346,000 during the fiscal  years  ended
March 31, 1999, 1998 and 1997, respectively.

Selling,   general   and  administrative   (SG&A)   expense   was
$1.47  million, $1.18 million and $1.24 million in  fiscal  1999, fiscal  1998 and fiscal 1997, respectively. The increase in  SG&A in  fiscal  1999  from fiscal 1998 primarily reflected  increased labor costs (as described below) and


payments  made  under an agreement with a former officer  of  the
Company.  The  decrease in SG&A in fiscal 1998 from  fiscal  1997 primarily reflected a reduced employee bonus pool in fiscal  1998 as  the staffing level in this area remained relatively constant.
SG&A as a percentage of sales was 6.4%, 14.1% and 9.7% for fiscal
1999, fiscal 1998 and fiscal 1997, respectively.

Operating Income
----------------
Operating income was $8.34 million in fiscal 1999, $1.61  million in  fiscal 1998 and $6.25 million in fiscal 1997. In fiscal 1999,
Company-wide  labor  costs (including the  employee  bonus  pool)
(hereinafter  "labor  costs") increased  to  $2.48  million  from
$1.50  million in fiscal 1998. Commencing in the second  half  of fiscal  1998  and  continuing in fiscal 1999, the  Company  hired additional  employees in connection with its plant expansion  and overall  Company growth. The increase in labor  costs  in  fiscal
1999  reflected this hiring program. In addition,  the  Company's fiscal 1999 employee bonus pool was significantly higher than the fiscal year 1998 pool, reflecting fiscal 1999's record results.

Fiscal 1998 labor costs of $1.5 million were less than the $1.82 million of labor costs in fiscal 1997. While the Company hired additional employees during fiscal 1998 in connection with its plant expansion, the reduction in the employee bonus pool paid during fiscal 1998 as compared to fiscal 1997 more than offset the hiring increase, causing the net reduction in labor costs.

As a percentage of revenues, operating income was 36.0% in fiscal
1999, 19.4% in fiscal 1998 and 48.8% in fiscal 1997.

Other Income
------------
The  $215,000 net other income in fiscal 1999 resulted  primarily from $275,000 of interest earnings less miscellaneous expenses of
$60,000.  The $312,000 net other income in fiscal 1998  primarily resulted  from  $294,000  of  interest  earnings  and  a  $25,000 recognized gain from the sale of securities available  for  sale.
The  $385,000 net other income in fiscal 1997 primarily  resulted from $376,000 of interest earnings.

Near the end of fiscal 1997, the Company incurred $194,000 in wastewater system development charges assessed by the City of Albany in connection with the Company's plant expansion. This fee plus interest on the unpaid portion is payable in monthly payments of approximately $2,500 through February 2008.

Net Income
----------
In  fiscal  1999, the Company earned $8.54 million before  income taxes. A provision for income taxes of $3.12 million resulted  in net  income of $5.42 million. In fiscal 1998, the Company  earned
$1.92  million before income taxes. A provision for income  taxes of  $702,000 resulted in net income of $1.22 million.  In  fiscal
1997,  the  Company earned $6.63 million before income  taxes.  A provision  for  income  taxes of $2.52 million  resulted  in  net income  of $4.11 million. The effective tax rates for the Company were  relatively flat between years at 36.5%, 36.5%  and  38%  in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.


INDUSTRY FACTORS

The market for PBBs is driven by the market for synthetically manufactured peptide, peptidomimetic small molecule and other drugs in which they are incorporated. The drug development process for these drugs is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of these drug development efforts, which drugs get selected for clinical trials, which drugs are approved by the FDA and, even if approved, the ultimate market potential of such drugs.

The three stages of the drug development process include: R&D or discovery stage, clinical trial stage and marketed drug stage.
Synthetech's customers can spend years researching and developing new drugs, taking only a small percentage to clinical trials and fewer yet to commercial market. A substantial amount of the activity continues to occur at the earlier stages of research and development and clinical trials. The market for peptide and peptidomimetic small molecule drugs is still very early in development.

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

The   size  of  the  PBB  orders  for  marketed  drugs   can   be
substantially  larger  than those for the discovery  or  clinical trial  stages. Sales of PBBs for marketed drugs can also  provide an  opportunity  for  continuing  longer-term  sales.  While  not subject to the same high cancellation rate faced by discovery and clinical  trial stage drug development programs, the  demand  for
the   approved   drugs,   however,  remains   subject   to   many
uncertainties, including, without limitation, the drug price, the drug  side  effects and the existence of other  competing  drugs.
These  factors, which are outside of the control of the  Company, will  affect  the  level  of  demand for  the  drug  itself  and, therefore, the demand for PBBs. Also, industry cost pressures can cause  pharmaceutical companies to explore and, as was  the  case with  one of the fiscal 1999 large-scale orders, ultimately adopt alternative  manufacturing processes which  do  not  include  the
Company's PBBs as an intermediate. Finally, with the longer-term, larger-scale orders, the Company expects increased competition to supply these PBBs.

Accordingly, these industry factors create an inability  for  the
Company  to predict future demand beyond its current order  base.
Until  the  Company  develops a stable baseload  of  demand,  the
Company   is   likely  to  continue  to  experience   significant
fluctuations in its quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

At   March   31,  1999,  the  Company  had  working  capital   of
$12.11  million compared to $8.24 million at March 31, 1998.  The
Company's  cash  and cash equivalents at March 31,  1999  totaled
$7.47  million, a $2.49 million increase from the March 31,  1998 level.  This  increase  reflected the higher  level  of  revenues during fiscal 1999 compared to fiscal 1998.  The Company does not invest in derivative securities.  Capital expenditures associated with  phase two of the plant expansion and upgrades  to  the existing plant were more than offset by cash from operations in fiscal 1999. Looking forward to fiscal 2000, the Company expects its capital expenditures to be similar to the fiscal 1999 level and, accordingly, the change to its working capital position in fiscal 2000 will be largely affected by the level of cash provided by operating activities. In addition, the Company has a $1,000,000 unsecured bank line of credit. As of March 31, 1999 there was no amount outstanding under the bank line.

The increase in accounts receivable to $3.41 million at March 31,
1998,  from $1.47 million at March 31, 1998, reflected the higher level  of  revenues in the fourth quarter of fiscal 1999 compared to the fourth quarter in the prior year. The increase in accounts payable to $1.53 million at March 31, 1999 from $672,000 at March
31,  1998  was  primarily  the result of expenditure  commitments related  to the second phase of the plant expansion and increased raw  material  purchases. The decrease  in  deferred  revenue  to
$44,000  at  March  31,  1999 from $247,000  at  March  31,  1998 resulted from shipments against customer advance payments.

In  November 1997, the Company completed the 20,000 square  foot, two-story  new building plant expansion project. In this  initial phase, the Company completed the building structure and built out
two   of  the  six  production  bays.  The  overall  engineering, construction  and equipment costs for this project  spanning  one and one-half years were approximately $8.23 million. In the first quarter  of fiscal 1999, the Company announced that its Board  of
Directors  had  approved a $5 million second-phase  expansion  to outfit  two  more  bays  of the new plant  with  four  additional multipurpose  reactor  systems and to construct  warehouse,  bulk storage and related facilities. During fiscal 1999, the Company's capital  expenditures were $3.47 million, $2.80 million of  which were  for the second phase plant expansion and $674,000  for  the existing plant and equipment upgrades.

During fiscal 2000, the Company estimates that $2.2 million  will be  used to complete the second-phase plant expansion and  up  to
$1.3  million  will  be  used for existing  plant  and  equipment
upgrades.   The   Company  expects  to  finance   these   capital
expenditures from operating cash flow and reserves and  does  not anticipate a need for any new debt or equity financing.

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

The  Company  has  established a  Y2K  team  lead  by  its  Chief
Financial Officer. The team has completed its assessment  of  the
Company's    information   systems   which    support    business
applications.   The   Company   utilizes   packaged   application
strategies  for these information systems functions. The  Company believes  that  these information system components  are  current with  all  Y2K  updates and changes recommended by  the  vendors.
These  information systems include enterprise software, operating systems, networking components, application and data servers, PC hardware and core office automation software. The team has also
completed   its   assessment  of  the  Company's   research   and
development,  manufacturing  processes  and  facility  management systems.  The Company believes that these systems and  components are  current,  or  will be current by the end of September  1999, with all Y2K updates and changes recommended by the vendors.  The
Company  is  undertaking a Y2K supplier and  customer  assessment program.  It  is in the process of contacting key  suppliers  and customers to determine the level of their Y2K readiness.

The Company's information technology expenditures for fiscal 1999 were $90,000, of which approximately 22% related to the Company's
Y2K  program.  These  expenses were paid  out  of  revenues  from operations.  In connection with its responsibility to undertake a
Y2K  program,  the  Company has hired an  outside  consultant  to provide  limited advice to the Company's Y2K team  and  Board  of
Directors  on the Company's Y2K program.  The Company has   hired
another  outside consultant to assist the Company's Y2K  team  in developing and running certain Y2K on-site testing protocols. The
Company  expects that these activities will be completed  by  the
end   of   Summer  1999  and  has  budgeted  $20,000  for   these
consultants.

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

It should also be noted that there have been predictions of failures of key components in the transportation infrastructure due to the Y2K issue. It is possible that there could be delays in rail, over-the-road and air shipments due to failure in transportation control systems. Investigation and validation of the world's transportation infrastructure is beyond the scope and the resources of the Company. Investors should use their own awareness of the issues in the nations' infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

The failure to correct a material Y2K problem could result in  an interruption  in,  or  a  failure  of,  certain  normal  business activities  or  operations. Such failures  could  materially  and adversely  affect the Company's results of operations,  liquidity and  financial condition. Due to the general uncertainty inherent in the Y2K issue, resulting in part from the uncertainty of the
Y2K readiness of third-party suppliers and customers, the Company is  unable to determine at this time whether the consequences  of
Y2K failures will have a material impact on the Company's results of  operations, liquidity or financial condition.  The  Company's
efforts   to  help  ensure  Y2K  preparedness  are  expected   to
significantly reduce the Company's level of uncertainty about the
Y2K  issue. The Company believes that, with completion  of  the above-mentioned system upgrades and testing, the  possibility  of significant interruptions of normal operations should be reduced.

During the Summer of 1999, Company intends to determine whether, and to what extent, to develop contingency plans in regard to Y2K issues. the Company expects to have completed any contingency plans that it decides to undertake by the end of Fall 1999.



     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                           MARKET RISK

Not applicable.



      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                      Index                                             Page
                      -----                                             ----
Report of Independent Public Accountants for the years ended
 March 31, 1999, 1998 and 1997.....................................      23

Financial Statements:

  Balance Sheets as of March 31, 1999 and 1998.....................      24

  Statements of Income for the years ended March 31, 1999,
   1998 and 1997...................................................      26

  Statements of Shareholders' Equity and Comprehensive Income for
   the years ended March 31, 1999, 1998 and 1997...................      27

  Statements of Cash Flows for the years ended March 31, 1999, 1998,
   and 1997........................................................      28

Notes to Financial Statements:

  Note A - General and Business....................................      29

  Note B - Summary of Significant Accounting Policies..............      29

  Note C - Inventories.............................................      32

  Note D - Property, Plant and Equipment...........................      32

  Note E - Income Taxes............................................      33

  Note F - Line of Credit..........................................      33

  Note G - Note Payable............................................      34

  Note H - Shareholders' Equity....................................      34

  Note I - 401(k) Profit Sharing Plan..............................      37

  Note J - Segment Information.....................................      38


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Synthetech, Inc.:

We  have  audited the accompanying balance sheets of  Synthetech,
Inc.  (an Oregon corporation) as of March 31, 1999 and 1998,  and the  related  statements  of  income,  shareholders'  equity  and comprehensive income, and cash flows for each of the three  years in  the  period ended March 31, 1999.  These financial statements
are   the  responsibility  of  the  Company's  management.    Our
responsibility  is  to  express an  opinion  on  these  financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.


Arthur Andersen LLP
Portland, Oregon,
May 14, 1999


                                       SYNTHETECH, INC.

                                        BALANCE SHEETS
                                       ----------------


At March 31,                                    1999            1998
------------                                    ----            ----
 ASSETS
------------
CURRENT ASSETS:
  Cash and cash equivalents                  $ 7,470,000     $ 4,976,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000 for
    1999 and 1998                              3,414,000       1,470,000
  Inventories                                  3,359,000       3,184,000
  Prepaid expenses                               284,000         196,000
  Deferred income taxes                          133,000          70,000
  Other current assets                             5,000          24,000
                                            ------------    ------------
    TOTAL CURRENT ASSETS                      14,665,000       9,920,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net   11,561,000       9,439,000

OTHER ASSETS                                       4,000           5,000
                                            ------------    ------------
    TOTAL ASSETS                            $ 26,230,000    $ 19,364,000
                                            ============    ============
See Notes to Financial Statements.

                                        SYNTHETECH, INC.

                                         BALANCE SHEETS
                                        ----------------

At March 31,                                    1999           1998
-------------------------------------           ----           ----
 LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
CURRENT LIABILITIES:
  Current portion of note payable          $     15,000    $    14,000
  Accounts payable                            1,543,000        672,000
  Accrued compensation                          375,000        221,000
  Deferred revenue                               44,000        247,000
  Accrued income taxes                          561,000        514,000
  Other accrued liabilities                      17,000         15,000
                                            -----------     ----------
    TOTAL CURRENT LIABILITIES                 2,555,000      1,683,000

DEFERRED INCOME TAXES                           496,000        209,000

NOTE PAYABLE, net of current portion            152,000        166,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value;
   authorized 100,000,000 shares; issued
   and outstanding, 14,252,000 and
   14,143,000 shares                             14,000         14,000
  Paid-in capital                             8,740,000      8,467,000
  Deferred  compensation                        (76,000)      (106,000)
  Retained earnings                          14,349,000      8,931,000
                                           ------------    -----------
    TOTAL SHAREHOLDERS' EQUITY             $ 23,027,000   $ 17,306,000
                                           ------------   ------------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                  $ 26,230,000   $ 19,364,000
                                           ============   ============
See Notes to Financial Statements.

                                         SYNTHETECH, INC.

                                       STATEMENTS OF INCOME
                                       --------------------

For The Year Ended March 31,       1999             1998           1997
                                   ----             ----           ----

REVENUES                       $ 23,133,000     $  8,321,000    $ 12,797,000
COST OF SALES                    12,983,000        5,320,000       5,103,000
                               ------------     ------------    ------------
GROSS PROFIT                     10,150,000        3,001,000       7,694,000
                               ------------     ------------    ------------

Research and development            338,000          215,000         211,000
Selling, general and
 adminsitrative                   1,471,000        1,175,000       1,235,000
                               ------------     ------------     -----------
OPERATING EXPENSE                 1,809,000        1,390,000       1,446,000
                               ------------     ------------     -----------
OPERATING INCOME                  8,341,000        1,611,000       6,248,000

OTHER INCOME, net                   215,000          312,000         385,000
INTEREST EXPENSE                    (17,000)               -          (1,000)
                               ------------     ------------     -----------
INCOME BEFORE INCOME TAXES        8,539,000        1,923,000       6,632,000

PROVISION FOR INCOME TAXES        3,121,000          702,000       2,520,000
                               ------------     ------------      ----------
NET INCOME                     $  5,418,000     $  1,221,000    $  4,112,000
                               ============     ============    ============

BASIC EARNINGS PER SHARE              $0.38            $0.09           $0.30
                                      =====            =====           =====

DILUTED EARNINGS PER SHARE            $0.38            $0.09           $0.29
                                      =====            =====           =====
See Notes to Financial Statements.

                                         SYNTHETECH, INC.

                 STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                 -----------------------------------------------------------

                                                                EMPLOYEE
                                                                  NOTES
                                    COMMON STOCK                RECEIVABE   CUMULATIVE
                                -------------------  PAID-IN   & DEFERRED  COMPREHENSIVE RETAINED
                                 SHARES      AMOUNT   CAPITAL  COMPENSATION INCOME(LOSS) EARNINGS      TOTAL
                                ----------   ------- ---------- ----------  ----------- ----------  -----------    -----------
BALANCE, March 31, 1996         13,475,000   $13,000 $6,589,000 ($130,000)    $30,000   $3,598,000  $10,100,000
                                                                                                      ---------
Unrealized loss on securities
 available for sale                      -       -            -         -     (14,000)           -      (14,000)
Net income                               -       -            -         -           -    4,112,000    4,112,000
                                                                                                      ---------
Comprehensive income                     -       -            -         -           -            -    4,098,000
Issuance of stock for the
 exercise of stock options         260,000   1,000      322,000         -           -            -      323,000
Issuance of stock for the
 exercise of stock warrants        125,000       -      228,000         -           -            -      228,000
Issuance of below-market stock
 options                                 -       -      284,000   (284,000)         -            -            -
Amortization of deferred
 compensation                            -       -            -    125,000          -            -      125,000
Payment on employee note
 receivable                              -       -            -     50,000          -            -       50,000
Income tax benefit of exercise
 of stock warrants                       -       -      216,000          -          -            -      216,000
Income tax benefit of
 disqualifying dispositions              -       -      657,000          -          -            -      657,000
                                ----------  ------    ---------   --------     ------    ---------   ----------
BALANCE, March 31, 1997         13,860,000  14,000    8,296,000   (239,000)     16,000    7,710,000  15,797,000
                                                                                                    ----------
Realized loss on securities
 available for sale                      -        -            -          -    (16,000)           -     (16,000)
Net income                               -        -            -          -          -    1,221,000   1,221,000
                                                                                                      ---------
Comprehensive income                     -        -            -          -          -             -   1,205,000
Issuance of stock for the
 exercise of stock options         283,000        -      280,000          -          -             -     280,000
Issuance of below-market stock
 options                                 -        -       21,000    (21,000)         -             -           -
Amortization of deferred
 compensation                            -        -            -    124,000          -             -     124,000
Payment on employee note
 receivable                              -        -            -     30,000          -             -      30,000
Revision on estimate of income
 tax benefit on disqualifying
 dispositions                            -         -    (207,000)         -           -             -   (207,000)
Income tax benefit of
 disqualifying dispositions              -         -      40,000          -           -             -     40,000
Income tax benefit of non-
 qualified option exercises              -         -      37,000          -           -             -     37,000
                              -------------  -------    ---------   ---------   --------     ---------  ----------
BALANCE, March 31, 1998       14,143,000    14,000    8,467,000   (106,000)         -     8,931,000  17,306,000

Net Income                             -         -            -          -          -     5,418,000   5,418,000
Issuance of stock for the
 exercise of stock options       109,000         -       36,000          -          -             -      36,000
Issuance of below-market stock
 options                               -         -       90,000    (90,000)         -             -           -
Amortization of deferred
 compensation                          -         -            -    120,000          -             -     120,000
Income tax benefit of
 disqualifying dispositions            -         -       83,000          -          -             -      83,000
Income tax benefit of non-
 qualified option exercises            -         -       64,000          -          -             -      64,000
                              ----------   -------   ----------   --------  ---------   ----------- -----------
BALANCE, March 31, 1999       14,252,000   $14,000   $8,740,000   ($76,000) $       -   $14,349,000 $23,027,000
                              ==========   =======   ==========   ========= =========   =========== ===========
See Notes To Financial Statements.

                                      SYNTHETECH, INC.

                                   STATEMENT OF CASH FLOWS
                                   -----------------------

For The Year Ended March 31,                    1999       1998       1997
--------------------------------------          ----       ----       ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                    $5,418,000 $1,221,000 $4,112,000
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation, amortization and
     other                                     1,351,000  1,014,000    268,000
    Amortization of deferred compensation        120,000    108,000    105,000
    Accrued interest on securities
     available for sale                                -          -      9,000
    Realized gain on securities
     available for sale                                -    (25,000)   (10,000)
    Provision for deferred income taxes          224,000    127,000     61,000
     (Increase) decrease in assets:
      Accounts receivable, net                (1,944,000)  (775,000)   660,000
      Inventories                               (175,000)(1,297,000)    37,000
      Prepaid expenses                           (88,000)   (32,000)   (93,000)
      Income tax receivable                            -    798,000   (646,000)
      Other assets                                19,000    (20,000)    (1,000)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
       liabilities                             1,074,000    201,000    470,000
      Deferred revenue                          (203,000)   203,000    (54,000)
                                               ---------   --------   --------
        Net cash provided by operating
         activities                            5,796,000  1,523,000  4,918,000
                                               ---------  ---------  ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases    (3,472,000)(4,089,000)(5,079,000)
   Proceeds from sale of securities
    available for sale and redemption
    of securities available for sale                   -    635,000    380,000
   Employee notes receivable                           -     30,000     50,000
                                               ---------  ---------  ---------
    Net cash used by investing activities     (3,472,000)(3,424,000)(4,649,000)
                                               ---------  ---------  ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term
    debt obligations                             (13,000)   (13,000)    (1,000)
   Proceeds from stock option exercises
    and disqualifying dispositions               183,000    150,000    979,000
   Proceeds from stock warrant exercises,
    including tax benefit                              -          -    444,000
                                              ---------- ----------  ---------
    Net cash provided by financing activities    170,000    137,000  1,422,000
                                              ---------- ----------  ---------
 NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                             2,494,000 (1,764,000) 1,691,000
 CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                      4,976,000  6,740,000  5,049,000
                                              ---------- ----------  ---------
 CASH AND CASH EQUIVALENTS AT END OF YEAR     $7,470,000 $4,976,000 $6,740,000
                                              ========== ========== ==========
 NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Unrealized loss on securities available
    for sale                                           -          -    $14,000
   Issuance of stock options at below fair
    value                                        $90,000    $21,000   $284,000
   Issuance of note payable for capital
    improvement                                        -          -   $194,000
   Mature shares exchanged for the exercise
    of stock options                            $401,000   $480,000   $112,000

See Notes to Financial Statements.

                        SYNTHETECH, INC.
                  NOTES TO FINANCIAL STATEMENTS

NOTE A.   GENERAL AND BUSINESS

          Synthetech, Inc., an Oregon corporation, specializes in developing and producing Peptide Building Blocks
          (PBBs), which are chemically modified forms of natural amino acids and synthetic non-natural amino acids (Specialty Amino Acids) using a combination of organic chemistry and biocatalysis. The Company's PBBs are used by pharmaceutical companies to make a wide range of peptide-based drugs under development and on the market for the treatment of AIDS, cancer, cardiovascular and other diseases. The Company has established a worldwide reputation in a unique product and technology area as a leading supplier for all phases of the drug development cycle from discovery through market launch.

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

          Securities Available for Sale: In February 1998, the Company sold the last of its securities available for sale. Any unrealized gains or losses have been reflected as a separate component of shareholders' equity in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115.

          Property,  Plant  and Equipment:  Property,  plant  and
          equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over seven to forty years for buildings and land improvements, and five to seven years on all other property. When property is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

          Revenue Recognition: Sales of products are recognized when products are shipped and title and risk of loss have been passed to the customer. The Company has not experienced any significant history of sales returns and thus, no reserve for sales returns has been provided.

          Research   and   Development   Costs:    Research   and
          development costs are expensed as incurred.

          Other Assets: Other assets primarily represent patent costs, which are amortized over the useful life of the patent.

          Earnings Per Share: Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. The following is a reconciliation of the shares used to calculate basic earnings per share and diluted earnings per share:

                                             1999        1998       1997
                                             ----        ----       ----
          Weighted average shares
           outstanding for basic EPS       14,200,399  13,921,164  13,659,927

          Dilutive effect of common stock
           options issuable under treasury
           stock method                        57,708     149,809     457,114
                                           ----------  ----------  ----------
          Weighted average common and
           common equivalent shares
           outstanding for diluted EPS     14,258,107  14,070,973  14,117,041
                                           ==========  ==========  ==========

          The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                               1999        1998      1997
                                               ----        ----      ----
          Common stock options
           outstanding                        523,800     482,300           -

          Supplemental cash flow disclosures are as follows:

            Cash Paid During The Year For:

                                    1999        1998       1997
                                    ----        ----       ----
          Income Taxes           $2,702,000  $  419,000  $2,232,000
          Interest               $   17,000  $   17,000  $    1,000


NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          New Accounting Pronouncements:

          Comprehensive Income: In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires companies to report a measure of all changes in equity except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The source of comprehensive income for the Company, other than net income, is losses on marketable securities available for sale. The Company has elected to disclose comprehensive income in the Statements of Shareholders' Equity and Comprehensive Income. Prior years have been restated to conform to the requirements of SFAS No. 130.

          Segment Reporting: The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended March 31, 1999. Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in one segment.

          Derivative Reporting: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for all derivative instruments. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS No. 133 will have no impact on the Company's financial position or results of operations.


          Reclassifications: Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation.

NOTE C.   INVENTORIES

          Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) basis.
          Cost utilized for inventory purposes include labor, material, and manufacturing overhead.

          The major components of inventories are as follows:

                                            March 31,
                                            ---------
                                       1999           1998
                                       ----           ----
          Finished products        $ 1,206,000    $ 1,009,000
          Work-in-process              824,000      1,033,000
          Raw materials              1,329,000      1,142,000
                                   -----------    -----------
                                   $ 3,359,000    $ 3,184,000
                                   ===========    ===========

NOTE D.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following:

                                              March 31,
                                              ---------
                                         1999           1998
                                         ----           ----
          Land                      $     91,000   $     91,000
          Buildings                    4,446,000      4,340,000
          Machinery and equipment      7,293,000      6,277,000
          Laboratory equipment           400,000        338,000
          Furniture and fixtures         283,000        176,000
          Vehicles                       132,000         84,000
          Construction in progress     2,600,000        468,000
                                      ----------     ----------
                                      15,245,000     11,774,000
          Less:
          Accumulated depreciation     3,684,000      2,335,000
                                    ------------   ------------
                                    $ 11,561,000   $  9,439,000
                                    ============   ============

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

          The  provision for income taxes in fiscal 1999,  fiscal
          1998 and fiscal 1997 included a deferred tax provision of $224,000, $127,000 and $61,000, respectively.

          Total deferred tax assets and liabilities at March 31, 1999 were $133,000 and $496,000, respectively. Total deferred tax assets and liabilities at March 31, 1998, were $70,000 and $209,000, respectively. Individually significant differences included book/tax depreciation differences which were recorded as a deferred tax liability of $496,000 and $209,000 at March 31, 1999 and March 31, 1998, respectively.

          The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

                                        1999      1998     1997
                                        ----      ----     ----
          Statutory federal tax rate    34.0%     34.0%    34.0%
          State taxes                    4.4%      2.5%     4.4%
          Foreign sales corporation
           benefit                      (0.6)%    (1.5)%   (1.5)%
          Other                         (1.3)%     1.5%     1.1%
                                        -----     -----    -----
          Effective tax rate            36.5%     36.5%    38.0%
                                        =====     =====    =====


NOTE  F.  LINE OF CREDIT

          The Company has a line of credit available with a bank in the amount of $1 million with an applicable interest rate equal to the bank's prime lending rate which was 7.75% at March 31, 1999. There were no amounts outstanding under this loan at the end of the fiscal year. This line of credit is renewable on August 26, 1999.

NOTE G.   NOTE PAYABLE

          In 1997, the Company entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with the Company's plant expansion. The note bears interest of 9.0% and is due in monthly installments of $2,459 through February 2007. The note is secured by the Company's property, plant and equipment.

NOTE H.   SHAREHOLDERS' EQUITY

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

          In July 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, the Company declared a dividend of one common share purchase right (a "Right") for each outstanding share of common stock outstanding at the close of business on August 4, 1998. The Rights are attached to, and automatically trade with, the outstanding shares of the Company's common stock. Under certain conditions, each right may be exercised to purchase one share of common stock at a purchase price of $30 per share, subject to adjustment. In the event that a person or group acquires 15% or more of the Company's common stock, each Right will entitle all other shareholders to purchase from the Company common stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each shareholder with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights. The Company is entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in July 2008 or the time that a person or group has acquired a 15% position. The Rights do not have voting or distribution rights.

          Under the Amended and Restated 1990 Stock Option Plan 1,600,000 shares were authorized for issuance. A total of 1,491,160 options were granted under this plan. A total of 1,398,837 options have been exercised and 55,110 options have been cancelled as of March 31, 1999 under the plan since its inception. The options granted under this plan vest over a two year period from the beginning of the fiscal year in which the options are granted and a maximum term of 5 years.

          The 1995 Incentive Compensation Plan authorized 902,000 shares of the Company's stock to be issued. This plan is the successor to the Amended and Restated 1990 Stock Option Plan. No further grants will be made under the original plan. A total of 846,000 options have been granted under this plan. A total of 16,000 options have been exercised and 207,700 options have been cancelled as of March 31, 1999 under the plan since its inception. The options granted under this plan generally vest 50% after 1 year and 100% after 2 years from the beginning of the fiscal year in which the options are granted. However, to a lesser extent, some options vest from 50% after one year of employment and 100% after 2 years of employment, and some options vest in less than a year and others up to five years. Options granted under this plan have a maximum term of 10 years. The 1995 Incentive Compensation Plan was amended in November 1996 to permit granting of non-qualified options to directors who are not employees of the Company.

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

          The Company has elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 1999, fiscal 1998 and fiscal 1997 using the Black-Scholes option-pricing model as prescribed by SFAS 123, using the following weighted average assumptions for grants in fiscal 1999, fiscal 1998 and fiscal 1997:

          Fiscal Year                 1999         1998         1997
          -----------                 ----         ----         ----
          Risk-free interest rate     5.50%        6.49%        6.49%
          Expected dividend yield        0%           0%           0%
          Expected life             3.81 years   3.60 years   3.89 years
          Expected volatility           55%          57%       49-50%


          The total value of options granted during fiscal 1999, fiscal 1998 and fiscal 1997 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two years. If the Company had accounted for these options in accordance with SFAS 123, the Company's net income and earnings per share would have decreased as reflected in the following pro forma amounts:

                                             Year ended March 31,
                                             --------------------
                                        1999         1998         1997
                                        ----         ----         ----
          Net income:
             As reported            $ 5,418,000  $ 1,221,000  $ 4,112,000
             Pro forma                4,761,000      322,000    3,461,000
          Basic earnings per Share:
             As reported                  $0.38        $0.09        $0.30
             Pro forma                    $0.33        $0.02        $0.25
          Diluted earnings per share:
             As reported                  $0.38        $0.09        $0.29
             Pro Forma                    $0.33        $0.02        $0.25

          Using the Black-Scholes methodology, the total value of options granted during fiscal 1999, fiscal 1998 and fiscal 1997 was $743,000, $873,000 and $1,375,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 1999, fiscal 1998 and fiscal 1997 was $3.05, $3.45 and $4.17, respectively.

          Activity  under  the  Amended and Restated  1990  Stock
          Option Plan and 1995 Incentive Compensation Plans over the last three fiscal years is summarized as follows:

                                           Year ended March 31,
                                 1999              1998             1997
                            ---------------  ----------------  --------------
                                     Wtd.            Wtd.             Wtd.
                                     Avg.            Avg.             Avg.
                                      Ex.             Ex.              Ex.
                             Shares  Price   Shares  Price   Shares   Price
                             ------  -----   ------  -----   ------   -----
Options outstanding at
 beginning of year          749,400  $5.85   913,810  $4.06  871,960  $2.02
Granted                     244,000  $5.64   253,000  $7.05  330,000  $7.40
Exercised                  (173,887) $2.52  (373,710) $2.04 (275,950) $1.58
Cancelled                  (160,000) $7.45   (43,700) $8.02  (12,200) $4.70
                           --------- -----   -------- -----  -------- -----
Options outstanding at
 end of year                659,513  $6.26   749,400  $5.85  913,810  $4.06
                            =======  =====   =======  =====  =======  =====
Exercisable at end of year  346,113  $6.40   381,183  $4.48  484,010  $2.08



Weighted average fair value
 of options granted at market
 value                            -  $2.84         -  $3.41        -  $3.78
Weighted average fair value
 of options granted at below
 market value                     -  $5.45         -  $7.02        -  $5.86

          The following table sets forth the exercise price range, number of shares outstanding at March 31, 1999, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

                     Options Outstanding          Options Exercisable
             ----------------------------------  ----------------------
                           Wtd. Avg.
                           Remaining
Exercise     Outstanding  Contractual  Wtd. Avg.   Wtd. Avg.
Price           Shares       Life      Exercise   Exercisable  Exercise
Range        at 3/31/99    (Years)      Price      Options      Price
-----------   ---------     ------     ------      -------      ------
$0.30-$1.08     23,500       9.30       $0.83       4,500       $0.51
$1.72-$1.81     50,000       8.58       $1.81      50,000       $1.81
$2.22-$4.38     62,213       4.47       $3.46      37,213       $2.84
$6.25-$8.50    523,800       8.87       $7.27     254,400       $7.92



NOTE I.            401(k) PROFIT SHARING PLAN

          The Company established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 15% of compensation and includes a Company matching contribution. The Company's matching contribution is $.50, $.75 and $1.00 for each $1.00 contributed up to 10% of compensation corresponding to length of service with the Company. The Company contribution becomes fully vested for each employee after 5 years of employment. The Company matching contribution for fiscal years 1999, 1998, and 1997 was $77,000, $46,000 and $77,000, respectively.

NOTE J.   SEGMENT INFORMATION

          Long-lived assets, other than in the United States, are not material.

          Significant Customers: During fiscal year 1999, two customers accounted for 44% and 20% of revenues. During fiscal year 1998, two customers accounted for 23% and 11% of revenues. During fiscal year 1997, two customers accounted for 30% and 29% of revenues.

          The following table reflects sales and percent of total sales by geographic area:

                         1999                1998                1997
                   ------------------  ------------------  ------------------
    United States  $ 16,680,000 72.1%  $  5,472,000 65.7%  $  8,655,000 67.6%
           Europe     5,688,000 24.6%     2,606,000 31.3%     1,262,000  9.9%
           Japan        198,000  0.8%       205,000  2.5%     2,880,000 22.5%
           Other        567,000  2.5%        38,000   .5%             -    -
                   ------------ -----  ------------ ------ ------------ -----
           Total   $ 23,133,000  100%  $  8,321,000  100%  $ 12,797,000  100%
                   ============        ============        ============

     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                            PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                           REGISTRANT

The following table sets forth certain information concerning the executive officers, key employees and directors of the Company:

         Name                         Age           Position
         ----                         ---           --------
     M. ("Sreeni") Sreenivasan         50   President, Chief Executive
                                             Officer and Director
     Charles B. Williams               52   Vice President of Finance
                                             and Administration, Chief
                                             Financial Officer,
                                             Secretary, Treasurer, and
                                             Director
     Timothy D. Fitzpatrick           34    Director of R&D and Pilot
                                             Plant Operations
     Joel D. Melka                    44    Director of Manufacturing
     Mitchell R. McVay                48    Director of Engineering
     Paul C. Ahrens                   47    Chairman of the Board
     Howard L. Farkas                 75    Director
     Edward M. Giles                  63    Director
     Page E. Golsan, III              61    Director
     Donald E. Kuhla, Ph.D.           56    Director


The following is a brief account of the business experience of each executive officer, key employee and director of the Company.

M. "Sreeni" Sreenivasan. Mr. Sreenivasan has served as President and Chief Executive Officer since 1995 and as Chief Operating Officer from 1990 through 1995. Mr. Sreenivasan has also served as a Director since 1995. From 1988 to 1990 he was Executive Vice President and General Manager and from 1987 to 1988 he was director of Manufacturing. Previously, he worked for Ruetgers-Nease Chemical Co. (bulk pharmaceuticals and other fine chemicals) for 13 years in various technical and manufacturing management capacities, including 7 years as Plant Manager of their Augusta, Georgia plant. Mr. Sreenivasan received his M.S. in Chemical Engineering from Bucknell University and his M.B.A. from Penn State University.

Charles B. Williams. Mr. Williams has served as Vice President of Finance and Administration and Treasurer since 1990. In 1995, he also became Chief Financial Officer and Secretary. Mr. Williams has also served as a director since 1997. Mr. Williams is responsible for accounting, administration, finance, personnel and information systems. From 1988 to 1990 Mr. Williams served as the Controller. Prior thereto, he was Controller for White's Electronics, Inc. of Sweet Home, Oregon for 5 years. From 1976 to 1983 he held several accounting and financial positions with Teledyne Wah Chang, a metals producer in Albany, Oregon. Mr. Williams earned his B.S. in Economics and M.B.A. from Oregon State University.

Timothy D. Fitzpatrick. Mr. Fitzpatrick has served as Director of
R&D  and  Pilot Plant Operations since October  1, 1998.   From
1994  to  1998 he was the R&D  Laboratory  Manager. Previously,
he worked for Cortech, Inc. from 1993  to  1994  and Somatogen, Inc.
from 1992 to 1993 (both start-up  biotechnology companies) as a
research scientist in new drug discovery.   Prior to  1992,  he
was a research chemist in LHRH Drug Discovery at Abbott Laboratories of North Chicago, Illinois (pharmaceutical research and manufacturing). Mr. Fitzpatrick holds his M.S. in Organic Chemistry from University of Wisconsin-Madison and his B.S. in Chemistry from Montana Tech.

Mitchell R. McVay. Mr. McVay has been Director of Engineering since April 1, 1998. From 1996 to 1998 he served  as the  Plant  Engineer.
Previously Mr. McVay worked  for  Salsbury Chemicals Inc.   ,  a  division
of  Cambrex   Inc.   (chemical manufacturing)  from  1983  to  1996  in
various  technical  and management   capacities,  his  last  position being
the Manager   of Engineering  and  Maintenance. Mr. McVay  received  his  B.S.
in Chemical Engineering from Texas A & M University.

Joel D. Melka. Mr. Melka joined the Company as Director of Manufacturing in February 1999. From 1988 to 1999 he worked at ChemDesign Inc. (custom chemical manufacturing) in various capacities, his last position being Director of Manufacturing. From 1984 to 1988, he worked for Polaroid Corporation in various manufacturing positions. Prior to 1984, he spent 5 years as an officer in the U.S. Navy nuclear submarine service. Mr. Melka received his M.S. in Chemistry from the University of British
Columbia  and  his B.S. in Chemistry from Michigan  Technological
University .

Paul C. Ahrens. Mr. Ahrens has been a director of the Company since its inception in 1981 and became Chairman of the Board in 1995. Since 1996 he has been the founder and President of Groovie Moovies, Ltd., a film production company. Mr. Ahrens, a founder of the Company, served as President and Chief Executive Officer of Synthetech from 1989 through March 1995. From 1981 through 1989 he was the Vice President of Technology. He also served as Secretary of the Company from 1981 through 1995. From 1979 to 1980 Mr. Ahrens served as Vice President of Engineering of Colorado Organic Chemical Company, an organic chemical manufacturing company located in Commerce City, Colorado. Prior thereto, Mr. Ahrens spent five years with Allied Chemical and CIBA-Geigy in various engineering and research capacities.
Mr. Ahrens holds B.S. and M.S. degrees in Chemical Engineering from M.I.T.

Howard L. Farkas. Mr. Farkas has served as a director of the Company since 1985. Since 1981 he has been the President of
Farkas Group, Inc., and since 1992 he has been President of Windsor Gardens Realty, Inc., both of which are engaged in general real estate brokerage and management activities. From 1984 to 1996 he was also the managing director in Manistee Gas Limited Liability Company, which is in the gas production and processing business. Mr. Farkas serves as Secretary and a director of Acquisition Industries, Inc., a publicly owned acquisition and merger company. Mr. Farkas serves as the Chairman of the Board of Logic Devices, Inc., a Sunnyvale, California company specializing in CMOS digital signal process semiconductor and SRAM chips. Since May 1988 Mr. Farkas has also been a vice president of G.A.S. Corp., which is a general partner of an Oklahoma limited partnership, Gas Acquisition Services, which filed for bankruptcy under Chapter 11. In September 1992, Mr. Farkas filed for personal protection under Chapter 7 of the federal bankruptcy laws and the court subsequently entered an order discharging his debts. Though not presently in public or private practice, he has been a certified public accountant since 1951. Mr. Farkas received a B.S. (B.A.) from the University of Denver.

Edward M. Giles. Mr. Giles has served as a director since 1997. Since 1989 he has served as Chairman of The Vertical Group, Inc., a venture capital investment firm. He was also President of The Vertical Group from 1989 to 1998. Mr. Giles was previously President of F. Eberstadt & Co., Inc., a securities firm, and Vice Chairman of Peter B. Cannell & Co., Inc., an investment management firm. He is currently a director of McWhorter Technologies, Inc. and Ventana Medical Systems, Inc. Mr. Giles received a B.S. in Chemical Engineering from Princeton University and an M.S. in Industrial Management from the Massachusetts Institute of Technology.

Page E. Golsan, III. Mr. Golsan has served as a director of the Company since 1991. Since 1986 he has been a principal of P.E. Golsan & Co. (formerly Golsan Management Company), a private capital management firm. From 1990 to 1992, Mr. Golsan was a senior advisor with Bane Barham & Holloway, registered investment advisors under the Investment Advisor Act of 1940. Since 1990 Mr. Golsan has been President and Chief Executive Officer of Bridgetown Capital, Inc., an investment company. From 1987 to 1989 he was the Executive Vice President of Calumet Industries, Inc., Chicago, Illinois (manufacturer and marketer of petro-chemicals and other fine chemicals). Prior to 1987 he was the
President  and  Chief  Operating  Officer  of  the  K&W  Products
Division (specialty chemical manufacturing) of Berkshire Hathaway, Inc. Mr. Golsan holds an M.A. in Finance from Claremont Graduate School of Business and a Doctorate in Pharmacy and a B.A. in Chemistry and Zoology, both from the University of Southern California.

Donald E. Kuhla, Ph.D.  Dr. Kuhla has served as a director  since
1997.   Since  1998  he  was  President and  Chief  Operating
Officer of Albany Molecular Research, Inc. (contract research organization). From 1994 to 1998, he has been Vice President and Chief Technical Officer of Plexus Ventures, Inc., a biotech
consulting  and  investment firm.   From 1990 to 1994  Dr.  Kuhla
held senior management positions with two venture capital backed, biotechnology start-up companies. Previously, he was in research and development and operations management positions with Pfizer Inc. and Rorer Group, Inc., his last position at Rorer being Senior Vice President of Operations. Dr. Kuhla is a director of NPS Pharmaceuticals, Inc. (a biotechnology drug discovery and development company). Dr. Kuhla received a B.A. in Chemistry from New York University and a Ph.D. in Organic Chemistry from Ohio State University.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with, except that Messrs. Fitzpatrick, McVay and Melka each failed to file a Form 3 and Form 5.



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

Other elements of executive compensation are participation in a Company-wide life insurance, long-term disability insurance, medical benefits and ability to defer compensation pursuant to a 401(k) plan. Matching Company contributions to the 401(k) plan of up to 10% of eligible base pay were made in fiscal 1999.

As a result of the Company's excellent fiscal 1999 performance, including record revenues and profits, the Compensation Committee granted significant bonuses to Mr. Sreenivasan, the CEO, and Mr.
Williams, the CFO.   Recognizing Mr. Sreenivasan's long term
efforts on behalf of the Company, the Compensation Committee also granted him a $45,000 one-time bonus payable over the next three years. Mr. Sreenivasan received $7,500 of this bonus in fiscal 1999.
Consistent with its policy to create longer-term incentives, the Compensation Committee granted stock options to the executive officers, including a 24,000 share option to Mr. Sreenivasan.



                              Paul C. Ahrens
                              Edward M. Giles
                              Page E. Golsan III
                              COMPENSATION COMMITTEE OF THE BOARD
                              OF DIRECTORS

Compensation Committee Interlocks and Insider Participation. The members of the Compensation Committee are Paul C. Ahrens,
Edward M. Giles and Page E. Golsan III. Mr. Ahrens is formerly an officer of the Company.

Summary of Cash and Certain Other Compensation
The following table provides certain summary information concerning compensation paid by the Company to those persons who were at March 31, 1999, the Company's Chief Executive Officer, Chief Financial Officer and two other key employees of the Company whose salary and bonus exceeded $100,000 during the last fiscal year (the "Named Persons") for the fiscal years ended March 31, 1999, 1998 and 1997:

                              Summary Compensation Table
                              --------------------------
                                                  Long-Term     All Other
                         Annual Compensation      Compensation Compensation($)(2)
                     ---------------------------  ------------ ------------
Name and Principal                                   Stock
Position             Year(1)  Salary($)  Bonus($)   Options(#)
------------------  --------  ---------  -------- ------------- -----------

M.("Sreeni")
Sreenivasan          1999      165,000    71,500(3)    24,000      11,200
President & Chief    1998      150,000         -       25,000      12,500
Executive Officer    1997      150,000    95,000       50,000       7,125

Charles B. Williams  1999       99,000    36,000       19,000       9,900
Vice President of    1998       88,000         -       20,000       7,950
Finance and          1997       88,000    57,000       32,000       6,544
Administration &
Chief Financial
Officer

Mitchell  R. McVay   1999       85,500    24,000       19,000           -
Director of          1998       78,000         -       15,000         975
Engineering          1997       74,250    30,000            -           -

Timothy D.           1999       71,500    30,600       35,000       4,130
Fitzpatrick          1998       60,000     2,500        9,500       4,050
Director of R&D and  1997       57,500    21,000       11,000       3,488
Pilot Plant
Operations

_______________________
(1)Fiscal year ended March 31.
(2)Represents Company contributions to the account of the Named Persons under the Company's 401(k) plan.
(3)Mr. Sreenivasan was granted a special $45,000 bonus payable over three years. The fiscal 1999 bonus set forth in the table includes the initial $7,500 payment of this bonus. See "Report of the Compensation Committee" above.

Stock Option Grants in Last Fiscal Year
The following table provides information, with respect to the Named Persons, concerning the grant of stock options during fiscal year 1999.

               Stock Options Grants in the Last Fiscal Year(1)
               -----------------------------------------------
                                                       Potential Realizable Value
                                                       at Assumed Annual Rates of
                                                       Stock Price Appreciation
                            Individual Grants         (Through Expiration Date)
                 ------------------------------------ ------------------------
                 Options
                 Granted             Exercise
                 (# of   % of Total  Price    Expiration   5% Per    10% Per
Name             Shares) Options(2) ($/Sh)(3)     Date      year(4)  Year(4)
----             ------- ----------  -------   --------    -------   -------
M. ("Sreeni")
Sreenivasan      24,000     9.8%      $6.25    May 2008     $82,800  $203,760

Charles B.
Williams         19,000     7.8%      $6.25    May 2008     $65,550  $161,310

Mitchell R.
McVay            19,000     7.8%      $6.25    May 2008     $65,550  $161,310

Timothy D.       10,000     4.1%       $6.25    May 2008    $34,500   $84,900
Fitzpatrick      25,000    10.2%       $4.38    Oct 2008    $60,370  $148,695

_______________________
(1)The  Company  has  not granted any stock  appreciation  rights
 (SARs).
(2)Based on an aggregate of 244,000 options being granted to all employees during the fiscal year ended March 31, 1999.
(3)These options were granted under the Company's 1995 Incentive Compensation Plan in May 1998 to each individual for the options expiring in May 2008, and in October 1998 to Mr. Fitzpatrick for the option expiring in October 2008. Each option has an exercise price equal to the fair market value of the Company's Common Stock as of the date of the grant. These grants vest annually over a two-year period ending April 2000 for each individual for the options expiring in May 2008, and the two-year period ending October 2000 for Mr. Fitzpatrick for the option expiring in October 2008.
(4)The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future prices for its Common Stock.

Stock  Option  Exercises in Last Fiscal Year and Fiscal  Year-End
Stock Option Values
-----------------------------------------------------------------
The following table provides information, with respect to the Named Persons, concerning the options granted to them during the last fiscal year and the options held by them at March 31, 1999.

 Option Exercises in Last Fiscal Year and Fiscal Year End Stock Option Values
 ----------------------------------------------------------------------------
                                       Number of       Value of Unexercised In-
              Shares              Unexercised Options    the-Money Options at
             Acquired              at Fiscal Year End   Fiscal Year End($)(1)
                on     Value      ---------- ----------  ---------- ---------
             Exercise Realized      Exerci-   Unexerci-   Exerci-   Unexerci-
Name            (#)     ($)          sable       sable     sable      sable
----         -------- ---------   ----------  ----------  ---------  --------
M.("Sreeni")
Sreenivasan   47,887  $133,605       80,613     36,500     $27,894      $0

Charles B.
Williams           0        $0       42,000     29,000         $0       $0

Mitchell R.
McVay          2,500   $14,350        9,000     26,500     $5,805       $0

Timothy D.
Fitzpatrick        0       $0        15,750     39,750         $0       $0

_______________________
(1)Represents the difference between the exercise price of the options with exercise prices below $4.38 and the $4.38 closing price of the Company's Common Stock on March 31, 1999.


Comparison of Total Cumulative Shareholder Equity

The following graph sets forth the Company's total cumulative shareholder return as compared to the Nasdaq Stock Market (U.S.) and S&P Specialty Chemicals Indexes for the period March 31, 1994 through March 31, 1999. The total shareholder return assumes $100 invested at the beginning of the period in Common Stock of the Company, Nasdaq Stock Market Index (U.S.) and the S&P Specialty Chemicals Index. Historic stock price performance is not necessarily indicative of future stock price performance.


Edgar Representation of Data Points Used in Printed Graphic


                                                    S&P
                                 Nasdaq Stock     Specialty
                                 Market Index     Chemicals
                   Synthetech       (U.S)           Index
                   ----------    ------------     ----------
           1994     $ 100.00       $ 100.00        $ 100.00
           1995        84.62         111.25          100.65
           1996       246.10         151.06          129.94
           1997       312.76         167.83          116.80
           1998       253.81         254.43          147.98
           1999       179.45         342.42          124.69


          All data points are at March 31.

Employment Agreements


In July, 1997, the Company entered into Employment Agreements with Messrs. Sreenivasan, Knutson and Williams (collectively, "Executives" and individually, "Executive"). In addition to providing for an annual base salary, the Agreements have certain noncompetition and nonsolicitation provisions. Pursuant to the Agreements, the Company will pay the Executives certain payments after termination of employment for any reason other than death. Specifically, the Company will pay an amount equal to the base salary earned by the Executive during the twelve month period immediately preceding the date of termination plus an additional amount for one year of health insurance coverage. The Company has certain rights to extend the agreements and payments under the Agreement for a total of 24 months after termination of an Executive's employment. In the event the Executive should die during the payment period, the Company's payment obligation immediately terminates. In May 1998, Mr. Knutson resigned his employment and has received payments under this Agreement for the immediate twelve month period thereafter.



Compensation of Directors

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

       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Common Stock and percentage of outstanding shares of Common Stock of the Company owned as of April 1, 1999, by persons who hold of record or are known to beneficially own 5% or more of the outstanding common stock of the Company, each nominee and director of the Company, the Named Persons and all officers, key employees and directors as a group.


                          Amount and Nature
Name and Address of          Beneficial         Percent
Beneficial Owner             Ownership          of Class
-------------------       -----------------     --------
Paul C. Ahrens              1,405,491(1)          9.9%
1290 Industrial Way
Albany, OR

M. ("Sreeni")
Sreenivasan                  604,154(2)           4.2%(3)


Howard L. Farkas             106,000(4)             *

Edward M. Giles              274,000(5)           1.9%(3)

Page E. Golsan, III           44,000(6)             *

Donald M. Kuhla, Ph.D.        17,000(7)             *

Charles B. Williams          253,620(8)           1.8%(3)

Timothy D. Fitzpatrick        25,500(9)             *

Mitchell R. McVay             26,100(10)            *

Brown Capital Management   1,035,800(11)          7.3%
809 Cathedral Street
Baltimore, MD  21201

All Officers, Key        2,755,865(1)(2)(4)(5)   18.9%(3)
Employees and Directors (6)(7)(8)(9)(10)(12)
as a Group (10 persons)

______________________
*less than 1%.
(1)Includes 6,000 shares of common stock which are owned of record by a private foundation of which Mr. Ahrens is the President. Mr. Ahrens disclaims beneficial ownership of these shares.
(2)Includes 105,113 shares of common stock which Mr. Sreenivasan has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 12,000 shares of common stock issuable pursuant to stock options held by Mr. Sreenivasan which are not exercisable now or within sixty (60) days.
(3)The denominator used in calculating the percentage is equal to the number of shares outstanding plus the number of shares the beneficial owner (or group of beneficial owners) has a right to acquire immediately or within sixty days pursuant to warrants or options.
(4)Includes 56,000 shares of common stock which Mr. Farkas has the right to acquire immediately or within sixty (60) days pursuant to stock options. Mr. Farkas disclaims ownership over 50,000 shares of common stock held in his name which have been pledged as security for a loan and over which Mr. Farkas has no voting control. Excludes 9,000 shares of common stock issuable pursuant to stock options held by Mr. Farkas which are not exercisable now or within sixty (60) days.
(5)Includes 13,000 shares of common stock which Mr. Giles has the right to acquire immediately or within sixty (60) days pursuant to stock options. Excludes 12,000 shares of common stock issuable pursuant to stock options held by Mr. Giles which are not exercisable now or within sixty (60) days. Also includes 60,000 shares of common stock held by two individuals who have granted to Mr. Giles the investment powers associated with these shares. Mr. Giles disclaims beneficial ownership over these 60,000 shares.
(6)Includes 6,000 shares of common stock which Mr. Golsan has the right to acquire immediately or within sixty (60) days pursuant to stock options. Excludes 9,000 shares of common stock issuable pursuant to stock options held by Mr. Golsan which are not exercisable now or within sixty (60) days.
(7)Includes 13,000 shares of common stock which Dr. Kuhla has the right to acquire immediately or within sixty (60) days pursuant to stock options. Excludes 12,000 shares of common stock issuable pursuant to stock options held by Dr. Kuhla which are not exercisable now or within sixty (60) days.
(8)Includes 61,500 shares of common stock which Mr. Williams has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 9,500 shares of common stock issuable pursuant to stock options held by Mr. Williams which are not exercisable now or within sixty (60) days.
(9)Includes 25,500 shares of common stock which Mr. Fitzpatrick has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 30,000 shares of common stock issuable pursuant to stock options held by Mr. Fitzpatrick which are not exercisable now or within sixty (60) days.
(10)Includes 26,000 shares of common stock which Mr. McVay has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 9,500 shares of common stock issuable pursuant to stock options held by Mr. McVay which are not exercisable now or within sixty (60) days.
(11)Based on Schedule 13(g) filings, pursuant to which Brown Capital Management disclosed controlling 1,035,800 shares of common stock with sole dispositive power. Of these shares, Brown Capital Management further disclosed that it had sole voting power over 971,500 shares of common stock.
(12)Excludes 10,000 shares of common stock issuable pursuant to stock options held by Mr. Melka which are not exercisable now or within sixty (60) days.






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

(a)(3)    EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K:

3(i)(1) Articles   of  Incorporation  of  Synthetech,  Inc.,   as
        amended.

3(ii)(6)Bylaws of Synthetech, Inc., as amended.

4(7)    Synthetech,  Inc.  and American Securities  Transfer  and
        Trust, Inc. Rights Agent, Rights Agreement dated July 23,
        1998.

10.1(2),(3) Supply   Agreement   dated  January   3,   1989   between
            Synthetech, Inc. and Biomeasure, Incorporated.

10.2(2),(3) License   Agreement  dated  January   3,   1989   between
            Synthetech, Inc. and Biomeasure, Incorporated.

10.3(4)+ Synthetech, Inc. 1990 Stock Option Plan.

10.4(5) Amendment No. 1 to Stock and Warrant Purchase Agreement between the Company and JB dated as of March 26, 1996.

10.5(6) 1995 Incentive Compensation Plan, as amended.

10.6    Promissory  Note  dated August 26, 1998 from  Synthetech,
        Inc. to United States National Bank of Oregon.

10.7    Letter   Agreement   dated  August   26,   1998   between
        Synthetech,  Inc.  and  United States  National  Bank  of
        Oregon.

10.8(6) Nonqualified Stock Option dated as of November 7, 1996 to purchase 50,000 shares of Common Stock issued to Howard
        L. Farkas.

10.9(6) Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Howard
        L. Farkas.

10.10(6)Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Page E.
        Golsan III.

10.11(6)+ Form  of  contract entered into by each of Mr. Philip  L.
          Knutson, Mr. M. Sreenivasan and Mr. Charles B. Williams dated July 18, 1997.

10.12+  Bonus for M. Sreenivasan granted October 1, 1998.

10.13   Contract  entered  into  by  Synthetech,  Inc.  and  R.L.
        Reimers Company dated December 1, 1998.

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

(4) Incorporated by reference to Exhibit A to the definitive copy of registrant's Proxy Statement (dated October 23, 1990) for the
1990 Annual Meeting of Shareholders.

(5)   Incorporated  by  reference  to  the  exhibits   filed   with
registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

(6)   Incorporated  by  reference  to  the  exhibits   filed   with
registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

(7) Incorporated   by   reference  to  the   exhibits   filed   with
registrant's Current Report on Form 8-K for July 24, 1998.

(b)  Reports on Form 8-K

     None.

(c)  See (a) (3) above.

(d)  See (a) (1) and (2) above.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June __, 1999           SYNTHETECH, INC.
                               (Registrant)

                               By
                                  M. ("Sreeni") Sreenivasan
                                  President and Chief
                                  Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                   Title                  Date

__________________  President, Chief Executive        June 9,
   M. ("Sreeni")    Officer (Principal Executive        1999
    Sreenivasan     Officer) and Director

__________________  Vice President of Finance and     June 9,
Charles B. Williams Administration, Chief Financial     1999
                    Officer, Secretary, Treasurer
                    (Principal Financial Officer
                    and Principal Accounting
                    Officer), and Director

___________________ Chairman of the Board             June 9,
  Paul C. Ahrens                                        1999

___________________ Director
 Howard L. Farkas                                    June 9,
                                                        1999

___________________ Director                          June 9,
  Edward M. Giles                                       1999

___________________ Director                          June 9,
Page E. Golsan, III                                     1999

____________________ Director                          June 9,
 Donald M. Kuhla,                                       1999
       Ph.D.

___________

                        INDEX TO EXHIBITS
                                              Sequential Page No.

3(i)(1)1   Articles  of  Incorporation of Synthetech,
           Inc., as amended

3(ii)(6)   Bylaws of Synthetech, Inc., as amended

4(7) Synthetech, Inc. and American Securities Transfer and Trust, Inc. Rights Agent, Rights Agreement dated July 23, 1998.

10.1(2),(3)Supply  Agreement dated  January  3,  1989
           between  Synthetech, Inc. and  Biomeasure,
           Incorporated.

10.2(2),(3)License  Agreement dated January  3,  1989
           between  Synthetech, Inc. and  Biomeasure,
           Incorporated.

10.3(4)+   Synthetech, Inc. 1990 Stock Option Plan.

10.4(5)    Amendment  No.  1  to  Stock  and  Warrant
           Purchase Agreement between the Company and JB dated as of March 26, 1996.

10.5(6)   1995   Incentive  Compensation  Plan,   as
          amended.

10.6      Promissory Note dated August 26, 1998 from
          Synthetech, Inc. to United States National
          Bank of Oregon.

10.7      Letter  Agreement dated  August  26,  1998
          between Synthetech, Inc. and United States
          National Bank of Oregon.

10.8(6)   Nonqualified  Stock  Option  dated  as  of
          November   7,  1996  to  purchase   50,000
          shares of Common Stock issued to Howard L.
          Farkas.

10.9(6)   Nonqualified  Stock  Option  dated  as  of
          November 7, 1996 to purchase 15,000 shares
          of   Common  Stock  issued  to  Howard  L.
          Farkas.

10.10(6)  Nonqualified  Stock  Option  dated  as  of
          November 7, 1996 to purchase 15,000 shares of Common Stock issued to Page E. Golsan
          III.

10.11(6)+ Form of contract entered into by each of Mr. Philip L. Knutson, Mr. M. Sreenivasan and Mr. Charles B. Williams dated July 18,
          1997.

10.12+    Bonus    for   M.   Sreenivasan    granted
          October 1, 1998.

10.13   Contract entered into by Synthetech,  Inc.
        and R.L. Reimers Company dated December 1,
        1998.

23      Consent of Arthur Andersen LLP.

27      Financial Data Schedule for Twelve Months Ended March 31,
        1999.

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

(4) Incorporated by reference to Exhibit A to the definitive copy of registrant's Proxy Statement (dated October 23, 1990) for the
1990 Annual Meeting of Shareholders.

(5)   Incorporated  by  reference  to  the  exhibits   filed   with
registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

(6)   Incorporated  by  reference  to  the  exhibits   filed   with
registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

(7)   Incorporated   by   reference  to  the   exhibits   filed   with
registrant's Current Report on Form 8-K for July 24, 1998.