Form 10-K/A
period 1999-03-31
SYNTHETECH INC
filed 1999-06-22
CIK 749290

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

The Signature Page of the Registrant's Annual Report on Form 10-K previously filed did not fully reflect the authorized signatures received by the Registrant at the time of filing the Form 10-K.
The Signature Page is hereby amended as follows:

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 9, 1999            SYNTHETECH, INC.
                               (Registrant)

                               By /s/ M. ("Sreeni") Sreenivasan
                                  M. ("Sreeni") Sreenivasan
                                  President and Chief
                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                      Title                       Date

/s/ M.("Sreeni") Sreenivasan     President, Chief Executive       June 9, 1999
    M.("Sreeni") Sreenivasan     Officer (Principal Executive
                                 Officer) and Director

/s/ Charles B. Williams          Vice President of Finance and    June 9, 1999
    Charles B. Williams          Administration, Chief Financial
                                 Officer, Secretary, Treasurer
                                 (Principal Financial Officer
                                 and Principal Accounting
                                 Officer), and Director

/s/ Paul C. Ahrens               Chairman of the Board            June 9, 1999
    Paul C. Ahrens

/s/ Howard L. Farkas             Director                         June 9, 1999
    Howard L. Farkas

/s/ Edward M. Giles              Director                         June 9, 1999
    Edward M. Giles

/s/ Page E. Golsan, III          Director                         June 9, 1999
    Page E. Golsan, III

/s/ Donald M. Kuhla, Ph.D.       Director                         June 9, 1999
    Donald M. Kuhla, Ph.D.


The undersigned hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1999 pursuant to Regulation
240.12b-15 of the Securities Exchange Act of 1934.

The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 22, 1999           SYNTHETECH, INC.
                               (Registrant)


                               By  /s/ Charles B. Williams
                                   Vice President of Finance
                                   and Administration, Chief
                                   Financial Officer,
                                   Secretary and Treasurer