Form 10-Q
period 1999-06-30
SYNTHETECH INC
filed 1999-08-11
CIK 749290

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999

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

Yes  X    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 9, 1999 was 14,254,630.

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                          SYNTHETECH, INC.

                           BALANCE SHEETS
                      -------------------------

                                      (unaudited)
                                        June 30,       March 31,
                                          1999           1999
---------------------------            ---------       ---------
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents           $  7,736,000  $  7,470,000
  Accounts receivable, less
   allowance for doubtful accounts
   of $15,000 for 1999 and 1998          2,470,000     3,414,000
  Inventories                            3,376,000     3,359,000
  Prepaid expenses                         287,000       284,000
  Deferred income taxes                    133,000       133,000
  Other current assets                      17,000         5,000
                                        ----------    ----------
   TOTAL CURRENT ASSETS                 14,019,000    14,665,000


PROPERTY, PLANT AND EQUIPMENT,
 at cost, net                           12,010,000    11,561,000

OTHER ASSETS                                 4,000         4,000
                                      ------------  ------------
   TOTAL ASSETS                       $ 26,033,000  $ 26,230,000
                                      ============  ============

                 See Notes To Financial Statements.

                          SYNTHETECH, INC.

                           BALANCE SHEETS
                      -------------------------
                            (continued)

                                           (unaudited)
                                             June 30,          March 31,
                                               1999               1999
------------------------------------         ----------         --------
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable         $     15,000      $     15,000
  Accounts payable                             440,000         1,543,000
  Accrued compensation                         147,000           375,000
  Deferred revenue                              44,000            44,000
  Accrued income taxes                         681,000           561,000
  Other accrued liabilities                     10,000            17,000
                                             ---------         ---------
   TOTAL CURRENT LIABILITIES                 1,337,000         2,555,000

DEFERRED INCOME TAXES                          496,000           496,000

NOTE PAYABLE, net of current portion           148,000           152,000

SHAREHOLDERS' EQUITY:
 Common stock, $.001 par value;
  authorized 100,000,000 shares;
  issued and outstanding, 14,255,000
  and 14,252,000 shares                         14,000            14,000
 Paid-in capital                             8,750,000         8,740,000
 Deferred  compensation                        (66,000)          (76,000)
 Retained earnings                          15,354,000        14,349,000
                                            ----------        ----------
  TOTAL SHAREHOLDERS' EQUITY                24,052,000        23,027,000
                                          ------------      ------------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $ 26,033,000      $ 26,230,000
                                          ============      ============

                  See Notes To Financial Statements.

                           SYNTHETECH, INC.

                         STATEMENTS OF INCOME
                    --------------------------------
                             (unaudited)

For The Three Month Period Ended June 30           1999             1998
----------------------------------------           -----            -----

REVENUES                                       $ 4,636,000      $ 4,128,000
COST OF SALES                                    2,629,000        2,535,000
                                                 ---------        ---------
GROSS PROFIT                                     2,007,000        1,593,000


RESEARCH AND DEVELOPMENT                           127,000           81,000
SELLING, GENERAL AND ADMINISTRATIVE                343,000          355,000
                                                   -------          -------
OPERATING EXPENSE                                  470,000          436,000
                                                 ---------        ---------
OPERATING INCOME                                 1,537,000        1,157,000
OTHER INCOME, net                                   87,000           63,000
INTEREST EXPENSE                                    (3,000)          (4,000)
                                                 ---------        ---------
INCOME BEFORE INCOME TAXES                       1,621,000        1,216,000

PROVISION FOR INCOME TAXES                         616,000          462,000
                                               -----------      -----------
NET INCOME                                     $ 1,005,000      $   754,000
                                               ===========      ===========

BASIC EARNINGS PER SHARE                            $0.07             $0.05
                                                    =====             =====

DILUTED EARNINGS PER SHARE                          $0.07             $0.05
                                                    =====             =====

                        See Notes To Financial Statements.

                          SYNTHETECH, INC.

                      STATEMENTS OF CASH FLOWS
                  ----------------------------------
                            (unaudited)

For The Three Month Period Ended June 30             1999             1998
----------------------------------------           --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $ 1,005,000      $  754,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation, amortization and other               386,000         219,000
   Amortization of deferred compensaton                13,000          29,000

   (Increase) decrease in assets:
     Accounts receivable, net                         944,000        (296,000)
     Inventories                                      (17,000)       (688,000)
     Prepaid expenses                                  (3,000)         80,000
     Other assets                                     (12,000)         19,000

   Increase (decrease) in liabilities:
     Accounts payable and accrued liabilities      (1,218,000)        734,000
     Deferred revenue                                       -         134,000
                                                     ---------        -------
      Net cash provided by operating activities      1,098,000        985,000
                                                     ---------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases            (835,000)      (419,000)
                                                      --------       --------
      Net cash used in investing activities           (835,000)      (419,000)
                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term
    debt obligations                                    (4,000)        (3,000)
   Proceeds from stock option exercises
    and disqualifying dispositions                       7,000          1,000
                                                         -----         ------
      Net cash provided by (used in)
       financing activities                              3,000         (2,000)
                                                       -------        -------
NET INCREASE IN CASH AND CASH EQIVALENTS               266,000        564,000

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           7,470,000      4,976,000
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 7,736,000    $ 5,540,000
                                                   ===========    ===========
NON-CASH INVESTING ACTIVITIES:
   Issuance of stock options at below fair value   $     4,000    $    38,000
   Mature shares exchanged  for the exercise
    of stock options                               $         -    $   231,000

                          See Notes To Financial Statements.

                 NOTES TO FINANCIAL STATEMENTS


NOTE A.   GENERAL AND BUSINESS


The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech's fiscal 1999 Form 10-K.

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


NOTE B.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for the three month period ended June 30:

          Cash Paid
          ---------
                                 1999              1998
                                 ----              ----
            Income Taxes       $ 490,000         $  15,000
            Interest           $   4,000         $   4,000

NOTE C. EARNINGS PER SHARE

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

    For The Three Months Ended June 30         1999        1998
    ----------------------------------         ----        ----
    Weighted average shares outstanding
     for Basic EPS                          14,252,108  14,159,981

    Dilutive effect of Common stock
     options issuable under treasury
     stock method                               67,494     108,781
                                            ----------  ----------
    Weighted average common and common
     equivalent shares outstanding for
     diluted EPS                            14,319,602  14,268,762
                                            ==========  ==========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

    For The Three Months Ended June 30         1999       1998
    ----------------------------------         ----       ----
    Common stock options outstanding          523,800    466,800

NEW ACCOUNTING PRONOUNCEMENT

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. Synthetech does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.

                          Percentage of Revenues
                        -------------------------

For The Three Month Period Ended June 30        1999        1998
----------------------------------------       ------      ------

Revenues                                       100.0 %     100.0 %
Cost of sales                                   56.7 %      61.4 %
                                               ------      ------
Gross Profit                                    43.3 %      38.6 %

Research and Development                         2.7 %       2.0 %
Selling, General and Administration              7.4 %       8.6 %
                                               ------      ------
Operating expense                               10.1 %      10.6 %
                                               ------      ------
Operating Income                                33.2 %      28.0 %
Other Income, net                                1.9 %       1.5 %
Interest Expense                                (0.1)%      (0.1)%
                                               ------      ------
Income Before Income Taxes                      35.0 %      29.4 %

Provision For Income Taxes                      13.3 %      11.2 %
                                               ------      ------
Net Income                                      21.7 %      18.2 %
                                               ======      ======

Revenues
--------
Revenues increased by 12% to $4.64 million in the first quarter of fiscal 2000 from $4.13 million in the first quarter of fiscal 1999. International sales, mainly to Mexico and Europe, were $3.00 million in the first quarter of fiscal 2000 as compared to $1.26 million for the first quarter of fiscal 1999, representing a 138% increase. International sales, like all Company revenues, are subject to significant quarterly fluctuations.

Item  2.   Management's Discussion and Analysis  of  Financial
Condition and Results of Operations (continued)

The increase in revenues for the first quarter of fiscal 2000 over the same period of fiscal 1999 principally reflected the $2.75 million revenue contribution from a large-scale order for a marketed drug compared to its $2.22 million contribution to revenues last fiscal year. With the final $400,000 shipment of this large-scale order occurring in July, 1999, the Company expects that the results for the second quarter of fiscal 2000 will be lower than the first quarter fiscal 2000 results. Nevertheless, Synthetech continues to be an active supplier of a diverse set of PBBs, including several novel PBBs for a handful of projects advancing through clinical trials. While it is difficult to predict the timing or extent of the business opportunities associated with this handful of projects, they have the potential to generate significant future revenue. (See "Industry Factors" below.)



Gross Profit
------------
Gross profit was $2.01 million or 43% of revenues in the first quarter of fiscal 2000 as compared to $1.59 million or 39% of revenues in the first quarter of fiscal 1999. The increase in gross profit margin for the first quarter of fiscal 2000 primarily reflects manufacturing and process improvements associated with the large-scale order. These results demonstrate the Company's ability to generate ongoing operating efficiencies and lower variable costs over the life cycle of a large-scale project.


Operating Expenses
------------------
Research and development (R&D) expense increased to $127,000 in the first quarter of fiscal 2000 from $81,000 in the first quarter of fiscal 1999. As a percentage of revenues, the first quarter of fiscal 2000 was nearly 3% compared to 2% for the first quarter of fiscal 1999. The increase in R&D expense primarily reflected increases in staffing and associated expenses. Selling, general and administrative (SG&A) expense was $343,000 in the first quarter of fiscal 2000 compared to $355,000 in the first quarter of fiscal 1999, or 7% and 9% as a percentage of revenues, respectively. In both periods operating expenses were approximately 10% as a percentage of revenues.


Operating Income
----------------
Operating income increased to $1.54 million in the first quarter of fiscal 2000 compared with $1.16 million in the first quarter of fiscal 1999. As a percent of revenues, the first quarter of fiscal 2000 was 33% compared to 28% of revenues for the same period of fiscal 1999.


Other Income
------------
The  net  other  income of $87,000 and $63,000  in  the  first
quarter   of   fiscal  2000  and  fiscal  1999,  respectively,
primarily reflected interest earnings.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Net Income
----------
For the first quarter of fiscal 2000 the Company earned $1.62 million before income taxes. A provision for income taxes of $616,000 resulted in net income of $1.01 million. The Company's effective tax rate was 38% for the first quarter of fiscal 2000 and the first quarter of fiscal 1999.


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

The size of the PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of PBBs for marketed drugs can also provide an opportunity for continuing longer-term sales. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs, however, remains subject to many uncertainties, including, without limitation, the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, industry cost pressures can cause pharmaceutical companies to explore and, as was the case with one of the fiscal 1999 large-
scale   orders,  ultimately  adopt  alternative  manufacturing
processes which do not include the Company's PBBs as an intermediate. Finally, with the longer-term, larger-scale orders, the Company expects increased competition to supply these PBBs.

Accordingly, these industry factors create an inability for the Company to predict future demand beyond its current order base. Until the Company develops a stable baseload of demand, the Company is likely to continue to experience significant fluctuations in its quarterly results.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had working capital of $12.68 million compared to $12.11 million at March 31, 1999. The Company's cash and cash equivalents at June 30, 1999 totaled $7.74 million. The Company does not invest in derivative securities. In addition, the Company had a $1 million unsecured bank line of credit of which there was no amount outstanding at June 30, 1999.

The decrease in accounts receivable to $2.47 million at June 30, 1999 from $3.41 million at March 31, 1999 reflected the timing of shipments during the quarter. The decrease in accounts payable to $440,000 at June 30, 1999 from $1.54 million at March 31, 1999 reflected reduced expenditure commitments related to the second-phase of the plant expansion and reduced raw material purchases. The decrease in accrued compensation to $147,000 at June 30, 1999 from $375,000 at March 31, 1999 primarily reflected accrued bonus and related compensation paid during the quarter.

The Company had approximately $835,000 of capital expenditures during the first three months of fiscal 2000. Approximately $118,000 was spent for equipment and equipment upgrades in the existing plant and $717,000 was spent for the second-phase of the new plant expansion. The Company anticipates total capital expenditures for fiscal 2000 for the existing plant to be $1.3 million and for the second-phase of the new plant expansion to be $2.2 million for a total of $3.5 million. The Company expects to finance these capital expenditures from internal cash flow and does not anticipate the need for any new debt or equity financing.



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

It should also be noted that there have been predictions of failures of key components in the transportation infrastructure due to the Y2Kissue. It is possible that there could be delays in rail, over-the-road and air shipments due to failure in transportation control systems. Investigation and validation of the world's transportation infrastructure is beyond the scope and the resources of the Company. Investors should use their own awareness of the issues in the nations' infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

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

During the Summer of 1999, the Company intends to determine whether, and to what extent, to develop contingency plans in regard to Y2K issues. The Company expects to have completed any contingency plans that it decides to undertake by the end of Fall 1999.

               ___________________________________

This Form 10-Q includes "forward-looking" information (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results,
performance     or      achievements,       and         may

Item  2.   Management's Discussion and Analysis  of  Financial
Condition and Results of Operations (continued)

contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The risks and uncertainties include, but are not limited to, the following: the uncertain market for products, customer concentration, potential quarterly revenue fluctuations, industry cost factors, competition, government regulation, product liability risks, technological change, increased costs associated with the Company's facility expansions, international business risks, and Y2K risks. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended March 31, 1999, which are available from the Company without charge, for a further description of the risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.





                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       3(i)*   Articles of Incorporation of Synthetech, Inc., as amended.

       3(ii)   Bylaws of Synthetech, Inc., as amended.

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






                                        SYNTHETECH, INC.
                                         (Registrant)



Date:  August 10, 1999                  /s/M. Sreenivasan
                                        M. Sreenivasan
                                        President & C.E.O.



Date:  August 10, 1999                  /s/  Charles B. Williams
                                        Charles B. Williams
                                        Vice President, Finance
                                        and  Administration, C.F.O.,
                                        Chief Accounting Officer

                         INDEX TO EXHIBITS



                                                        Sequential Page No.


  3(ii)  Bylaws of Synthetech, Inc., as amended.

 27      Financial Data Schedule for Three Months Ended
         June 30, 1999