Form 10-Q
period 1999-09-30
SYNTHETECH INC
filed 1999-11-12
CIK 749290

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999

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

Yes  X    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 10, 1999 was 14,254,630.

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                             SYNTHETECH, INC.

                              BALANCE SHEETS
                         -------------------------

                                             (unaudited)
                                             September 30,       March 31,
                                                 1999              1999
------------                                -------------      -----------
  ASSETS
------------

CURRENT ASSETS:
  Cash and cash equivalents                  $  7,574,000      $  7,470,000
  Accounts receivable, less allowance
   for doubtful accounts of $15,000 for
   both periods                                  2,326,000        3,414,000
  Income tax receivable                             10,000                -
  Inventories                                    3,242,000        3,359,000
  Prepaid expenses                                 395,000          284,000
  Deferred income taxes                            133,000          133,000
  Other current assets                              10,000            5,000
                                               -----------      -----------
    TOTAL CURRENT ASSETS                        13,690,000       14,665,000

  PROPERTY, PLANT AND EQUIPMENT, at cost, net   12,408,000       11,561,000

  OTHER ASSETS                                       4,000            4,000
                                               -----------      -----------
    TOTAL ASSETS                              $ 26,102,000     $ 26,230,000
                                              ============    =============

                     See Notes To Financial Statements.

                             SYNTHETECH, INC.

                              BALANCE SHEET
                         -------------------------
                               (continued)

                                                   (unaudited)
                                                  September 30,  March 31,
                                                      1999         1999
------------------------------------------        -------------  ----------
  LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable                $     14,000    $     15,000
  Accounts payable                                    552,000       1,543,000
  Accrued compensation                                 96,000         375,000
  Deferred revenue                                     81,000          44,000
  Accrued income taxes                                      -         561,000
  Other accrued liabilities                             6,000          17,000
                                                  -----------     -----------
    TOTAL CURRENT LIABILITIES                         749,000       2,555,000

DEFERRED INCOME TAXES                                 496,000         496,000

NOTE PAYABLE, net of current portion                  145,000         152,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value;
   authorized 100,000,000 shares;
   issued and outstanding, 14,255,000
   and 14,252,000 shares                               14,000          14,000
  Paid-in capital                                   8,746,000       8,740,000
  Deferred  compensation                              (47,000)        (76,000)
  Retained earnings                                15,999,000      14,349,000
                                                  -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY                     24,712,000      23,027,000
                                                  -----------     -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 26,102,000    $ 26,230,000
                                                 ============    ============

                   See Notes To Financial Statements.

                             SYNTHETECH, INC.

                           STATEMENTS OF INCOME
                   --------------------------------------
                               (unaudited)

                                      For the Three Months Ended   For the Six Months Ended
                                           September 30,                  September 30,
                                         1999          1998           1999           1998
---------------------               ------------  ------------    ------------   ---------                                  --
REVENUES                             $ 3,370,000   $ 5,327,000     $ 8,006,000  $ 9,455,000
COST OF SALES                          2,005,000     3,007,000       4,634,000    5,542,000
                                    ------------  ------------    ------------  -----------
GROSS PROFIT                           1,365,000     2,320,000       3,372,000    3,913,000

RESEARCH AND DEVELOPMENT                 121,000        76,000         248,000      157,000
SELLING, GENERAL AND ADMINISTRATIVE      289,000       383,000         632,000      738,000
                                    ------------  ------------    ------------  -----------
OPERATING EXPENSE                        410,000       459,000         880,000      895,000
                                    ------------  ------------    ------------  -----------
OPERATING INCOME                         955,000     1,861,000       2,492,000    3,018,000
OTHER INCOME, net                         85,000        63,000         169,000      122,000
                                    ------------  ------------    ------------  -----------
INCOME BEFORE INCOME TAXES             1,040,000     1,924,000       2,661,000    3,140,000

PROVISION FOR INCOME TAXES               395,000       731,000       1,011,000    1,193,000
                                    ------------  ------------    ------------  ------------
NET INCOME                           $   645,000   $ 1,193,000     $ 1,650,000  $ 1,947,000
                                     ===========   ===========     ===========  ============

BASIC EARNINGS PER COMMON SHARE            $0.05         $0.08           $0.12        $0.14
                                           =====         =====           =====        =====
DILUTED EARNINGS PER COMMON SHARE          $0.05         $0.08           $0.12        $0.14
                                           =====         =====           =====        =====

                      See Notes To Financial Statements.

                             SYNTHETECH, INC.

                         STATEMENTS OF CASH FLOWS
                    -----------------------------------
                              (unaudited)

For the Six Month Period Ended September 30              1999         1998
-------------------------------------------          -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 1,650,000   $ 1,947,000
Adjustments to reconcile net income to
 net cash provided by operating activities:
      Depreciation, amortization and other               785,000       583,000
      Amortization of deferred compensation               23,000        54,000
      Loss on disposal of property, plant
       and equipment                                       3,000             -

    (Increase) decrease in assets:
      Accounts receivable, net                         1,088,000      (410,000)
      Inventories                                        117,000      (449,000)
      Prepaid expenses                                  (111,000)        6,000
      Other assets                                       (15,000)        9,000

    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities        (1,843,000)      424,000
      Deferred revenue                                    37,000      (201,000)
                                                     -----------    ----------
        Net cash provided by operating activities      1,734,000     1,963,000
                                                     -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases            (1,633,000)     (641,000)
                                                     -----------    ----------
        Net cash used by investing activities         (1,633,000)     (641,000)
                                                     -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term
    debt obligations                                      (8,000)       (7,000)
   Proceeds from stock option exercises
    and disqualifying dispositions                        11,000         7,000
                                                     -----------    ----------
        Net cash provided by financing activities          3,000             -
                                                     -----------    ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                104,000     1,322,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       7,470,000     4,976,000
                                                     -----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 7,574,000   $ 6,298,000
                                                     ===========   ===========
NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value        $     4,000   $    38,000
Mature shares exchanged for the exercise
 of stock options                                    $         -   $   231,000

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

  Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis. For example, provision for income taxes is an estimate of the annual liability pro-rated over the quarters of the fiscal year based on estimates of annual income. Further, all inventory quantities are verified by physically counting the units on hand at least once a year. Normally, selected inventories are counted during each quarter. For those inventories not counted during the quarter, quantities are determined using measured sales and production data for the period.

 The interim period information included herein reflects all adjustments which are, in the opinion of Synthetech management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


NOTE B.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for the three month period ended September 30:

          Cash Paid
          ---------
                                 Three Months                Six Months
                              1999         1998           1999        1998
                              ----         ----           ----        ----
      Income Taxes        $ 1,082,000   $  841,000    $ 1,572,000   $  856,000
      Interest            $     4,000   $    4,000    $     7,000   $    8,000


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


                                     For the Three Months      For the Six Months
                                       Ended September 30,     Ended September 30,

                                      1999        1998         1999         1998
                                      ----        ----         ----         ----
     Weighted average shares
      outstanding for Basic EPS    14,254,630   14,201,171   14,253,376  14,180,688

     Dilutive effect of
      common stock options
      issuable under
      treasury stock method            51,566       86,039       59,507      91,928
                                   ----------   ----------   ----------  ----------
     Weighted average common
      and common equivalent
      shares outstanding for
      Diluted EPS                  14,306,196   14,287,210   14,312,883  14,272,616
                                   ==========   ==========   ==========  ==========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                 For the Three Months     For the Six Months
                                 Ended September 30,      Ended September 30,

                                  1999      1998          1999       1998
                                  ----      ----          ----       ----
      Common stock options
       outstanding               523,800   593,800       523,800    593,800

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

                              Percentage of Revenues
                           ----------------------------

                                For the Three Months    For For the Six Months
                                 Ended September 30,      Ended September 30,
                                  1999       1998          1999      1998
-------------------------         ----       ----          ----      ----

Revenues                         100.0 %    100.0 %       100.0 %   100.0 %
Cost of sales                     59.5       56.4          57.9      58.6
                                ------     ------        ------    ------
Gross Profit                      40.5       43.6          42.1      41.4

Research and Development           3.6        1.4           3.1       1.7
Selling, General and
 Administration                    8.6        7.2           7.9       7.8
                                ------     ------        ------    ------
Operating Expense                 12.2        8.6          11.0       9.5

Operating Income                  28.3       35.0          31.1      31.9
Other Income                       2.5        1.2           2.1       1.3
                                ------     ------        ------    ------
Income Before Income Taxes        30.8       36.2          33.2      33.2
Provision For Income Taxes        11.7       13.7          12.6      12.6
                                ------     ------        ------    ------
Net Income                        19.1 %     22.5 %        20.6 %    20.6 %
                                ======     ======        ======    ======



Revenues
--------
Revenues  decreased by 37% to $3.37 million  in  the  second quarter of fiscal 2000 from $5.33 million in the second quarter of fiscal 1999. Revenues were $8.01 million for the first half of fiscal 2000, a 15% decrease from revenues of $9.46 million in the first half of fiscal 1999. International sales, mainly to Europe, were $2.55 million and $5.56 million for the second quarter and first half of fiscal 2000, respectively, as compared to $799,000 and $2.06 million for the second quarter and first half of fiscal 1999, respectively.

The decrease in revenues for the second quarter and first half of fiscal 2000 from the same period of fiscal 1999 primarily resulted from reduced revenues from large-scale orders. The Company expects the revenues for the third fiscal quarter will continue to be under pressure due to the lack of near term large-scale orders. In addition, a delivery delay of a raw material will likely shift the completion of a significant order into the fourth fiscal quarter. As a result, the Company expects that the operating results for the third fiscal quarter may be around a break-even level. Nevertheless, Synthetech has several promising projects in the pipeline that could become the drivers for future growth. Depending on the progress and timing of these projects, there are a number of different combinations with the potential to generate substantial future revenues. (See "Industry Factors" below.)


Gross Profit
------------
Gross  profit  decreased  to $1.37  million  in  the  second quarter of fiscal 2000 from $2.32 million in the second quarter of fiscal 1999. As a percent of sales, gross profit decreased to 41% in the second quarter of fiscal 2000 from 44% for the same period last year. Gross profit decreased to $3.37 million in the first half of fiscal 2000 from $3.91 million for that same period of fiscal 1999. As a percentage of sales, gross profit increased to 42% in the first half of fiscal 2000 from 41% of revenues for the same period of fiscal 1999.

The lower gross profit margins for the second quarter of fiscal 2000 as compared to the same quarter in fiscal 1999 resulted primarily from the lower level of revenues. This downward pressure was somewhat offset by higher margin product mix produced in the second quarter of fiscal 2000 as compared to the same quarter in fiscal 1999. Revenues from large-scale Peptide Building Block (PBB) orders typically generate a lower gross profit margin than the sale of smaller quantities of the same PBB product during the drug discovery and clinical stages. During the second quarter and the first half of fiscal 2000, revenues from large-scale PBB orders represented 16% and 42%, respectively, of total revenue for the periods compared to 58% and 56% of revenues for the same periods of fiscal 1999.

The relatively similar gross profit margins for the first half of fiscal 2000 as compared to the same period in fiscal 1999 represents a combination of factors netting each other out, including a weak gross profit margin in the first quarter of fiscal 1999 when the Company had not yet reached a higher manufacturing efficiency for a large-scale order and the factors discussed above.



Operating Expenses
------------------
Research and development (R&D) expenses were $121,000 and $248,000 in the second quarter and first half of fiscal 2000, respectively, compared to $76,000 and $157,000 in the second quarter and first half of fiscal 1999, respectively. As a percentage of sales, R&D expenses increased to 3.6% in the second quarter of fiscal 2000 from 1.4% in the same period of fiscal 1999 and increased to 3.1% for the first half of fiscal 2000 as compared to 1.7% in the first half of fiscal 1999. These increases were primarily due to increases in staffing and associated expenses and a lower portion of the R&D group effort being allocated to product manufacturing.

SG&A expenses decreased to $289,000 and $632,000 in the second quarter and first half of fiscal 2000, respectively, from $383,000 and $738,000 in the second quarter and first half of fiscal 1999, respectively. The decreases in SG&A expenses for the second quarter and first half of fiscal 2000 as compared to the same periods of fiscal 1999 primarily reflected a reduction in the size of the bonus pool, and of certain compensation expenses related to the granting of a non-qualified stock option and of payments made pursuant to a termination of employment. As a percentage of sales, SG&A expenses increased to 8.6% in the second quarter of fiscal 2000 as compared to 7.2% in the second quarter of fiscal 1999, and increased to 7.9% for the first half of fiscal 2000 as compared to 7.8% in the same period of fiscal 1999. The increase in the second quarter of fiscal 2000 as compared to the second quarter of fiscal 1999 was primarily attributable to lower revenues.

Operating Income
----------------
Operating income decreased to $955,000 or 28% of revenues in the second quarter of fiscal 2000 from $1.86 million or 35% for the same period last year. For the first half of fiscal 2000 operating income decreased to $2.49 million or 31% of revenues compared with $3.02 million or 32% for the first half of fiscal 1999. The significant decrease in operating income for the second quarter and first half of fiscal 2000 reflected the substantial decrease in revenues from the prior periods.

Other Income
------------
The net other income of $85,000 for the second quarter of fiscal 2000 included $92,000 of interest earnings, $4,000 of interest expense and a $3,000 loss on disposal of fixed assets. The net other income of $169,000 for the second half of fiscal 2000 included $179,000 of interest earnings, $7,000 of interest expense and a $3,000 loss on disposal of fixed assets. The $63,000 and $122,000 net other income in the second quarter and first half of fiscal 1999, respectively, came primarily from interest earnings and $8,000 and $4,000 of interest expense, respectively.

Net Income
----------
For the second quarter and first half of fiscal 2000, the Company earned $1.04 million, and $2.66 million before income taxes, respectively. A provision for income taxes of $395,000 resulted in net income of $645,000 for the second quarter and a provision for income taxes of $1.01 million resulted in net income of $1.65 million for the first half of fiscal 2000.


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


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had working capital of $12.94 million compared to $12.11 million at March 31, 1999. The Company's cash and cash equivalents at September 30, 1999 totaled $7.57 million. The Company does not invest in derivative securities. In addition, the Company had a $1 million unsecured bank line of credit of which there was no amount outstanding at September 30, 1999.

The decrease in accounts receivable to $2.33 million at September 30, 1999 from $3.41 million at March 31, 1999 reflected the lower level of revenues during the second quarter. The decrease in accounts payable to $552,000 at September 30, 1999 from $1.54 million at March 31, 1999 reflected reduced expenditure commitments related to the second-phase of the plant expansion and reduced raw material purchases. The decrease in accrued compensation to $96,000 at September 30, 1999 from $375,000 at March 31, 1999 primarily reflected accrued bonus and related compensation paid during the first quarter. The reduction of accrued income taxes to $0 at September 30, 1999 from $561,000 at March 31, 1999 reflected payments of estimated taxes.

The Company had approximately $1.63 million of capital expenditures during the first six months of fiscal 2000. Approximately $282,000 was spent for equipment and equipment upgrades in the existing plant and $1.35 million was spent for the second-phase of the new plant expansion. The Company anticipates total capital expenditures for fiscal 2000 for the existing plant to be $1.3 million and for the second-phase of the new plant expansion to be $2.2 million for a total of $3.5 million. The Company expects to finance these capital expenditures from internal cash flow and does not anticipate the need for any new debt or equity financing.


YEAR 2000

The Year 2000 ("Y2K") issue arose as the result of existing computer programs that use only the last two digits to refer to a year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results.

The Company has established a Y2K team lead by its Chief Financial Officer. The team has completed its assessment of the Company's information systems which support business applications. The Company utilizes packaged application strategies for these information systems functions. The Company believes that these information system components are current with all Y2K updates and changes recommended by the vendors. These information systems include enterprise software, operating systems, networking components, application and data servers, PC hardware and core office automation software. The team has also completed its assessment of the Company's research and development, manufacturing processes and facility management systems. The Company believes that these systems and components are current with all Y2K updates and changes recommended by the vendors. The Company is undertaking a Y2K supplier and customer assessment program. It is in the process of completing its survey of key suppliers and customers to determine the level of their Y2K readiness.

The Company's information technology expenditures for fiscal 1999 were $90,000, of which approximately 22% related to the Company's Y2K program. These expenses were paid out of revenues from operations. In connection with its responsibility to undertake a Y2K program, the Company has hired an outside consultant to provide limited advice to the Company's Y2K team and Board of Directors on the Company's Y2K program. The Company has hired another outside consultant to assist the Company's Y2K team in developing and running certain Y2K on-site testing protocols. The Company has incurred expenditures of $18,000 for these consultants.

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

Due to the nature and size of its operations and its Y2K efforts to date described above, the Company does not intend to develop any contingency plans other than to identify second sources for any of its key vendors who cannot advise the Company that they will be Y2K compliant.

               _______________________

This Form 10-Q includes "forward-looking" information (as defined in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). Investors
are cautioned that forward-looking  statements  involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements.Forward-looking statements include, without limitation, any statement that may predict, forecast,indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result,"
or  words  or  phrases of similar meanings.  The  risks  and
uncertainties   include,  but  are  not  limited   to,   the
following:   the  uncertain market  for  products,  customer
concentration, potential quarterly revenue fluctuations, industry cost factors, competition, government regulation, product liability risks, technological change, increased costs associated with the Company's facility expansions, international business risks, and Y2K risks. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended March 31, 1999, which are available from the Company without charge, for a further description of the risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders

     The Company held its Annual Meeting of Shareholders on July 23, 1999. At that meeting, the following Directors were elected by the Shareholders:

Election of Directors

     Class/Name                                    Votes For   Votes Withheld
     ----------
     Class II Directors (term expiring in 2002):
     Edward M. Giles                               7,473,029        44,830
     Charles B. Williams                           7,472,729        45,130

Continuing Directors

     Class/Name
     ----------
     Class I Directors (term expiring in 2001):
     Paul C. Ahrens
     Page E. Golsan, III

     Class III Directors (term expiring in 2000):
     Howard L. Farkas
     Donald E. Kuhla, Ph.D.
     M.   ("Sreeni") Sreenivasan

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       3(i)1   Articles of Incorporation of Synthetech, Inc., as amended.

       3(ii)2  Bylaws of Synthetech, Inc., as amended.

     27   Financial Data Schedule
__________________
      1  Incorporated by reference herein from the Company's Form 10-KSB for the year ended March 31, 1997.
      2 Incorporated by reference herein from the Company's Form 10-Q for the quarter ended June 30, 1999.

(b)  Reports
     No reports on Form 8-K were filed during the quarter.

                         SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        SYNTHETECH, INC.
                                         (Registrant)



Date:    November 10, 1999       /s/ M.Sreenivasan
                                     M. Sreenivasan
                                     President & C.E.O.



Date:    November 10, 1999       /s/ Charles B. Williams
                                     Charles B. Williams
                                     Vice President, Finance
                                     and Administration, C.F.O.,
                                     Chief Accounting Officer