Form 10-Q
period 1999-12-31
SYNTHETECH INC
filed 2000-02-11
CIK 749290

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

                                FORM 10-Q



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1999

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

Yes  X    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of February 4, 2000 was 14,256,130.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                 SYNTHETECH, INC.

                                  BALANCE SHEETS
                             -------------------------

                                               (unaudited)
                                                December 31,       March 31,
                                                  1999               1999
------------                                   -------------     -------------
 ASSETS
------------

Current Assets:
  Cash and cash equivalents                    $  7,757,000     $  7,470,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000 for
    both periods                                    812,000        3,414,000
  Income tax receivable                             132,000                -
  Inventories                                     3,896,000        3,359,000
  Prepaid expenses                                  362,000          284,000
  Deferred income taxes                             133,000          133,000
  Other current assets                               10,000            5,000
                                                 ----------       ----------
    Total Current Assets                         13,102,000       14,665,000

Property, Plant and Equipment, at cost, net      13,012,000       11,561,000

Other Assets                                          4,000            4,000
                                                 ----------       ----------
    Total Assets                               $ 26,118,000     $ 26,230,000
                                               ============     ============

                            See Notes To Financial Statements.

                                         SYNTHETECH, INC.

                                          BALANCE SHEETS
                                     -------------------------
                                            (continued)


                                                  (unaudited)
                                                  December 31,      March 31,
                                                     1999             1999
--------------------------------------            ------------     -----------
  LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------

Current Liabilities:
  Current portion of note payable                 $    15,000     $    15,000
  Accounts payable                                    671,000       1,543,000
  Accrued compensation                                106,000         375,000
  Deferred revenue                                     44,000          44,000
  Accrued income taxes                                      -         561,000
  Other accrued liabilities                            13,000          17,000
                                                    ---------       ---------
    Total Current Liabilities                         849,000       2,555,000

Deferred Income Taxes                                 496,000         496,000

Note Payable, net of current portion                  141,000         152,000

Shareholders' Equity:
  Common stock, $.001 par value; authorized
   100,000,000 shares; issued and outstanding,
   14,256,000 and 14,252,000 shares                    14,000          14,000
  Paid-in capital                                   8,747,000       8,740,000
  Deferred  compensation                              (36,000)        (76,000)
  Retained earnings                                15,907,000      14,349,000
                                                   ----------      ----------
    Total Shareholders' Equity                     24,632,000      23,027,000
                                                   ----------      ----------
    Total Liabilities And Shareholders' Equity   $ 26,118,000    $ 26,230,000
                                                 ============    ============

                          See Notes To Financial Statements.

                                SYNTHETECH, INC.

                           STATEMENTS OF OPERATIONS
                     -------------------------------------
                                (unaudited)

                             For the Three Months        For the Nine Months
                               Ended December 31           Ended December 31,
                             1999           1998         1999           1998
-----------------------    ----------    ----------   -----------   ----------
Revenues                 $  1,503,000  $  6,047,000  $  9,509,000 $ 15,502,000
Cost of Sales               1,368,000     3,624,000     6,002,000    9,166,000
                         ------------  ------------  ------------ ------------
Gross Profit                  135,000     2,423,000     3,507,000    6,336,000

Research and development       87,000        71,000       335,000      228,000
Selling, general and
  administrative              291,000       373,000       923,000    1,111,000
                         ------------  ------------  ------------ ------------
Operating Expense             378,000       444,000     1,258,000    1,339,000
                         ------------  ------------  ------------ ------------
Operating Income (Loss)      (243,000)    1,979,000     2,249,000    4,997,000
Other Income, net              99,000        69,000       275,000      199,000
Interest Expense               (4,000)       (4,000)      (11,000)     (12,000)
                         ------------  ------------  ------------ ------------
Income (Loss) Before
  Income Taxes               (148,000)    2,044,000     2,513,000    5,184,000

Provision (Benefit)
  For Income Taxes            (56,000)      777,000       955,000    1,970,000
                         ------------  ------------  ------------ ------------
Net Income (Loss)        $    (92,000) $  1,267,000  $  1,558,000 $  3,214,000
                         ============= ============  ============ ============

Basic Earnings (Loss)
  Per Common Share            $ (0.01)      $  0.09       $  0.11      $  0.23
                              ========      =======       =======      =======
Diluted Earnings (Loss)
  Per Common Share            $ (0.01)      $  0.09       $  0.11      $  0.23
                              ========      =======       =======      =======

                        See Notes To Financial Statements.

                                   SYNTHETECH, INC.

                               STATEMENTS OF CASH FLOWS
                      ----------------------------------------------
                                     (unaudited)

For the Nine Month Period Ended December 31           1999           1998
-------------------------------------------         ---------     ---------
Cash Flows From Operating Activities:
Net income                                        $ 1,558,000    $ 3,214,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Depreciation, amortization and other          1,180,000        957,000
      Amortization of deferred compensation            33,000         85,000
      (Gain) Loss on disposal of property,
        plant and equipment                            (2,000)         1,000

    (Increase) decrease in assets:
      Accounts receivable, net                      2,602,000       (894,000)
      Inventories                                    (537,000)      (300,000)
      Prepaid expenses                                (78,000)       (36,000)
      Income tax receivable                          (132,000)             -
      Other assets                                     (5,000)        18,000
    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities     (1,706,000)        87,000
      Deferred revenue                                      -       (203,000)
                                                  -----------   ------------
       Net cash provided by operating activities    2,913,000      2,929,000
                                                  -----------   ------------
Cash Flows From Investing Activities:
   Property, plant and equipment purchases         (2,629,000)    (1,652,000)
                                                  -----------   ------------
       Net cash used in investing activities       (2,629,000)    (1,652,000)
                                                  -----------   ------------
Cash Flows From Financing Activities:
   Principal payments under long-term debt
     obligations                                      (11,000)      (11,000)
   Proceeds from stock option exercises and
     disqualifying dispositions                        14,000       135,000
                                                  -----------   -----------
        Net cash provided by financing activities       3,000       124,000
                                                  -----------   -----------
Net Increase In Cash And Cash Equivalents             287,000     1,401,000

Cash And Cash Equivalents At The Beginning Of
  Period                                            7,470,000     4,976,000
                                                  -----------   -----------
Cash And Cash Equivalents At End Of Period        $ 7,757,000   $ 6,377,000
                                                  ===========   ===========

Non-Cash Investing Activities:
Issuance of stock options at below fair value     $     4,000   $    57,000
Mature shares exchanged for the exercise of
  stock options                                   $         -   $   231,000

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


NOTE B.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for the three month period ended December 31:

          Cash Paid
          ---------

                               Three Months               Nine Months
                               ------------               -----------
                           1999         1998           1999          1998
                           ----         ----           ----          ----
      Income Taxes    $    66,000   $ 1,360,000    $ 1,637,000   $ 2,216,000
      Interest        $     4,000   $     4,000    $    11,000   $    12,000

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

                                     For the Three           For the Nine
                                     Months Ended            Months Ended
                                     December 31,            December 31,
                                   ----------------         ---------------
                                  1999         1998         1999        1998
                                  ----         ----         ----        ----
Weighted average shares
  outstanding for Basic EPS   14,255,347   14,207,622   14,254,035  14,189,698

Dilutive effect of
  common stock options
  issuable under
  treasury stock method                -       82,733       47,703      90,905
                              ----------   ----------   ----------  ----------
Weighted average common
  and common equivalent
  shares outstanding for
  Diluted EPS                 14,255,347   14,290,355   14,301,738  14,280,603
                              ==========   ==========   ==========  ==========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                  For the Three        For the Nine
                                   Months Ended         Months Ended
                                   December 31,         December 31,
                                  -------------        ---------------
                                 1999      1998         1999      1998
                                 ----      ----         ----      ----
Common stock options
  outstanding                   777,813   593,800      523,800   593,800


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

The   following  table  sets  forth,  for  the  periods  indicated,  the percentage of revenues represented by each item included in the Statements of Operations.

                               Percentage of Revenues
                               ----------------------

                             For the Three Months     For the Nine Months
                              Ended December 31,       Ended December 31,
                              1999        1998         1999         1998
-------------------           ----        ----         ----         ----

Revenues                     100.0 %     100.0 %       100.0 %      100.0 %
Cost of Sales                 91.0        59.9          63.1         59.1
                             -----       -----         -----        -----
Gross Profit                   9.0        40.1          36.9         40.9

Research and development       5.8         1.2           3.5          1.5
Selling, general and
  administrative              19.4         6.2           9.7          7.2
                             -----       -----         -----        -----
Operating Expense             25.2         7.4          13.2          8.7
                             -----       -----         -----        -----
Operating Income (Loss)      (16.2)       32.7          23.7         32.2
Other Income, net              6.6         1.1           2.8          1.3
Interest Expense             ( 0.3)          -         ( 0.1)       ( 0.1)
                             -----       -----         -----        -----
Income (Loss) Before
  Income Taxes               ( 9.9)       33.8          26.4         33.4

Provision (Benefit) For
  Income Taxes               ( 3.7)       12.8          10.0         12.7
                             -----       -----         -----        -----
Net Income (Loss)            ( 6.2) %     21.0 %        16.4 %       20.7 %
                             ======      =====         =====        =====


Revenues
--------
Revenues decreased by 75% to $1.50 million in the third quarter of fiscal 2000 from $6.05 million in the third quarter of fiscal 1999. Revenues were $9.51 million in the first nine months of fiscal 2000, a 39% decrease from revenues of $15.50 million in the first nine months of fiscal 1999. International sales, mainly to Europe, were $664,000 and $6.22 million in the third quarter and first nine months of fiscal 2000, respectively, as compared to $1.59 million and $3.65 million in the third quarter and first nine months of fiscal 1999, respectively.

The decrease in revenues in the third quarter and first nine months of fiscal 2000 from the same period of fiscal 1999 primarily resulted from reduced revenues from large-scale orders, the unpredictable ordering cycles inherent in drug development projects and the timing of the Company's product shipments. The Company expects that the results for the fourth quarter ending March 31, 2000 will continue to be under pressure, though likely some improvement from the third quarter. Nevertheless, the Company continues to believe that it is well positioned and its prospects remain bright. It recently received a large-scale Peptide Building Block (PBB) order ($3.6 million) for a drug in clinical trials. The Company has been involved in this project for the past couple of years from early drug development stages. Since the Company anticipates that the timing of production and shipments for this order will be spread over the fourth quarter of fiscal 2000 and the first half of fiscal 2001, this order alone will not resolve the Company's near term revenue challenges. The Company, however, has several other promising projects in the pipeline. While the progress and timing of these projects remains outside the Company's control, there are a number of different combinations with the potential to generate substantial future revenues. (See "Industry Factors" below.)


Gross Profit
------------
Gross profit decreased to $135,000 in the third quarter of fiscal 2000 from $2.42 million in the third quarter of fiscal 1999. As a percent of sales, gross profit decreased to 9% in the third quarter of fiscal 2000 from 40% for the same period last year. Gross profit decreased to $3.51 million in the first nine months of fiscal 2000 from $6.34 million for the same period of fiscal 1999. As a percentage of sales, gross profit decreased to 37% in the first nine months of fiscal 2000 from 41% of revenues for the same period of fiscal 1999.

The substantially lower gross profit margins for the third quarter of fiscal 2000 as compared to the same quarter in fiscal 1999 resulted from the low level of revenues in the third quarter of fiscal 2000. While the gross profit margins for the first nine months of fiscal 2000 as compared to the same period in fiscal 1999 are lower, it is not as pronounced as the third quarter since the decline in revenue in the nine month period was less precipitous. There was a 75% decrease in revenue in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999, and the decrease in revenue in the first nine months of fiscal 2000 as compared to the similar period in fiscal 1999 was 39%. Revenue in general and large-scale orders in particular significantly impact the Company's margins. For example, during the third quarter of fiscal 2000, revenues from large-scale PBB orders represented 0% of total revenues for the period compared to 67% of revenues for the same period in fiscal 1999. During the first nine months of fiscal 2000, revenues from large-scale PBB orders represented 35% of total revenues for the period compared to 60% of revenues for the same period in fiscal 1999.

Operating Expenses
------------------
Research and development (R&D) expenses were $87,000 and $335,000 in the third quarter and the first nine months of fiscal 2000, respectively, compared to $71,000 and $228,000 in the third quarter and the first nine months of fiscal 1999, respectively. As a percentage of sales, R&D expenses increased to 6% in the third quarter of fiscal 2000 from 1% in the same period of fiscal 1999 and increased to 4% in the first nine months of fiscal 2000 as compared to 2% in the first nine months of fiscal 1999. These increases were primarily due to increases in staffing and associated expenses.

Selling, general and administrative (SG&A) expenses decreased to $291,000 and $923,000 in the third quarter and the first nine months of fiscal 2000, respectively, from $373,000 and $1.11 million in the third quarter and the first nine months of fiscal 1999, respectively. The decreases in SG&A expenses in the third quarter and the first nine months of fiscal 2000 as compared to the same periods of fiscal 1999 primarily reflected a reduction in the size of the bonus pool, and of certain compensation expenses related to the granting of a non-qualified stock option, and of payments made pursuant to a termination of employment. As a percentage of sales, SG&A expenses increased to 19% in the third quarter of fiscal 2000 as compared to 6% in the third quarter of fiscal 1999, and increased to 10% in the first nine months of fiscal 2000 as compared to 7% in the same period of fiscal 1999. The percentage increase in the third quarter of fiscal 2000 as compared to the third quarter of fiscal 1999 was primarily attributable to lower revenues.


Operating Income (Loss)
-----------------------
The Company had an operating loss of $243,000 or 16% of revenues in the third quarter of fiscal 2000 compared to operating income of $1.98 million or 33% of revenues in the same period last year. For the first nine months of fiscal 2000 operating income decreased to $2.25 million or 24% of revenues compared with $5.00 million or 32% in the first nine months of fiscal 1999. The significant decrease in operating income for the third quarter and first nine months of fiscal 2000 reflected the substantial decrease in revenues from the prior periods.


Other Income, net
-----------------
The net other income of $99,000 for the third quarter of fiscal 2000 included $94,000 of interest earnings and a $5,000 gain on disposal of fixed assets. The net other income of $275,000 in the first nine months of fiscal 2000 included $273,000 of interest earnings and a $2,000 net gain on disposal of fixed assets. The $69,000 and $199,000 net other income in the third quarter and the first nine months of fiscal 1999, respectively, came primarily from interest earnings.

Interest expense in the third quarter and first nine months of fiscal 2000 were $4,000 and $11,000, respectively, and were $4,000 and $12,000, respectively, in the third quarter and first nine months of fiscal 1999.


Net Income (Loss)
-----------------
In the third quarter of fiscal 2000 the Company lost $148,000 before income taxes and in the first nine months of fiscal 2000 earned $2.51 million before income taxes. A reduction in the provision for income taxes of $56,000 resulted in a net loss of $92,000 in the third quarter of fiscal 2000 and a provision for income taxes of $955,000 resulted in net income of $1.56 million in the first nine months of fiscal 2000.



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


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had working capital of $12.25 million compared to $12.11 million at March 31, 1999. The Company's cash and cash equivalents at December 31, 1999 totaled $7.76 million. The
Company does not invest in derivative securities. In addition, the Company had a $1 million unsecured bank line of credit of which there was no amount outstanding at December 31, 1999.

The decrease in accounts receivable to $812,000 at December 31, 1999 from $3.41 million at March 31, 1999 reflected the lower level of revenues during the third quarter. The increase of income tax receivable to $132,000 at December 31, 1999 from $0 at March 31, 1999 and the reduction of accrued income taxes to $0 at December 31, 1999 from $561,000 at March 31, 1999 reflected payments of estimated taxes. The increase in inventories to $3.90 million at December 31, 1999 from $3.36 million at March 31, 1999 principally reflected the manufacturing and stocking of certain products for future sale and, to a lesser extent, the restocking of raw materials. The decrease in accounts payable to $671,000 at December 31, 1999 from $1.54 million at March 31, 1999 reflected the timing of expenditure commitments related to the second-phase of the plant expansion and the timing of raw material purchases. The decrease in accrued compensation to $106,000 at December 31, 1999 from $375,000 at March 31, 1999 primarily reflected accrued bonus and related compensation paid during the first quarter.

The Company had approximately $2.63 million of capital expenditures during the first nine months of fiscal 2000. Approximately $352,000 was spent for equipment and equipment upgrades in the existing plant and $2.28 million was spent for the second-phase of the new plant expansion. The Company anticipates total capital expenditures for fiscal 2000 for the existing plant to be $452,000 and for the second-phase of the new plant expansion to be $2.88 million for a total of $3.33 million. The Company expects to finance these capital expenditures from internal cash flow and does not anticipate the need for any new debt or equity financing.

YEAR 2000

The Year 2000 ("Y2K") issue arose as the result of existing computer programs that use only the last two digits to refer to a year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If not corrected, many computer applications could fail or create erroneous results.

The Company established a Y2K team lead by its Chief Financial Officer. The team completed its assessment of the Company's information systems which support business applications. The Company utilizes packaged application strategies for these information systems functions. The Company believes that these information system components are current with all Y2K updates and changes recommended by the vendors. These information systems include enterprise software, operating systems, networking components, application and data servers, PC hardware and core office automation software. The team also completed its assessment of the Company's research and development, manufacturing processes and facility management systems. The Company believes that these systems and components are current with all Y2K updates and changes recommended by the vendors. The Company also completed its survey of key suppliers and customers to determine the level of their Y2K readiness.

Due to the nature and size of its operations and its Y2K efforts, the Company did not develop any contingency plans other than to identify second sources for any of its key suppliers who could not advise the Company that they were Y2K compliant.

To date, the Company is unaware of any significant Y2K issues affecting it, its key suppliers or customers.

The Company's information technology expenditures for fiscal 1999 were $90,000, of which approximately 22% related to the Company's Y2K program. These expenses were paid out of revenues from operations. In connection with its responsibility to undertake a Y2K program, the Company hired an outside consultant to provide limited advice to the Company's Y2K team and Board of Directors on the Company's Y2K program. The Company also hired another outside consultant to assist the Company's Y2K team in developing and running certain Y2K on-site testing protocols. The Company has incurred expenditures of $18,000 for these consultants.

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities or operations. While such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition, the Company believes implementation of its plan has been successful after the first key rollover date occurred on December 31, 1999. Other key dates associated with potential Y2K problems will occur in the next few months and are also expected to be uneventful and, provided that third parties mitigate their own risks successfully, the Company believes it will have no material business risk from such Y2K issues.

However, there can be no assurances that third parties, over which the Company has no control, will successfully address their own Y2K issues.

               ________________________________


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



                                        SYNTHETECH, INC.
                                        ----------------
                                         (Registrant)



Date:  February 10, 2000                /s/  M. Sreenivasan
                                        M. Sreenivasan
                                        President & C.E.O.



Date:  February 10, 2000                /s/  Charles  B. Williams
                                        Charles B. Williams
                                        Vice President, Finance
                                        and Administration, C.F.O.,
                                        Chief Accounting Officer