Form 10-K
period 2000-03-31
SYNTHETECH INC
filed 2000-06-05
CIK 749290

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-K

                           (Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended March 31, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________
Commission file number 0-12992
                        SYNTHETECH, INC.
     (Exact name of registrant as specified in its charter)

                 Oregon                         84-0845771
     (State or other jurisdiction           (I.R.S. Employer
      of incorporation or organization)      Identification No.)
      of incorporation or organization)

     1290 Industrial Way, Albany, Oregon          97321
     (Address  of  principal  executive        (Zip Code)
      offices)

     Registrant's telephone number,            541/967-6575
     including area code:

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

As of May 24, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $34 million based upon $3.25 per share. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of the shares of the Company's Common Stock outstanding on May 24, 2000 was 14,276,641.

                        Table of Contents
                                                             Page
PART I

Item 1 - Business.......................................       1
Item 2 - Properties.....................................       9
Item 3 - Legal Proceedings..............................      10
Item 4 - Submission of Matters To a Vote of Security
         Holders........................................      11

PART II

Item 5 - Market for Registrant's Common Stock and Related
         Shareholder Matters.............................     11
Item 6 - Selected Financial Data.........................     12
Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............     13
Item 7A- Quantitative and Qualitative Disclosure About
         Market Risk.....................................     19
Item 8 - Financial Statements and Supplementary Data.....     20
Item 9 - Changes In and Disagreements With Accountants
         on Accounting and Financial Disclosure..........     38

PART III

Item 10- Directors and Executive Officers of the Registrant   39
Item 11- Executive Compensation...........................    42
Item 12- Security Ownership of Certain Beneficial Owners
         and Management...................................    48
Item 13- Certain Relationships and Related Transactions...    49

PART IV

Item 14- Exhibits, Financial Statement Schedules and
         Reports on Form 8-K..............................    49

Signatures................................................    52

                             PART I
                             ------
                        ITEM 1.  BUSINESS
                        -----------------
This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements and as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this Report.

GENERAL
-------
Synthetech, Inc., an Oregon corporation (the "Company" or "Synthetech"), produces chemically modified naturally occurring and synthetic amino acids which it refers to as "Peptide Building Blocks" ("PBBs"). These PBBs are pharmaceutical intermediates which are purchased by major pharmaceutical companies, emerging biopharmaceutical companies and contract drug synthesis companies as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs. Using organic chemistry and biocatalysis techniques, the Company has the expertise and capacity to produce PBBs on a full cycle "grams to tons" production basis for use in all stages of drug development from initial discovery through approved, marketed drugs. Synthetech's PBBs are used in peptide, peptidomimetic small molecule and other drugs under development and on the market for the treatment of AIDS, cancer, cardiovascular and other diseases.

MARKET OVERVIEW
---------------
The market for PBBs is driven by the market for the peptide, peptidomimetic small molecule and other drugs in which they are incorporated. Peptide drugs are chains of generally 3 to 50 amino acids and retain their peptide structure after completion of drug manufacturing. Since naturally occurring peptides in the human body regulate many of its complex biochemical systems, researchers have been investigating peptide drug candidates to determine their ability to regulate these systems to either promote health or hinder disease. With structures and characteristics similar to the body's own peptides and enzymes, peptide drugs generally are quite potent. Peptide drugs also tend to be administered through intravenous or other non-oral delivery paths. During clinical trials, PBB orders for these candidates are typically multi-kilogram ("multi-kilo") in size. At the marketed drug stage, orders for PBBs for these drugs can reach the tens of kilograms ("kilos") to hundreds of kilos size.

Researchers have also been investigating combining one or more amino acids with other chemicals which are not amino acids to create drug candidates. These drug candidates are commonly referred to as peptidomimetic small molecule drugs since they exhibit peptide-like qualities in a smaller molecule which is not a defined sequence of amino acids. Peptidomimetic small molecule drugs typically are less potent than peptide drugs. They also often are able to be administered orally. During clinical trials, PBB orders for these candidates can be in the hundreds of kilos to low tons size. At the marketed drug stage, orders for these drugs can reach the tons to tens of tons size.

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

STRATEGY
--------
Synthetech's strategy is to emphasize a commitment to its customers from the early phases of drug discovery through clinical development in order to develop larger orders as the drugs receive regulatory approval.

PRODUCT OVERVIEW
----------------
Peptide Building Blocks. PBBs are amino acids which have been chemically modified through organic chemistry and biocatalysis techniques to enable them to link with other amino acids or chemicals in a particular defined sequence. These PBBs are pharmaceutical intermediates and are used as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs. The amino acids which are transformed into PBBs may be either natural amino acids (that is, amino acids which occur in nature, including their chiral or "mirror image" form) or synthetic amino acids (that is, amino acids which have a side chain that does not occur in nature). Synthetech refers to the synthetic amino acids as "Specialty Amino Acids."

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

At March 31, 2000, the dollar amount of backlog orders was $2.42 million, all of which the Company expects to ship during fiscal 2001. At March 31, 1999, the dollar amount of backlog orders was $8.86 million, including $2.99 million attributable to the final shipments under a discontinued large-scale order.

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

MARKETING
---------
The Company markets its products and capabilities through attendance at trade shows, listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and an internet presence. In addition, the Company maintains ongoing direct relationships with major pharmaceutical firms, emerging biopharmaceutical firms, contract drug synthesis firms and other firms which it believes might have a need for its products. The Company typically sells its products directly to its customers, although it uses sales representatives for some European sales and has often sold products to Japanese customers through chemical trading firms.

CUSTOMERS
---------
Although the Company has several hundred customers in more than 25 countries, the Company expects that a few customers will continue to account for a significant portion of revenues each year. During fiscal 2000, the top 20 customers represented 95% of the Company's revenues. Of these twenty customers, 12 were major pharmaceutical companies, 4 were emerging biopharmaceutical companies and 4 were contract drug synthesis companies. The Company had three customers each accounting for over 10% of fiscal 2000 revenue-F. Hoffman-La Roche, Ltd., UCB-Bioproducts S.A. and Searle, which individually accounted for approximately
29%,  19%  and  14%, respectively, of the Company's  fiscal  2000 revenues.

For the fiscal years ended March 31, 2000, 1999 and 1998, sales to international customers were $6.39 million, $6.45 million, and $2.85 million, respectively, accounting for approximately 53%, 28%, and 34%, of the Company's total revenues. These sales were principally to Europe and Mexico for fiscal 2000 and to Europe for fiscal 1999 and 1998. See Note J to Financial Statements.

COMPETITION
-----------
Because peptide and peptidomimetic small molecule drugs are relatively new, the market in the past for PBBs has been quite small -- with sales typically in the hundreds of kilos or smaller size. As a result, the PBB market has not attracted a significant amount of direct competition. As the market continues to grow with larger order sizes becoming more prevalent, the Company has begun to see more competition.

Current competition in multi-kilo quantities of natural amino acid based PBBs comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural PBBs have begun to attract a wider group of approximately a dozen domestic and international chemical companies. In the area of Specialty Amino Acids, the Company has competition on a selected product basis at the multi-kilo scale from approximately half a dozen fine chemical producers in Europe, Japan and the United States. Competition from companies in developing countries, such as India, China and Korea, is also starting to emerge.

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

RESEARCH AND DEVELOPMENT
------------------------
The Company's Research and Development Group is composed of seven people, of which three have graduate degrees in chemistry. The Company's research and development efforts focus on process development to support the Company's PBB product lines. In addition, the Group explores alternative scaleable routes for PBB production, especially for its Specialty Amino Acids.

During the fiscal years ended March 31, 2000, 1999 and 1998, the Company's research and development expenses were $436,000, $338,000 and $215,000, respectively. These figures, however, do not completely reflect the Company's research and development activity since substantial process development efforts have been associated with initial orders for new products and, accordingly, have been expensed as cost of sales associated with the product revenue rather than as a research and development expense. The Company estimates that its combined research and development effort (including effort directly associated with the sale of product) was approximately $522,000, $450,000 and $419,000 during the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

EMPLOYEES
---------
As of May 24, 2000, the Company employed 51 individuals.

REGULATORY MATTERS
------------------
As the Company's products are intermediates sold to drug manufacturers, the Company has been generally unaffected by FDA regulation which is directed at the drug manufacturers. The Company's customers do, however, typically conduct periodic reviews and audits of the Company's operations, including its inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. As some customers have begun to request the Company to manufacture and supply PBBs with additional processing, the Company expects these programs will often include more extensive documentation. The Company anticipates that the expenses of implementing these programs will increase in the future.

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

In fiscal 2000, the Company undertook capital expenditures aggregating $1.03 million associated with air quality scrubbers, waste water handling and other environmental control facilities. The Company is currently reviewing additional capital expenditures associated with environmental control facilities and has not determined its fiscal 2001 budget.

The   Company  maintains  property  damage  insurance,  liability insurance, environmental risk insurance, and product liability insurance.

PRODUCT LIABILITY
-----------------
Use of the Company's products in pharmaceuticals and the subsequent testing, marketing and sale of such pharmaceuticals involves an inherent risk of product liability. There can be no assurance that claims for product liability will not be asserted against the Company or that the Company would be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company maintains product liability insurance with a $1 million limit. Also, the Company maintains an umbrella liability insurance policy with an additional $9 million of coverage.

COMPANY BACKGROUND
------------------
The Company was formed in 1981 to develop novel chemical process technology by combining classical organic chemistry with enzyme-based biocatalysis. For the first several years, it operated mainly as a research and development group focused on process development of pharmaceuticals and other fine chemicals. After its initial public offering in 1984, the Company's research efforts were concentrated on the development of a proprietary process for aspartame and L-phenylalanine. Although the Company has entered into one license for this technology, the Company discontinued marketing this technology in 1991 and does not expect additional licensing revenue.

Throughout its development during the 1980s, the Company also offered contract research services. These research services were typically provided to pharmaceutical clients and generally involved the development of biocatalytic processes (that is, chemical processes which are affected by the use of enzymes or micro-organisms). Since the end of fiscal 1990, the Company has phased out contract research services and does not anticipate receiving any significant revenue from research services in the future. By the end of the 1980s, the Company, building on prior experience, began to focus on the production of PBBs and other fine chemicals for customers. With the successful completion of two large-scale orders, the Company has demonstrated its capability as a full-cycle "grams to tons" PBB producer.

FACTORS AFFECTING FUTURE RESULTS
--------------------------------
This Annual Report on Form 10-K includes forward-looking statements (as defined in Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result" or words or phrases of similar meanings. Investors are cautioned that forward-looking statements involve risks and uncertainties and various factors could cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

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

     Competition. In the past, the Company has not had a significant amount of direct competition for discovery and clinical trial stage drug development projects. The Company believes that this resulted from peptide and peptidomimetic small molecule drugs, particularly those which utilize synthetic amino acids, being relatively new and the market for PBBs relatively small. As the market has continued to grow with multi-ton order sizes becoming more prevalent, the Company has begun to see more competition. Current competition in the multi-kilo or smaller quantities of natural amino acid based PBBs comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural PBBs have begun to attract a wider group of domestic and international chemical companies. In the area of synthetic amino acid based PBBs, the Company has competition on a selective product basis from fine chemical producers in Europe and Japan. Competition from companies in developing countries, such as India, China and Korea, is also starting to emerge.

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

     Manufacturing Capacity. As a manufacturer of PBBs, the Company will continually face risks regarding the availability and costs of raw materials and labor, the potential need for additional capital equipment, increased maintenance costs, plant and equipment obsolescence and quality control. The Company has constructed additional manufacturing and related facilities on its site in Albany, Oregon. Nevertheless, existing facilities may not have sufficient capacity to meet the future demand for the Company's products. A disruption in the Company's production or distribution could have a material adverse effect on the
Company's financial results. Conversely, the Company may not have sufficient demand to utilize the additional capacity, which could also have a material adverse effect on the Company's financial results.

     Risks of International Business. Sales to customers outside the United States accounted for approximately 53% of the Company's net sales during the fiscal year ended March 31, 2000. The Company expects that international sales will continue to account for a significant percentage of net sales. The Company's business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets. In addition, the Company's sale of its products is subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports into other countries in which the Company's products may be sold. The Company is also subject to similar risks with respect to the importation of raw materials from foreign countries.





                       ITEM 2.  PROPERTIES
                       -------------------

Synthetech's headquarters and production facility are located in Albany, Oregon. The Company purchased this Albany, Oregon property in 1987. Since then, it has undergone a number of plant and building expansions on site. At present, the Company's facilities, which aggregate 47,700 square feet, include production, pilot plant, laboratory, warehouse and office space. These facilities include a recently constructed separate 20,000 square foot production facility with six production bays. Three of these bays have been outfitted with reactor vessels and other equipment and are operational. A fourth bay is being outfitted with reactor vessels and other equipment and can be completed and put into service as the Company needs additional capacity. The final two bays remain vacant and available for future expansion.

To accomplish the plant expansions, Synthetech has contracted with various third party providers. The Company typically has issued purchase orders to such providers with detailed specifications, services to be provided and the prices to be paid. The Company has received either limited or no written warranties by such third party providers and, therefore, may be limited in its ability to pursue remedies in the event that the new building has problems or other defects in the future. However, the building has been inspected by the City of Albany to verify that, as constructed, it meets all applicable building codes, including ADA, electrical, seismic, fire and hazardous occupancy. All specifications were reviewed by an independent third-party engineering firm selected by the City of Albany prior to approval of various construction permits.

                   ITEM 3.  LEGAL PROCEEDINGS
                   --------------------------
Not applicable.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------
Not applicable.



                             PART II
                             -------
        ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND
        -------------------------------------------------
                  RELATED SHAREHOLDER MATTERS
                  ---------------------------
The  Company's Common Stock trades on the Nasdaq National Market.
The  Company's  common  stock  trading  symbol  is  "NZYM."   The
following table sets forth the range of high and low sales prices for the Common Stock for the last two fiscal years as reported by Nasdaq.

                                Fiscal Year Ended March 31,
                                --------------------------
                               2000                   1999
                               ----                   ----
                         High        Low         High        Low
                         ----        ---         ----        ---
     First Quarter      $6.41       $4.00       $8.00       $6.00

     Second Quarter      6.38        4.25        7.00        3.38

     Third Quarter       4.63        3.25        7.13        3.88

     Fourth Quarter      6.88        3.44        6.50        4.00

___________________________


No dividends on the Company's Common Stock have been paid since inception and the Company does not anticipate that dividends will be paid in the foreseeable future. The number of record holders of Common Stock as of May 24, 2000 was 589.

                ITEM 6.  SELECTED FINANCIAL DATA
                --------------------------------
The following selected financial data were derived from the Company's financial statements audited by Arthur Andersen LLP. The following data should be read in conjunction with "Item 8. Financial Statements And Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                        Year Ended March 31,
                              2000      1999     1998    1997     1996
                              ----      ----     ----    ----     ----
                               (in thousands, except per share data)

 STATEMENTS OF INCOME DATA:
 Revenues                    $12,132  $ 23,133  $ 8,321  $12,797  $ 8,472

 Gross Profit                  4,196    10,150    3,001    7,694    4,787
 Operating Income              2,544     8,341    1,611    6,248    3,737

 Net Income                  $ 1,942   $ 5,418  $ 1,221  $ 4,112  $ 2,574

 Basic Earnings Per Share      $0.14     $0.38    $0.09    $0.30    $0.21
 Diluted Earnings Per          $0.14     $0.38    $0.09    $0.29    $0.19


                                               March 31,

                                2000     1999      1998     1997     1996
                                ----     ----      ----     ----     ----
                                              (in thousands)

 BALANCE SHEET DATA:
 Working Capital              $12,300  $12,110  $ 8,237  $ 9,242  $ 8,157

 Total Assets                  26,917   26,230   19,364   17,323   10,959
 Long-Term Debt                   135      152      166      180        -
 Retained Earnings             16,291   14,349    8,931    7,710    3,598
 Shareholders' Equity         $25,058  $23,027  $17,306  $15,797  $10,100


        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        ------------------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------
OVERVIEW
--------
Synthetech's large-scale production during fiscal 2000 and fiscal 1999 confirmed the Company's capability to produce PBBs at the higher volumes often associated with marketed drugs. Combined with the Company's already well established production capability at the research and clinical testing stages, the Company has demonstrated a full cycle "grams to tons" production capability. This full cycle capability reinforces Synthetech's long-term growth strategy emphasizing a commitment to its customers from the early phases of discovery through clinical development and culminating in marketed drugs.

Despite the drop in revenues for fiscal 2000 compared to fiscal 1999, the Company remains profitable and in a sound financial condition. The Company's operating cash flow during fiscal 2000 and financial reserves enabled it to continue significant investments in facilities and organizational infrastructure. While the financial results for the first half of fiscal 2001 may be similar to the second half of fiscal 2000, Synthetech remains well positioned for growth and active as a supplier of Peptide Building Blocks (PBBs) for several pharmaceutical development projects in clinical trials. Although the progress and timing of these projects remain outside the Company's control, there are a number of different combinations with the potential to generate substantial future revenues.

OPERATIONS
----------
The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.

                                  Percentage of Revenues
                               Fiscal Year Ended March 31,
                               ---------------------------
                                  2000      1999      1998
                                  ----      ----      ----
        Revenues                 100.0%    100.0%    100.0%
        Cost of Revenues          65.4%     56.1%     63.9%
                                 ------    ------    ------
        Gross Profit              34.6%     43.9%     36.1%

        Research and
         development               3.6%      1.5%      2.6%
        Selling, general
         and administrative       10.0%      6.4%     14.1%
                                  -----     -----     -----
        Operating Income          21.0%     36.0%     19.4%

        Other Income               2.9%      0.9%      3.7%
        Interest Expense          (0.1)%    (0.1)%       -
                                  ------    ------    -----
        Income Before Income
         Taxes                    23.8%      36.8%     23.1%

        Provision for Income
         Taxes                     7.8%      13.5%      8.4%
                                  -----      -----     -----
        Net Income                16.0%      23.3%     14.7%
                                  =====      =====     =====

Revenues
---------
Synthetech  revenues  were  $12.13 million,  $23.13  million  and
$8.32  million  in  fiscal 2000, fiscal  1999  and  fiscal  1998, respectively,  reflecting the unpredictability and potential  for significant  revenue fluctuations associated  with  the  industry environment  in  which the Company operates.  Revenues  decreased
48%  in  fiscal  2000  as compared to fiscal  1999  and  revenues increased  178%  in  fiscal  1999 as  compared  to  fiscal  1998.
Synthetech's revenue decrease in fiscal 2000 compared  to  fiscal
1999  and revenue increase in fiscal 1999 compared to fiscal 1998 were largely due to absence or presence of large-scale orders.

Revenues    from   large-scale   orders   were   $3.2    million,
$14.14 million and $2.17 million for fiscal 2000, fiscal 1999 and fiscal  1998,  respectively.  The $3.2 million large-scale  order revenue  in fiscal 2000 was attributable to the completion  of  a large-scale  PBB order for a marketed drug initially received  in fiscal 1998.  This order provided $10.18 million and $879,000  of revenue  in  fiscal 1999 and 1998, respectively. One other  large scale  order  for  a  marketed drug provided  $3.96  million  and
$1.29 million of revenue in fiscal 1999 and 1998, respectively.

The Company estimates that in fiscal 2000 approximately 31% of the Company's PBB sales went into marketed drugs, approximately
65% went into drugs in clinical trials and approximately 4% went into drugs at the R&D or discovery stage. In fiscal 1999 and fiscal 1998, the Company estimates that approximately 63% and 46%, respectively, of the Company's PBB sales went into marketed drugs, approximately 33% and 41%, respectively, went into drugs in clinical trials and approximately 4% and 13%, respectively, went into drugs at the R&D or discovery stage. These estimates are based on an analysis of the Company's sales, publicly available information and information to the extent available from customers.

The   level  of  Synthetech's  business  from  period  to  period continues  to  be unpredictable to a large extent.  Although  PBB sales associated with marketed drugs are more likely to provide a longer  term,  ongoing revenue stream than sales associated  with drugs  at  the  clinical  or discovery  stages,  continuation  of customer  demand for PBBs associated with marketed drugs  remains
subject   to   various  market  conditions,  including,   without
limitation, potential use of alternative manufacturing routes and continued  market demand for the drug and competition from  other suppliers of PBBs. For example, the customer to whom the  Company shipped  $3.2  million  in  fiscal 2000  PBB  orders  adopted  an alternative lower-cost manufacturing route not using Synthetech's
PBB  and  the Company does not expect any additional  orders  for this  product from this customer. Accordingly, while  large-scale orders for marketed drugs can provide significant and predictable revenues for the duration of the orders, there continues to be  a significant  risk  that  revenues can fluctuate  from  period  to period.  The Company is also not expecting additional  orders  in the  near  term from the other customer which placed large  scale orders  in  fiscal 1998 and 1999 since certain side effects  have reduced  the demand for the drug and, therefore, the  demand  for the Company's PBBs.

The  level of Synthetech's business from period to period at  the clinical and discovery stages remains unpredictable as well.  For example, in the third quarter of fiscal 2000 the Company received
a  $3.6 million order for use in a drug in clinical trials.   The
customer's inability to timely source raw materials for the order and  a  subsequent curtailed and revised scope  of  this  project resulted in only $712,000 of product being shipped during  fiscal
2000  and the payment to the Company of a $660,000 idle equipment
reservation  charge in the fourth quarter of fiscal 2000.   Under


the revised scope of this project, Synthetech expects to ship an additional $2 million for this project to the customer in fiscal
2001.

With  this industry environment, it is difficult to predict  with certainty the level of future business. The Company's backlog  of
PBB  orders  at  March  31,  2000 was  $2.42  million  (of  which
$2  million  represents  shipments under  the  project  discussed above)  compared to a backlog at March 31, 1999 of $8.86 million.
While  the  Company believes that the financial results  for  the first  half of fiscal 2001 may be similar to the second  half  of fiscal  2000, it remains active as a supplier of Peptide Building
Blocks (PBBs) for several pharmaceutical development projects  in
clinical  trials.   These projects could have substantial  future
business  potential. There are, however, many  factors  affecting
the   success   of   these  drug  candidates   and   Synthetech's
involvement. (See "Industry Factors" below.)

Gross Profit
------------
Gross  profit was $4.20 million, $10.15 million and $3.00 million in  fiscal 2000, fiscal 1999 and fiscal 1998, respectively.  This reflects  a  59.0% decrease in gross profit in fiscal  2000  from fiscal 1999, and a 238.0% increase in gross profit in fiscal 1999 from  fiscal  1998.  As  a percentage of revenues,  gross  profit margins  were 34.6%, 43.9% and 36.1% in fiscal 2000, fiscal  1999 and fiscal 1998, respectively.

The  decrease  in  the gross profit margins for  fiscal  2000  as compared  to fiscal 1999 reflected a combination of factors:  the downward  pressure caused by a lower level of revenues in  fiscal
2000  and  the increased manufacturing overhead costs  associated with  the second phase expansion of the new plant in fiscal  2000 being  somewhat  offset  by  the  positive  impact  of  the  idle equipment  reservation fee.  The increase  in  the  gross  profit margins for fiscal 1999 as compared to fiscal 1998 resulted  from the  mix  of products (i.e., type and volume of products sold  as individual orders) and the fiscal 1999's closely associated  high revenue levels.  The Company expects revenues and product mix  to continue  to fluctuate from period to period and cause  variation in gross profit margins.

Operating Expenses
------------------
Research  and development (R&D) expense increased to $436,000  or
3.6%  of sales, in fiscal 2000, from $338,000, or 1.5% of  sales, in  fiscal  1999.  R&D expense was $215,000, or 2.6%,  in  fiscal
1998.  The  increase in fiscal 2000 resulted  primarily  from  an increase in personnel.  These figures, however, do not completely reflect  the  Company's research and development  activity  since substantial process development efforts have been associated with initial  orders  for  new  products and, accordingly,  have  been expensed  as  cost of sales associated with the  product  revenue rather  than  as a research and development expense. The  Company estimates  that  its  combined research  and  development  effort
(including  effort directly associated with the sale of  product)
was  approximately  $522,000, $450,000 and  $419,000  during  the fiscal years ended March 31, 2000, 1999 and 1998, respectively.

Selling,  general  and administrative (SG&A)  expense  was  $1.22 million,  $1.47 million and $1.18 million in fiscal 2000,  fiscal
1999  and  fiscal  1998, respectively. The decrease  in  SG&A  in fiscal 2000 from fiscal 1999 primarily reflected a reduced  bonus pool, reduced compensation expenses related to the granting of  a
non-qualified  stock  option,   and  payments made  pursuant to a


termination of employment in fiscal 1999. The increase in SG&A in fiscal 1999 from fiscal 1998 primarily reflected the increased labor costs described below and payments made pursuant to a termination of employment. SG&A as a percentage of sales was 10.0%, 6.4% and 14.1% for fiscal 2000, fiscal 1999 and fiscal
1998, respectively.

Operating Income
----------------
Operating income was $2.54 million in fiscal 2000, $8.34  million in  fiscal 1999 and $1.61 million in fiscal 1998. In fiscal 2000,
Company-wide  labor  costs (including the  employee  bonus  pool)
("labor costs") decreased to $2.36 million from $2.48 million  in fiscal 1999.  While the salary component of labor costs in fiscal
2000  increased,  it  was  more than offset  by  the  significant reduction of the bonus pool for fiscal 2000 as compared to fiscal
1999.

In   fiscal   1999,  the  Company's  labor  costs  increased   to
$2.48  million  from $1.50 million in fiscal 1998. Commencing  in the second half of fiscal 1998 and continuing in fiscal 1999, the
Company  hired additional employees in connection with its  plant expansion  and  overall  Company growth. The  increase  in  labor costs  in fiscal 1999 reflected this hiring program. In addition, the  Company's  fiscal 1999 employee bonus pool was significantly higher  than the fiscal year 1998 pool, reflecting fiscal  1999's record results.

As a percentage of revenues, operating income was 21.0% in fiscal
2000, 36.0% in fiscal 1999 and 19.4% in fiscal 1998.

Other Income
------------
The  $361,000 net other income in fiscal 2000 resulted  primarily from $364,000 of interest earnings less miscellaneous expenses of
$3,000.   The  $215,000 net other income in fiscal 1999  resulted
primarily  from $275,000 of interest earnings less  miscellaneous expenses of $60,000. The $312,000 net other income in fiscal 1998 primarily  resulted  from  $294,000 of interest  earnings  and  a
$25,000 recognized gain from the sale of securities available for sale.

Net Income
----------
In  fiscal  2000, the Company earned $2.89 million before  income taxes.  A provision for income taxes of $949,000 resulted in  net income  of  $1.94  million.  In fiscal 1999, the  Company  earned
$8.54  million before income taxes. A provision for income  taxes of  $3.12  million  resulted in net income of $5.42  million.  In fiscal  1998,  the  Company earned $1.92  million  before  income taxes.  A provision for income taxes of $702,000 resulted in  net income  of $1.22 million. The effective tax rates for the Company were  32.8%,  36.5%  and 36.5% in fiscal 2000,  fiscal  1999  and fiscal  1998,  respectively.  The decrease in the  effective  tax rate  for fiscal 2000 from fiscal 1999 reflects a relatively high proportion  of  export sales in fiscal 2000  and  the  associated foreign sales corporation tax benefit.

INDUSTRY FACTORS
----------------
The  market  for  PBBs is driven by the market for  synthetically manufactured  peptide, peptidomimetic small  molecule  and  other drugs  in  which  they  are incorporated.  The  drug  development process  for  these  drugs is dictated by the  marketplace,  drug companies and the regulatory environment. The Company has no control over the pace of these drug development efforts, which drugs get selected for clinical trials, which drugs are approved by the FDA and, even if approved, the ultimate market potential of such drugs.

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

The   size  of  the  PBB  orders  for  marketed  drugs   can   be
substantially  larger  than those for the discovery  or  clinical trial  stages. Sales of PBBs for marketed drugs can also  provide an  opportunity  for  continuing  longer-term  sales.  While  not subject to the same high cancellation rate faced by discovery and clinical  trial stage drug development programs, the  demand  for
the   approved   drugs,   however,  remains   subject   to   many
uncertainties, including, without limitation, the drug price, the drug  side  effects and the existence of other  competing  drugs.
These  factors, which are outside of the control of the  Company, will  affect  the  level  of  demand for  the  drug  itself  and, therefore, the demand for PBBs. Also, industry cost pressures can cause  pharmaceutical companies to explore and, as was  the  case with  one of the large-scale orders, ultimately adopt alternative manufacturing  processes which do not include the Company's  PBBs as  an  intermediate. Finally, with the longer-term, larger-scale orders, the Company expects increased competition to supply these
PBBs.

Accordingly, these industry factors create an inability  for  the
Company  to predict future demand beyond its current order  base.
Until  the  Company  develops a stable baseload  of  demand,  the
Company   is   likely  to  continue  to  experience   significant
fluctuations in its quarterly results.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At   March   31,  2000,  the  Company  had  working  capital   of
$12.30 million compared to $12.11 million at March 31, 1999.  The
Company  does not invest in derivative securities.  The Company's
cash   and   cash   equivalents  at  March   31,   2000   totaled
$6.40  million, a $1.07 million decrease from the March 31,  1999 level.  This net decrease reflected a number of factors including decreased  accounts  receivable, increased  inventory,  decreased accounts  payable  and increased deferred revenue  together  with substantial capital expenditures involving the phase two  of  the plant  expansion and upgrades to the existing plant.  All of  the
Company's $3.75 million capital expenditures in fiscal 2000  were internally  funded.  In addition, the Company  has  a  $1,000,000 unsecured bank line of credit. As of March 31, 2000 there was  no amount outstanding under the bank line.


The decrease in accounts receivable to $2.43 million at March 31,
2000,  from $3.41 million at March 31, 1999, reflected the  lower level  of  revenues in the fourth quarter of fiscal 2000 compared to  the  fourth quarter in the prior year. The increase of income tax receivable to $137,000 at March 31, 2000 from $0 at March 31,
1999 and the reduction of accrued income taxes to $0 at March 31,
2000  from  $561,000 at March 31, 1999 reflected overpayments  of estimated taxes.  The increase in inventories to $4.11 million at
March  31,  2000 from $3.36 million at March 31, 1999 principally reflected the manufacturing and stocking of certain products  for future  sale  and,  to a lesser extent, the provisioning  of  raw
materials  for  specific  projects.   The  decrease  in  accounts
payable to $547,000 at March 31, 2000 from $1.54 million at March
31,   1999   primarily  reflected  the  timing   of   expenditure
commitments  related to the second phase of the  plant  expansion and  timing  of raw material purchases. The decrease  in  accrued compensation to $109,000 at March 31, 2000 from $375,000 at March
31,   1999   primarily  reflected  accrued  bonus   and   related
compensation  paid  during the first quarter.   The  increase  in
deferred  revenue to $544,000 at March 31, 2000 from  $44,000  at
March 31, 1999 resulted from  customer advance payments.

In fiscal 1998, the Company completed the 20,000 square foot, two-
story  new  building  plant expansion project.  In  this  initial phase, the Company completed the building structure and built out
two   of  the  six  production  bays.  The  overall  engineering, construction  and equipment costs for this project  spanning  one and  one-half years were approximately $8.23 million. The Company
has   undertaken  an  approximately  $6.5  million   second-phase
expansion  outfitting additional bays of the new plant with  four
additional   multipurpose   reactor  systems   and   constructing
additional  warehouse, bulk storage and related facilities.  Most
of   the  second-phase  expansion  has  been  completed  and   is
operational.    During   fiscal  2000,  the   Company's   capital
expenditures were $3.75 million, $3.34 million of which were  for the  second  phase plant expansion and $410,000 for the  existing plant  and  equipment upgrades.  During fiscal 2001, the  Company estimates that roughly $1 million will be used substantially  for existing  plant  and equipment upgrades and  a  small  amount  to finish  the second-phase plant expansion.  The Company,  however, has  not finalized its capital expenditure budget for fiscal 2001 and  will be also reviewing other possible projects.  The Company expects to finance these capital expenditures internally and does not anticipate a need for any new debt or equity financing.

The  Company  owns  its facility and all of  its  equipment.  See
Note D to Financial Statements for a description of the Company's property, plant and equipment.

YEAR 2000
---------
The  Year  2000  ("Y2K") issue arose as the  result  of  existing computer programs that use only the last two digits to refer to a year.  Any  of  the Company's computer programs that  have  date-
sensitive  software may recognize a date using "00" as  the  year
1900  rather than the year 2000.  If not corrected, many computer applications could fail or create erroneous results.

The  Company  established a Y2K team lead by its Chief  Financial
Officer.   During fiscal 2000, the team completed its  assessment
of  the  Company's  information systems  which  support  business applications  and  the  Company believes that  these  information system  components are current with all Y2K updates  and  changes


recommended   by  the  vendors.  The  team  also  completed   its
assessment   of   the   Company's   research   and   development,
manufacturing processes and facility management systems  and  the
Company  believes that these systems and components  are  current with all Y2K updates and changes recommended by the vendors.  The
Company  also completed its survey of key suppliers and customers to  determine the level of their Y2K readiness. Due to the nature and  size of its operations and its Y2K efforts, the Company  did not  develop any contingency plans other than to identify  second sources  for  any of its key suppliers who could not  advise  the
Company  that they were Y2K compliant. The Company's  information technology expenditures for fiscal 2000 were $197,000,  of  which approximately 24% related to the Company's Y2K program, including
$18,000  paid to outside consultants.  These expenses  were  paid out of revenues from operations.  To date, the Company is unaware of  any significant Y2K issues affecting it, its key suppliers or customers.



     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
     -------------------------------------------------------
                           MARKET RISK
                           -----------
No disclosure is required under this item.


      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      ----------------------------------------------------



                      Index                                           Page
                      -----                                           ----
Report of Independent Public Accountants for the years ended
March 31, 2000, 1999 and 1998...............................            21

Financial Statements:

  Balance Sheets as of March 31, 2000 and
  1999......................................................            22

  Statements of Income for the years ended March 31, 2000,
  1999 and 1998.............................................            24

  Statements of Shareholders' Equity and Comprehensive
  Income for the years ended March 31, 2000, 1999 and 1998..            25

  Statements of Cash Flows for the years ended March 31,
  2000, 1999, and 1998......................................            26

Notes to Financial Statements:

  Note A - General and Business.............................            27

  Note B - Summary of Significant Accounting Policies.......            27

  Note C - Inventories......................................            30

  Note D - Property, Plant and Equipment....................            30

  Note E - Income Taxes.....................................            31

  Note F - Line of Credit...................................            31

  Note G - Note Payable.....................................            32

  Note H - Shareholders' Equity.............................            32

  Note I - 401(k) Profit Sharing Plan.......................            35

  Note J - Segment Information..............................            36

  Note K - Commitments and Contingencies....................            36

Supplementary Financial Data................................            37


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Synthetech, Inc.:

We  have  audited the accompanying balance sheets of  Synthetech,
Inc.  (an Oregon corporation) as of March 31, 2000 and 1999,  and the  related  statements  of  income,  shareholders'  equity  and comprehensive income, and cash flows for each of the three  years in  the  period ended March 31, 2000.  These financial statements
are   the  responsibility  of  the  Company's  management.    Our
responsibility  is  to  express an  opinion  on  these  financial statements based on our audits.

We  conducted  our  audits in accordance with auditing  standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about  whether  the  financial statements are  free  of  material
misstatement.   An  audit includes examining, on  a  test  basis,
evidence  supporting the amounts and disclosures in the financial
statements.   An  audit  also includes assessing  the  accounting
principles used and significant estimates made by management,  as well  as evaluating the overall financial statement presentation.
We  believe  that our audits provide a reasonable basis  for  our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.


Arthur Andersen LLP
Portland, Oregon,
May 12, 2000


                                      SYNTHETECH, INC.


                                       BALANCE SHEETS
                                    ----------------------



At March 31,                                     2000            1999
------------                                    ------          ------

 ASSETS
 ------

CURRENT ASSETS:
  Cash and cash equivalents                   $ 6,404,000     $ 7,470,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000
    for 2000 and 1999                           2,433,000       3,414,000
  Income tax receivable                           137,000               -
  Inventories                                   4,112,000       3,359,000
  Prepaid expenses                                285,000         284,000
  Deferred income taxes                           140,000         133,000
  Other current assets                             31,000           5,000
                                              -----------     -----------
    TOTAL CURRENT ASSETS                       13,542,000      14,665,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net    13,375,000      11,561,000

OTHER ASSETS                                            -           4,000
                                              -----------     -----------
   TOTAL ASSETS                               $26,917,000     $26,230,000
                                              ===========     ===========

The accompanying notes are an integral part of these financial statements.

                                      SYNTHETECH, INC.

                                       BALANCE SHEETS
                                  -------------------------
                                         (continued)

At March 31,                                     2000            1999
-------------------------------------            ----            ----
 LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable             $    17,000     $    15,000
  Accounts payable                                547,000       1,543,000
  Accrued compensation                            109,000         375,000
  Deferred revenue                                544,000          44,000
  Accrued income taxes                                  -         561,000
  Other accrued liabilities                        25,000          17,000
                                              -----------     -----------
       TOTAL CURRENT LIABILITIES                1,242,000       2,555,000

DEFERRED INCOME TAXES                             482,000         496,000

NOTE PAYABLE, net of current portion              135,000         152,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
   100,000,000 shares; issued and outstanding,
   14,277,000 and 14,252,000 shares                14,000          14,000
  Paid-in capital                               8,793,000       8,740,000
  Deferred  compensation                          (40,000)        (76,000)
  Retained earnings                            16,291,000      14,349,000
                                              -----------     -----------
       TOTAL SHAREHOLDERS' EQUITY              25,058,000      23,027,000
                                              -----------     -----------
       TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                  $26,917,000     $26,230,000
                                              ===========     ===========

The accompanying notes are an integral part of these financial statements.

                                    SYNTHETECH, INC.

                                  STATEMENTS OF INCOME
                              ------------------------------

For The Year Ended March 31,       2000           1999            1998
----------------------------    ---------      ----------      ----------

REVENUES                      $12,132,000     $23,133,000       $8,321,000
COST OF REVENUES                7,936,000      12,983,000        5,320,000
                              -----------     -----------       ----------
GROSS PROFIT                    4,196,000      10,150,000        3,001,000
                              -----------     -----------       ----------

  Research and development        436,000         338,000          215,000
  Selling, general and
   administrative               1,216,000       1,471,000        1,175,000
                              -----------     -----------      -----------
OPERATING EXPENSE               1,652,000       1,809,000        1,390,000
                              -----------     -----------      -----------
OPERATING INCOME                2,544,000       8,341,000        1,611,000

OTHER INCOME, net                 361,000         215,000          312,000
INTEREST EXPENSE                  (14,000)        (17,000)               -
                              -----------     -----------      -----------
INCOME BEFORE INCOME TAXES      2,891,000       8,539,000        1,923,000

PROVISION FOR INCOME TAXES        949,000       3,121,000          702,000
                              -----------     -----------      -----------
NET INCOME                    $ 1,942,000     $ 5,418,000      $ 1,221,000
                              ===========     ===========      ===========

BASIC EARNINGS PER SHARE            $0.14           $0.38            $0.09
                                    =====           =====            =====

DILUTED EARNINGS PER SHARE          $0.14           $0.38            $0.09
                                    =====           =====            =====

The accompanying notes are an integral part of these financial statements.

                                           SYNTHETECH, INC.

                    STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                    -----------------------------------------------------------

                                                                 EMPLOYEE
                                                                   NOTES
                                    COMMON STOCK                 RECEIVABLE       CUMULATIVE
                                 -----------------    PAID-IN    & DEFERRED     COMPREHENSIVE  RETAINED
                                 SHARES     AMOUNT    CAPITAL   COMPENSATION    INCOME (LOSS)  EARNINGS      TOTAL
                                 ------     ------    -------   ------------    ------------- ----------  -----------
BALANCE, March 31, 1997        13,860,000  $14,000  $8,296,000    ($239,000)         $16,000  $7,710,000  $15,797,000
                                                                                                          -----------
Realized loss on securities
 available for sale                     -        -           -            -          (16,000)          -      (16,000)

 Net income                             -        -           -            -                -   1,221,000    1,221,000
                                                                                                          -----------
Comprehensive income                    -        -           -            -                -           -    1,205,000
Issuance of stock for the
 exercise of stock options        283,000        -     280,000            -                -           -      280,000
Issuance of below-market stock
 options                                -        -      21,000      (21,000)               -           -            -
Amortization of deferred
 compensaton                            -        -           -      124,000                -           -      124,000
Payment on employee note
 receivable                             -        -           -       30,000                -           -       30,000
Revision on estimate of income
 tax benefit on disqualifying
 dispositions                           -        -    (207,000)           -                -           -     (207,000)
Income tax benefit of
 disqualifying dispositions             -        -      40,000            -                -           -       40,000
Income tax benefit of non-
 qualified option exercises             -        -      37,000            -                -           -       37,000

                               ----------   ------   ---------    ----------      ----------   ---------   ----------

BALANCE, March 31, 1998        14,143,000   14,000   8,467,000     (106,000)               -   8,931,000   17,306,000
Net income                              -        -           -            -                -   5,418,000    5,418,000
Issuance of stock for the
 exercise of stock options        109,000        -      36,000            -                -           -       36,000
Issuance of below-market stock
 options                                -        -      90,000      (90,000)               -           -            -
Amortization of deferred
 compensation                           -        -           -      120,000                -           -      120,000
Income tax benefit of
 disqualifying dispositions             -        -      83,000            -                -           -       83,000
Income tax benefit of non-
 qualified option exercises             -        -      64,000            -                -           -       64,000
                               ----------   ------   ---------     --------       ----------  ----------   ----------

BALANCE, March 31, 1999        14,252,000   14,000   8,740,000      (76,000)               -  14,349,000   23,027,000

Net income                              -        -           -            -                -   1,942,000    1,942,000
Issuance of stock for the
 exercise of stock options         25,000        -      15,000            -                -           -       15,000
Issuance of below-market
 stock options                          -        -      10,000      (10,000)               -           -            -
Amortization of deferred
 compensation                           -        -           -       46,000                -           -       46,000
Income tax benefit of
 disqualifying dispositions             -        -       7,000            -                -           -        7,000
Income tax benefit of non-
 qualified option exercises             -        -      21,000            -                -           -       21,000
                               ----------  -------  ----------     ---------      ---------- -----------  -----------

BALANCE, March 31, 2000        14,277,000  $14,000  $8,793,000     ($40,000)      $        - $16,291,000  $25,058,000
                               ==========  =======  ==========     =========      ========== ===========  ===========

The accompanying notes are an integral part of these financial statements.

                                  SYNTHETECH, INC.

                               STATEMENT OF CASH FLOWS
                               -----------------------

For The Year Ended March 31,                2000          1999         1998
----------------------------             ----------    ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $1,942,000    $5,418,000   $1,221,000
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Depreciation, amortization and other     1,936,000    1,351,000    1,014,000
    Amortization of deferred compensation     46,000      120,000      108,000
    Realized gain on securities available
     for sale                                      -            -      (25,000)
    (Benefit) provision for deferred income
     taxes                                   (21,000)     224,000      127,000
    (Increase) decrease in assets:
      Accounts receivable, net               981,000   (1,944,000)    (775,000)
      Inventories                           (753,000)    (175,000)  (1,297,000)
      Prepaid expenses                        (1,000)     (88,000)     (32,000)
      Income tax receivable                 (137,000)           -      798,000
      Other current assets                   (26,000)      19,000      (20,000)
    Increase (decrease) in liabilities:
      Accounts payable and accrued
       liabilities                        (1,815,000)   1,074,000      201,000
      Deferred revenue                       500,000     (203,000)     203,000
                                          ----------   ----------   ----------
        Net cash provided by operating
         activities                        2,652,000    5,796,000    1,523,000
                                          ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment
    purchases, net                        (3,746,000)  (3,472,000)  (4,089,000)
   Proceeds from sale of securities
    available for sale and redemption
    of securities available for sale               -            -      635,000
   Employee notes receivable                       -            -       30,000
                                          ----------   ----------   ----------
        Net cash used by investing
         activities                       (3,746,000)  (3,472,000)  (3,424,000)
                                          ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term
    debt obligations                         (15,000)     (13,000)     (13,000)
   Proceeds from stock option exercises
    and related tax benefits                  43,000      183,000      150,000
                                          ----------   ----------   ----------
        Net cash provided by
         financing activities                 28,000      170,000      137,000
                                          ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     (1,066,000)   2,494,000   (1,764,000)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                         7,470,000    4,976,000    6,740,000
                                          ----------   ----------   ----------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                              $6,404,000   $7,470,000   $4,976,000
                                          ==========   ==========   ==========
NON-CASH INVESTING AND FINANCING
 ACTIVITIES:
   Issuance of stock options at
    below fair value                        $10,000       $90,000      $21,000
   Mature shares exchanged for
    the exercise of stock options           $94,000      $401,000     $480,000


The accompanying notes are an integral part of these financial statements.

                         SYNTHETECH, INC.
                         ----------------
                  NOTES TO FINANCIAL STATEMENTS
                  -----------------------------

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

NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------
          Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents: Cash and cash equivalents include demand cash and all investments purchased with a maturity at acquisition of three months or less.

          Inventories: Inventories are stated at the lower of cost or market, determined on the first-in, first-out
          (FIFO) basis. Cost utilized for inventory purposes include labor, material, and manufacturing overhead.

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

          ------------------------------------------------------
          Revenue Recognition: Sales of products are recognized when products are shipped and title and risk of loss have been passed to the customer. The Company has not experienced any significant history of sales returns and thus, no reserve for sales returns has been provided.

          Concentrations of Credit Risk: Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. At March 31, 2000, two customers had accounts receivable balances of 68% and 15% of total accounts receivable. At March 31, 1999, 3 customers had accounts receivable balances of 53%, 17% and 12% of total accounts receivable.

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

                                           2000       1999         1998
                                           ----       ----         ----
         Weighted average shares
          outstanding for basic EPS     14,256,761  14,200,399   13,921,164

         Dilutive effect of common
          stock options issuable
          under treasury stock method       37,938      57,708      149,809
                                        ----------  ----------   ----------
         Weighted average common and
          common equivalent shares
          outstanding for diluted EPS   14,294,699  14,258,107   14,070,973
                                        ==========  ==========   ==========

          The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                          2000        1999          1998
                                          ----        ----          ----
          Common stock options
           outstanding                   523,800     523,800       482,300

        -----------------------------------------------------
          Supplemental cash flow disclosures are as follows:

            Cash Paid During The Year For:

                                                2000       1999         1998
                                                ----       ----         ----
            Income Taxes                    $1,640,000  $2,702,000  $  419,000
            Interest                        $   14,000  $   17,000  $   17,000



          Comprehensive Income: In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The source of comprehensive income for the Company, other than net income, is losses on marketable securities available for sale. The Company has elected to disclose comprehensive income in the Statements of Shareholders' Equity and Comprehensive Income.

          Segment Reporting: The Company adopted SFAS No. 131,
          "Disclosures about Segments of an Enterprise and Related Information" for the year ended March 31, 1999.
          Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in one segment.

          New Accounting Pronouncement: In June 1999, the FASB
          issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging
          Activities."   SFAS  137  establishes  accounting   and
          reporting  standards  for  all derivative  instruments.
          SFAS  137 is effective for fiscal years beginning after
          June 15, 2000.  The Company does not currently have any
          derivative  instruments  and,  accordingly,  does   not
          expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

NOTE C.   INVENTORIES
          -----------

          The major components of inventories are as follows:

                                             March 31,
                                             ---------
                                         2000          1999
                                         ----          ----
          Finished products         $  1,666,000   $ 1,206,000
          Work-in-process                943,000       824,000
          Raw materials                1,503,000     1,329,000
                                       ---------     ---------
                                    $  4,112,000   $ 3,359,000
                                    ============   ===========


NOTE D.   PROPERTY, PLANT AND EQUIPMENT
          -----------------------------
          Property, plant and equipment consist of the following:

                                             March 31,
                                             ---------
                                        2000           1999
                                        ----           ----
          Land                    $     91,000   $     91,000
          Buildings                  5,139,000      4,446,000
          Machinery and equipment   10,767,000      7,293,000
          Laboratory equipment         469,000        400,000
          Furniture and fixtures       290,000        283,000
          Vehicles                     132,000        132,000
          Construction in progress   1,887,000      2,600,000
                                    ----------     ----------
                                    18,775,000     15,245,000
          Less:
          Accumulated depreciation   5,400,000      3,684,000
                                  ------------   ------------
                                  $ 13,375,000   $ 11,561,000
                                  ============   ============

NOTE E.  INCOME TAXES
         ------------
          The Company accounts for income taxes under the asset and liability method as defined by the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years which those temporary differences are expected to be recovered or settled.

          The  provision for income taxes in fiscal 2000,  fiscal
          1999  and fiscal 1998 included a deferred tax (benefit)
          provision   of   ($21,000),  $224,000   and   $127,000,
          respectively.

          Total deferred tax assets and liabilities at March 31, 2000 were $140,000 and $482,000, respectively. Total deferred tax assets and liabilities at March 31, 1999, were $133,000 and $496,000, respectively. Individually significant differences included book/tax depreciation differences which were recorded as a deferred tax liability of $482,000 and $496,000 at March 31, 2000 and March 31, 1999, respectively.

          The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

                                      2000      1999     1998
                                      ----      ----     ----
  Statutory federal tax rate          34.0%     34.0%    34.0%
  State taxes                          4.4%      4.4%     2.5%
  Foreign sales corporation
   benefit                            (5.7)%    (0.6)%   (1.5)%
  Other                                0.1%     (1.3)%    1.5%
                                      ------    ------   ------
  Effective tax rate                  32.8%     36.5%    36.5%
                                      =====     =====    =====

NOTE  F.  LINE OF CREDIT
          --------------
          The Company has a line of credit available with a bank in the amount of $1 million with an applicable interest rate equal to the bank's prime lending rate which was 9.0% at March 31, 2000. There were no amounts outstanding under this loan at the end of the fiscal year. This line of credit is renewable on September 1, 2000.

NOTE G.   NOTE PAYABLE
          ------------
          In 1997, the Company entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with the Company's plant expansion. The note bears interest of 9.0% and is due in monthly installments of $2,459 through February 2007. The note is secured by the Company's property, plant and equipment.

NOTE H.   SHAREHOLDERS' EQUITY
          --------------------
          In July 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, the Company declared a dividend of one common share purchase right (a "Right") for each outstanding share of common stock outstanding at the close of business on August 4, 1998. The Rights are attached to, and automatically trade with, the outstanding shares of the Company's common stock. Under certain conditions, each right may be exercised to purchase one share of common stock at a purchase price of $30 per share, subject to adjustment. In the event that a person or group acquires 15% or more of the Company's common stock, each Right will entitle all other shareholders to purchase from the Company common stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each shareholder with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights. The Company is entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in July 2008 or the time that a person or group has acquired a 15% position. The Rights do not have voting or distribution rights.

          Under the Amended and Restated 1990 Stock Option Plan 1,600,000 shares were authorized for issuance. A total of 1,491,160 options were granted under this plan. A total of 1,436,050 options have been exercised and 55,110 options have been cancelled as of March 31, 2000 under the plan since its inception. The options granted under this plan vest over a two year period from the beginning of the fiscal year in which the options are granted and a maximum term of 5 years.

          --------------------------------
          The 1995 Incentive Compensation Plan authorized 902,000 shares of the Company's stock to be issued. This plan is the successor to the Amended and Restated 1990 Stock Option Plan. No further grants will be made under the original plan. A total of 983,000 options have been granted under this plan. A total of 20,500 options have been exercised and 220,200 options have been cancelled as of March 31, 2000 under the plan since its inception. The options granted under this plan generally vest 50% after 1 year and 100% after 2 years from the beginning of the fiscal year in which the options are granted. However, to a lesser extent, some options vest from 50% after one year of employment and 100% after 2 years of employment, and some options vest in less than a year and others up to five years. Options granted under this plan have a maximum term of 10 years. The 1995 Incentive Compensation Plan was amended in November 1996 to permit granting of non-qualified options to directors who are not employees of the Company.

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

          The Company has elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 2000, fiscal 1999 and fiscal 1998 using the Black-Scholes option-pricing model as prescribed by SFAS 123, using the following weighted average assumptions for grants in fiscal 2000, fiscal 1999 and fiscal 1998:

          Fiscal Year                 2000         1999         1998
          -----------                 ----         ----         ----
          Risk-free interest rate     5.50%        5.50%        6.49%
          Expected dividend yield        0%           0%           0%
          Expected life             3.84 years   3.81 year    3.60 years
          Expected volatility           55%          55%          57%


          The total value of options granted during fiscal 2000, fiscal 1999 and fiscal 1998 would be amortized on a pro forma basis over the vesting period of the options. Options generally vest equally over two years. If the Company had accounted for these options in accordance with SFAS 123, the Company's net income and

         ---------------------------------
          earnings per share would have decreased as reflected in the following pro forma amounts:

                                         Year ended March 31,
                                         --------------------
                                        2000        1999         1998
                                        ----        ----         ----
          Net income:
             As reported            $ 1,942,000  $ 5,418,000  $ 1,221,000
             Pro forma              $ 1,453,000    4,761,000      322,000
          Basic earnings per
           share:
             As reported                  $0.14        $0.38        $0.09
             Pro forma                    $0.10        $0.33        $0.02
          Diluted earnings per
           share:
             As reported                  $0.14        $0.38        $0.09
             Pro forma                    $0.10        $0.33        $0.02

          Using the Black-Scholes methodology, the total value of options granted during fiscal 2000, fiscal 1999 and
          fiscal   1998  was  $299,000,  $743,000  and  $873,000,
          respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 2000, fiscal 1999 and fiscal 1998 was $2.18, $3.05 and $3.45, respectively.

          Activity  under  the  Amended and Restated  1990  Stock
          Option Plan and 1995 Incentive Compensation Plans over the last three fiscal years is summarized as follows:


                                            Year ended March 31,
                                            --------------------
                                 2000           1999              1998
                             ------------   -------------     --------------
                                     Wtd.             Wtd.              Wtd.
                                     Avg.             Avg.              Avg.
                             Shares   Ex.    Shares   Ex.      Shares   Ex.
                                     Price           Price              Price
                             ------  -----   ------  -----     ------   -----
Options outstanding
 at beginning of year       659,513  $6.26   749,400   $5.85   913,810  $4.06
Granted                     137,000  $4.32   244,000   $5.64   253,000  $7.05
Exercised                   (41,713) $2.60  (173,887)  $2.52  (373,710) $2.04
Cancelled                   (22,000) $5.03  (160,000)  $7.45   (43,700) $8.02
                            -------  -----   -------   -----   -------  -----
Options outstanding at
 at end of year             732,800  $6.15   659,513   $6.26   749,400  $5.85
                            =======  =====   =======   =====   =======  =====
Exerciseable at end
 of year                    488,300  $6.67   346,113   $6.40   381,183  $4.48

Weighted average fair
 value of optons granted
 at market value                  -  $2.13         -   $2.84         -  $3.41
Weighted average fair
 value of options granted
 at below market value            -  $3.18         -   $5.45         -  $7.02

          --------------------------------

          The following table sets forth the exercise price range, number of shares outstanding at March 31, 2000, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

                  Options Outstanding            Options Exercisable
            ---------------------------------   ---------------------
Exercise    Outstanding  Remaining   Wtd. Avg.               Wtd. Avg.
Price          Shares    Contractual  Exercise  Exercisable  Exercise
Range        at 3/31/00  Life (Years)  Price       Options    Price
-----------  ----------  -----------  --------  ------------ -------
$0.30-$1.08    24,500       8.41       $0.84        9,500     $0.84
$1.72-$1.81    50,000       6.58       $1.81       50,000     $1.81
$2.22-$4.56   144,000       8.73       $4.49       12,500     $4.38
$6.25-$8.50   514,300       7.15       $7.29      416,300     $7.46


NOTE I.   401(k) PROFIT SHARING PLAN
          --------------------------
          The Company established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 15% of compensation and includes a Company matching contribution. The Company's matching contribution is $.50, $.75 and $1.00 for each $1.00 contributed up to 10% of compensation corresponding to length of service with the Company. The Company contribution becomes fully vested for each employee after 5 years of employment. The Company matching contribution for fiscal years 2000, 1999 and 1998 was $73,000, $77,000 and $46,000, respectively.

NOTE J.   SEGMENT INFORMATION
          -------------------
          Long-lived assets, other than in the United States, are not material.

          Significant Customers: During fiscal year 2000, three customers accounted for approximately 29%, 19% and 14% of revenues. During fiscal year 1999, two customers accounted for 44% and 20% of revenues. During fiscal year 1998, two customers accounted for 23% and 11% of revenues.

          The following table reflects sales and percent of total sales by geographic area for the year ended March 31,

                          2000                1999                1998
                   ------------------  ------------------  -------------------
  United States    $ 5,738,000  47.3%  $16,680,000  72.1%  $ 5,472,000   65.7%
  Europe             4,807,000  39.6%    5,688,000  24.6%    2,606,000   31.3%
  Mexico             1,522,000  12.6%      552,000   2.4%            -      -
  Japan                 53,000   0.5%      198,000   0.9%      205,000    2.5%
  Other                 12,000     -        15,000     -        38,000    0.5%
                   -----------  -----  -----------  -----   ----------   -----
       Total       $12,132,000   100%  $23,133,000   100%  $ 8,321,000    100%
                   ===========         ===========         ===========

NOTE K.   COMMITMENTS AND CONTINGENCIES
          -----------------------------
          The Company is a party to a legal proceeding. Management believes that the outcome of such proceeding will not have a material effect on the business, financial position or results of operations of the Company.

Supplementary Financial Data
----------------------------
          The financial statements and notes thereto required by this item begin on page 20 of this document. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2000 is as follows:


                                  Year Ended March 31, 2000
                                  -------------------------
(in thousands, except       First    Second     Third     Fourth
 per share data)           Quarter   Quarter    Quarter   Quarter
                           -------   -------    -------   -------
Revenue                    $4,636    $3,370     $1,503    $2,623
Gross profit                2,007     1,365        135       689
Operating income (loss)     1,537       955       (243)      295
Net income (loss)           1,005       645        (92)      384
Basic and diluted earnings
 (loss) per share           $0.07     $0.05     ($0.01)    $0.03


                                  Year Ended March 31, 1999
                                  -------------------------
                            First    Second    Third      Fourth
                           Quarter   Quarter   Quarter    Quarter
                           -------   -------   -------    -------
Revenue                    $4,128    $5,327     $6,047     $7,631
Gross profit                1,593     2,320      2,423      3,814
Operating income            1,157     1,861      1,979      3,344
Net income                    754     1,193      1,267      2,204
Basic and diluted
 earnings per share         $0.05     $0.08      $0.09      $0.15


    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ---------------------------------------------------------
               ACCOUNTING AND FINANCIAL DISCLOSURE
               -----------------------------------
Not applicable.

                            PART III
                            --------
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
        -------------------------------------------------
                           REGISTRANT
                           ----------
The following table sets forth certain information concerning the executive officers, key employees and directors of the Company:

            Name                      Age             Position
            ----                      ---             --------
     M. ("Sreeni") Sreenivasan         51    President, Chief Executive
                                             Officer and Director

     Charles B. Williams               53    Vice President of Finance
                                             and Administration, Chief
                                             Financial Officer,Secretary,
                                             Treasurer, and Director

     Mitchell R. McVay                 49    Director of Engineering(1)

     Timothy D. Fitzpatrick            35    Director of R&D and Pilot
                                             Plant Operations(2)

     Joel D. Melka                     46    Director of Manufacturing

     Paul C. Ahrens                    48    Chairman of the Board

     Howard L. Farkas                  76    Director

     Edward M. Giles                   64    Director

     Page E. Golsan, III               62    Director

     Donald E. Kuhla, Ph.D.            57    Director(3)

____________

(1)Mr. McVay resigned his position with the Company effective
   March 31, 2000.
(2)Mr. Fitzpatrick resigned his position with the Company effective June 1, 2000.
(3)Dr. Kuhla has advised the Company that he will not be standing for reelection as a Director at the Annual Meeting of Shareholders to be held July 20, 2000.



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

Mitchell R. McVay. Mr. McVay resigned his position with the Company on March 31, 2000. He had been Director of Engineering since April 1, 1998. From 1996 to 1998 he served as the Plant Engineer. Previously Mr. McVay worked for Salsbury Chemicals Inc., a division of Cambrex Inc. (chemical manufacturing) from 1983 to 1996 in various technical and management capacities, his last position being the Manager of Engineering and Maintenance. Mr. McVay received his B.S. in Chemical Engineering from Texas A & M University.

Timothy D. Fitzpatrick. Mr. Fitzpatrick resigned his position with the Company on June 1, 2000. He has served as Director of R&D and Pilot Plant Operations of the since October 1, 1998. From 1994 to 1998 he was the R&D Laboratory Manager. Previously, he worked for Cortech, Inc. from 1993 to 1994 and Somatogen, Inc. from 1992 to 1993 (both start-up biotechnology companies) as a research scientist in new drug discovery. Prior to 1992, he was a research chemist in LHRH Drug Discovery at Abbott Laboratories of North Chicago, Illinois (pharmaceutical research and manufacturing). Mr. Fitzpatrick holds his M.S. in Organic Chemistry from University of Wisconsin-Madison and his B.S. in Chemistry from Montana Tech.

Joel D. Melka. Mr. Melka joined the Company as Director of Manufacturing in February 1999. From 1988 to 1999 he worked at ChemDesign Inc. (custom chemical manufacturing) in various capacities, his last position being Director of Manufacturing. From 1984 to 1988, he worked for Polaroid Corporation in various manufacturing positions. Prior to 1984, he spent 5 years as an officer in the U.S. Navy nuclear submarine service. Mr. Melka received his M.S. in Chemistry from the University of British
Columbia  and  his B.S. in Chemistry from Michigan  Technological
University.

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

Edward M. Giles. Mr. Giles has served as a director since 1997. Since 1989 he has served as Chairman of The Vertical Group, Inc., a venture capital investment firm. He was also President of The Vertical Group from 1989 to 1998. Mr. Giles was previously President of F. Eberstadt & Co., Inc., a securities firm, and Vice Chairman of Peter B. Cannell & Co., Inc., an investment management firm. He is currently a director of McWhorter Technologies, Inc. (chemical company) and Ventana Medical Systems, Inc. (medical diagnostic company). Mr. Giles received a B.S. in Chemical Engineering from Princeton University and an M.S. in Industrial Management from the Massachusetts Institute of Technology.

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

Donald E. Kuhla, Ph.D. Dr. Kuhla has served as a director since 1997 and has notified the Company that he will not be standing for reelection as a Director at the Annual Meeting of Shareholders to be held July 20, 2000. Since 1998 he has been President and Chief Operating Officer of Albany Molecular Research, Inc. (contract research organization). From 1994 to 1998, he was Vice President and Chief Technical Officer of Plexus Ventures, Inc., a biotech consulting and investment firm. From 1990 to 1994 Dr. Kuhla held senior management positions with two venture capital backed, biotechnology start-up companies. Previously, he was in research and development and operations management positions with Pfizer Inc. and Rorer Group, Inc., his last position at Rorer being Senior Vice President of Operations. Dr. Kuhla is a director of NPS Pharmaceuticals, Inc. (a biotechnology drug discovery and development company). Dr. Kuhla received a B.A. in Chemistry from New York University and a Ph.D. in Organic Chemistry from Ohio State University.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.



                ITEM 11.  EXECUTIVE COMPENSATION
                --------------------------------

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

Other elements of executive compensation are participation in a Company-wide life insurance, long-term disability insurance, medical benefits and ability to defer compensation pursuant to a 401(k) plan. Matching Company contributions to the 401(k) plan of up to 10% of eligible base pay were made in fiscal 2000.

As a result of the decline in revenues and profits in fiscal 2000, the Compensation Committee did not grant bonuses to Mr. Sreenivasan, the CEO, or any of the other executive officer. In fiscal 1999, recognizing Mr. Sreenivasan's long term efforts on behalf of the Company, the Compensation Committee granted him a $45,000 one-time bonus payable over thirty-six months. Mr. Sreenivasan received $15,000 of this bonus in fiscal 2000 and $7,500 in fiscal 1999. Consistent with its policy to create longer-term incentives, the Compensation Committee granted stock options in fiscal 2000 to the executive officers, including a 14,000 share option to Mr. Sreenivasan.



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

Summary of Cash and Certain Other Compensation
----------------------------------------------
The following table provides certain summary information concerning compensation paid by the Company to the Company's Chief Executive Officer and Chief Financial Officer (the "Named Persons") for the fiscal years ended March 31, 2000, 1999 and 1998 (no other officer or key employee received a salary and bonus exceeding $100,000 during fiscal 2000):

                                            Summary Compensation Table
                                            --------------------------
                                                              Long-Term        All Other
                                   Annual Compensation       Compensation  Compensation($)(2)
                              -----------------------------  ------------  ------------------
Name and Principal                                              Stock
Position                       Year(1)  Salary($)  Bonus($)    Options(#)
-------------------------      -------  ---------  ---------   ----------     ------
M. ("Sreeni") Sreenivasan        2000   180,000    15,000(3)    14,000         5,800
President & Chief                1999   165,000    71,500(3)    24,000        11,200
Executive Officer                1998   150,000         -       25,000        12,500

-------------------------
Charles B. Williams              2000   110,000         -       14,000        10,000
Vice President of                1999    99,000    36,000       19,000         9,900
Finance and Adminsitration       1998    88,000         -       20,000         7,950
& Chief Financial Officer

_______________________

(1)Fiscal year ended March 31.
(2)Unless otherwise footnoted, represents Company contributions to the account of the Named Persons under the Company's 401(k) plan.
(3)In  fiscal 1999, Mr. Sreenivasan was granted a special $45,000 bonus payable  over  thirty-six  months.  The bonus figures include  a  $7,500 payment in fiscal 1999 and a $15,000 payment
   in fiscal 2000.   See "Report of the Compensation Committee" above.

Stock Option Grants in Last Fiscal Year
---------------------------------------
The following table provides information, with respect to the Named Persons, concerning the grant of stock options during fiscal year 2000.

                            Stock Options Grants in the Last Fiscal Year(1)
                            -----------------------------------------------
                                                                          Potential Realizable
                                                                          Value at Assumed Annual
                                       Individual Grants                  Rates of Stock Price
                          ---------------------------------------------   Appreciation (Through
                                                                             Expiration Date)
                             Options                Exercise
Name                         Granted     % of Total   Price   Expiration   5% per     10% per
                          (# of Shares)  Options(2) ($/Sh)(3)    Date      year(4)    year(4)
------------------------- -------------  ---------- --------- ----------  --------   --------
M. ("Sreeni") Sreenivasan    14,000        10.2%     $4.56    May 2009    $40,040    $101,780

Charles B. Williams          14,000        10.2%     $4.56    May 2009    $40,040    $101,780

_______________________

(1)The  Company  has  not granted any stock  appreciation  rights (SARs).
(2)Based on an aggregate of 137,000 options being granted to all employees during the fiscal year ended March 31, 2000.
(3)These options were granted under the Company's 1995 Incentive Compensation Plan in May 1999. Each option has an exercise price equal to the fair market value of the Company's Common Stock as of the date of the grant. These grants vest annually over a two-year period ending April 2001 for each individual.
(4)The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future prices for its Common Stock.

Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Stock Option
---------------------------------------------------------------------------
Values
------
The following table provides information, with respect to the Named Persons, concerning the options granted to them during the last fiscal year and the options held by them at March 31, 2000.

        Option Exercises in Last Fiscal Year and Fiscal Year End Stock Option Values
        ----------------------------------------------------------------------------
                           Shares
                          Acquired
                            On      Value    Number of Unexercised      Value of Unexercised
                          Exercise Realized   Options at Fiscal Year      In-the-Money Options
                            (#)      ($)              End               at Fiscal Year End($)(1)
                                            -------------------------- --------------------------
Name                                        Exercisable  Unexercisable Exercisable  Unexercisable
-------------------------  ------   ------- -----------  ------------- -----------  -------------
M. ("Sreeni") Sreenivasan  18,113   $50,535    87,000        26,000         $0           $0

Charles B. Williams             0        $0    61,500        23,500         $0           $0

_______________________

(1)Represents the difference between the exercise price of the options with exercise prices below $4.19 and the $4.19 closing price of the Company's Common Stock on March 31, 2000.


Comparison of Total Cumulative Shareholder Equity
-------------------------------------------------
The following graph provides a comparison of the five year cumulative total stockholder return on (i) the Company's Common Stock, (ii) the Nasdaq Stock Market Index (U.S.), and (iii) the S&P Specialty Chemicals Index. The graph assumes that $100 was invested on March 31, 1995 in the Company Common Stock, the Nasdaq Stock Market Index (U.S.), and the S&P Specialty Chemicals Index, and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance.

Edgar Representation of Data Points Used in Printed Graphic
-----------------------------------------------------------

                                Nasdaq Stock   S&P Specialty
                 Synthetech,    Market Index     Chemicals
                    Inc.           (U.S.)          Index
                 -----------    ------------   -------------
         1995     $ 100.00        $ 100.00        $ 100.00
         1996       290.84          135.80          129.10
         1997       369.61          150.95          116.05
         1998       299.95          228.88          147.03
         1999       212.07          309.19          123.89
         2000       203.01          574.04          119.88

          All data points are at March 31.

Employment Agreements
---------------------

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

       ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
       --------------------------------------------------
                      OWNERS AND MANAGEMENT
                      ---------------------

The following table sets forth the number of shares of Common Stock and percentage of outstanding shares of Common Stock of the Company owned as of April 1, 2000, by persons who hold of record or are known to beneficially own 5% or more of the outstanding common stock of the Company, each nominee and director of the Company, the Named Persons and all officers, key employees and directors as a group.

Name and Address of         Amount and Nature      Percent of
Beneficial Owner              of Beneficial           Class
                                Ownership
-------------------         -----------------      -----------
Paul C. Ahrens                  1,328,491              9.3%
1290 Industrial Way
Albany, OR

M. ("Sreeni") Sreenivasan         619,018(1)           4.3%(2)

Howard L. Farkas                  109,000(3)             *

Edward M. Giles                   277,000(4)           1.9%(2)

Page E. Golsan, III                51,000(5)             *

Donald M. Kuhla, Ph.D.             20,000(6)             *

Charles B. Williams               271,120(7)           1.9%(2)

Brown Capital Management        1,432,000(8)          10.0%
809 Cathedral Street
Baltimore, MD  21201

All Officers, Key               2,729,379(9)          18.6%(2)
Employees and Directors
as a Group (9 persons)

______________________
*less than 1%.

(1)Includes 106,000 shares of common stock which Mr. Sreenivasan has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 7,000 shares of common stock issuable pursuant to stock options held by Mr. Sreenivasan which are not exercisable now or within sixty (60) days.
(2)The denominator used in calculating the percentage is equal to the number of shares outstanding plus the number of shares the beneficial owner (or group of beneficial owners) has a right to acquire immediately or within sixty days pursuant to warrants or options.
(3)Includes 59,000 shares of common stock which Mr. Farkas has the right to acquire immediately or within sixty (60) days pursuant to stock options. Mr. Farkas disclaims ownership over 50,000 shares of common stock held in his name which have been pledged as security for a loan and over which Mr. Farkas has no voting control. Excludes 6,000 shares of common stock issuable pursuant to stock options held by Mr. Farkas which are not exercisable now or within sixty (60) days.

(4)Includes 16,000 shares of common stock which Mr. Giles hasthe right to acquire immediately or within sixty (60) days pursuant to stock options. Excludes 9,000 shares of common stock issuable pursuant to stock options held by Mr. Giles which are not exercisable now or within sixty (60) days. Also includes 60,000 shares of common stock held by two individuals who have granted to Mr. Giles the investment powers associated with these shares.
   Mr. Giles disclaims beneficial ownership over these 60,000 shares.
(5)Includes 9,000 shares of common stock which Mr. Golsan has the right to acquire immediately or within sixty (60) days pursuant to stock
   options.   Excludes 6,000 shares of common stock issuable pursuant to stock options held by Mr. Golsan which are not exercisable now or within sixty (60) days.
(6)Includes 16,000 shares of common stock which Dr. Kuhla has the right to acquire immediately or within sixty (60) days pursuant to stock options. Excludes 9,000 shares of common stock issuable pursuant to stock options held by Dr. Kuhla which are not exercisable now or within sixty (60) days.
(7)Includes 78,000 shares of common stock which Mr. Williams has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 7,000 shares of common stock issuable pursuant to stock options held by Mr.Williams which are not exercisable now or within sixty (60) days.
(8)Based on Schedule 13(g) filings, pursuant to which Brown Capital Management disclosed controlling 1,432,000 shares of common stock with sole dispositive power. Of these shares, Brown Capital Management further disclosed that it had sole voting power over 1,333,700 shares of common stock.
(9)See footnotes 1, 3, 4, 5, 6 and 7.


           ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
           -------------------------------------------
                          TRANSACTIONS
                          ------------
Not applicable.

                             PART IV
                             -------

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
      -----------------------------------------------------
                       REPORTS ON FORM 8-K
                       -------------------

(a)(1)  and  (2)  FINANCIAL STATEMENTS  AND  FINANCIAL  STATEMENT SCHEDULES.

The information required by this item is included under Item 8 of this Report.

(a)(3)    EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K:

3(i)1       Articles   of  Incorporation  of  Synthetech,  Inc.,   as
            amended.

3(ii)(6)    Bylaws of Synthetech, Inc., as amended.

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

10.2(2),(3) License   Agreement  dated  January   3,   1989   between
            Synthetech, Inc. and Biomeasure, Incorporated.

10.3(4)+    Synthetech, Inc. 1990 Stock Option Plan.

10.4(5) Amendment No. 1 to Stock and Warrant Purchase Agreement between the Company and JB dated as of March 26, 1996.

10.5(6)     1995 Incentive Compensation Plan, as amended.

10.6(8) Promissory Note dated August 26, 1998 from Synthetech, Inc. to United States National Bank of Oregon.

10.7(8)     Letter   Agreement   dated  August   26,   1998   between
            Synthetech,  Inc.  and  United States  National  Bank  of
            Oregon.

10.8(6) Nonqualified Stock Option dated as of November 7, 1996 to purchase 50,000 shares of Common Stock issued to Howard
            L. Farkas.

10.9(6) Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Howard
            L. Farkas.

10.10()6 Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Page E. Golsan III.

10.11(6)+   Form  of  contract entered into by each of Mr. Philip  L.
            Knutson, Mr. M. Sreenivasan and Mr. Charles B. Williams dated July 18, 1997.

10.12(8)+   Bonus for M. Sreenivasan granted October 1, 1998.

10.13(8) Contract entered into by Synthetech, Inc. and R.L. Reimers Company dated December 1, 1998.

10.14       Form  of  Purchase  Order  and Schedule  of  Vendors  and
            Purchase Order terms.

10.15 Contracts entered into between Synthetech, Inc. and Olsson Industrial Electric, Inc. October 13, 1998 and March 5, 1999.

23          Consent of Arthur Andersen LLP.

27          Financial Data Schedule for Twelve Months Ended March 31,
            2000.

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

(8) Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

(b) Reports on Form 8-K

    None.

(c) See (a) (3) above.

(d) See (a) (1) and (2) above.

                           SIGNATURES
                           ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 5, 2000           SYNTHETECH, INC.
                               (Registrant)

                               By /s/ M. ("Sreeni") Sreenivasan
                                  -----------------------------
                                  M. ("Sreeni") Sreenivasan
                                  President and Chief
                                  Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Signature                             Title                      Date
     ---------                             -----                      ----
/s/ M. ("Sreeni") Sreenivasan    President, Chief Executive       June 5, 2000
-----------------------------    Officer (Prinicpal Executive
    M. ("Sreeni") Sreenivasan    Officer) and Director


/s/ Charles B. Williams          Vice President of Finance and    June 5, 2000
-----------------------          Administration, Chief Financial
    Charles B. Williams          Officer, Secretary, Treasurer
                                 (Principal Financial Officer
                                 and Principal Accounting
                                 Officer), and Director

/s/ Paul C. Ahrens               Chairman of the Board            June 5, 2000
------------------
    Paul C. Ahrens

/s/ Howard L. Farkas             Director                         June 5, 2000
--------------------
    Howard L. Farkas

/s/ Edward M. Giles              Director                         June 5, 2000
-------------------
    Edward M. Giles

/s/ Page E. Golsan, III          Director                         June 5, 2000
-----------------------
    Page E. Golsan, III

/s/                              Director
--------------------------
    Donald M. Kuhla, Ph.D.


                             INDEX TO EXHIBITS
                             -----------------
                                                          Sequential Page No.

3(i)(1)      Articles  of  Incorporation of Synthetech,
             Inc., as amended

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

10.2(2),(3)  License  Agreement dated January  3,  1989
             between  Synthetech, Inc. and  Biomeasure,
             Incorporated.

10.3(4)+     Synthetech, Inc. 1990 Stock Option Plan.

10.4(5)      Amendment  No.  1  to  Stock  and  Warrant
             Purchase Agreement between the Company and JB dated as of March 26, 1996.

10.5(6)      1995   Incentive  Compensation  Plan,   as
             amended.

10.6(8)      Promissory Note dated August 26, 1998 from
             Synthetech, Inc. to United States National
             Bank of Oregon.

10.7(8)      Letter  Agreement dated  August  26,  1998
             between Synthetech, Inc. and United States
             National Bank of Oregon.

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

10.9(6)      Nonqualified  Stock  Option  dated  as  of
             November 7, 1996 to purchase 15,000 shares
             of   Common  Stock  issued  to  Howard  L.
             Farkas.

10.10(6)     Nonqualified  Stock  Option  dated  as  of
             November 7, 1996 to purchase 15,000 shares of Common Stock issued to Page E. Golsan
             III.

10.11(6)+    Form  of contract entered into by each  of
             Mr. Philip L. Knutson, Mr. M. Sreenivasan and Mr. Charles B. Williams dated July 18,
             1997.

10.12(8)+    Bonus    for   M.   Sreenivasan    granted
             October 1, 1998.

10.13(8)     Contract entered into by Synthetech,  Inc.
             and R.L. Reimers Company dated December 1,
             1998.

10.14        Form  of  Purchase Order and  Schedule  of
             Vendors and Purchase Order terms.

10.15 Contracts entered into between Synthetech, Inc. and Olsson Industrial Electric, Inc.
             October 13, 1998 and March 5, 1999.

23           Consent of Arthur Andersen LLP.

27           Financial Data Schedule for Twelve Months
             Ended March 31, 2000.

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

(8)   Incorporated  by  reference  to  the  exhibits   filed   with
      registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.