Form 10-Q
period 2000-06-30
SYNTHETECH INC
filed 2000-08-11
CIK 749290

              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000

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

Yes  X    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 9, 2000 was 14,276,641.

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                               SYNTHETECH, INC.

                                BALANCE SHEETS
                            -------------------------

                                             (unaudited)
                                               June 30,           March 31,
                                                 2000               2000
---------------------                         -----------        -----------

 ASSETS
 ------

CURRENT ASSETS:
  Cash and cash equivalents                  $  7,362,000       $  6,404,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000
    for both periods                            1,800,000          2,433,000
  Income tax receivable                             2,000            137,000
  Inventories                                   4,112,000          4,112,000
  Prepaid expenses                                280,000            285,000
  Deferred income taxes                           140,000            140,000
  Other current assets                              8,000             31,000
                                              ------------       -----------
    TOTAL CURRENT ASSETS                       13,704,000         13,542,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net    12,983,000         13,375,000
                                              -----------        -----------
    TOTAL ASSETS                              $26,687,000        $26,917,000
                                              ===========        ===========

The accompanying notes are an integral part of these financial statements.

                               SYNTHETECH, INC.

                                BALANCE SHEETS
                           -------------------------
                                  (continued)

                                                 (unaudited)
                                                   June 30,       March 31,
                                                     2000           2000
--------------------------------------            -----------    -----------
  LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable                  $    15,000    $    17,000
  Accounts payable                                     263,000        547,000
  Accrued compensation                                 114,000        109,000
  Deferred revenue                                     294,000        544,000
  Other accrued liabilities                             15,000         25,000
                                                   -----------    -----------
    TOTAL CURRENT LIABILITIES                          701,000      1,242,000

DEFERRED INCOME TAXES                                  482,000        482,000

NOTE PAYABLE, net of current portion                   132,000        135,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
   100,000,000 shares; issued and outstanding,
   14,277,000 shares for both periods                   14,000         14,000
  Paid-in capital                                    8,784,000      8,793,000
  Deferred  compensation                               (26,000)       (40,000)
  Retained earnings                                 16,600,000     16,291,000
                                                   -----------    -----------
    TOTAL SHAREHOLDERS' EQUITY                      25,372,000     25,058,000
                                                   -----------    -----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $26,687,000    $26,917,000
                                                   ===========    ===========

The accompanying notes are an integral part of these financial statements.


                                SYNTHETECH, INC.

                              STATEMENTS OF INCOME
                              --------------------
                                  (unaudited)


For The Three Month Period Ended June 30,          2000             1999
-----------------------------------------        ---------        ---------

REVENUES                                       $ 2,698,000       $ 4,636,000
COST OF SALES                                    1,737,000         2,629,000
                                               -----------       -----------
GROSS PROFIT                                       961,000         2,007,000

  Research and development                          95,000           127,000
  Selling, general and administrative              357,000           343,000
                                               -----------       -----------
OPERATING EXPENSE                                  452,000           470,000
                                               -----------       -----------
OPERATING INCOME                                   509,000         1,537,000

OTHER INCOME (LOSS), net                            (8,000)           87,000
INTEREST EXPENSE                                    (3,000)           (3,000)
                                               -----------       -----------
INCOME BEFORE INCOME TAXES                         498,000         1,621,000

PROVISION FOR INCOME TAXES                         189,000           616,000
                                               -----------       -----------
NET INCOME                                     $   309,000       $ 1,005,000
                                               ===========       ===========


BASIC EARNINGS PER SHARE                             $0.02             $0.07
                                                     =====             =====

DILUTED EARNINGS PER SHARE                           $0.02             $0.07
                                                     =====             =====

The accompanying notes are an integral part of these financial statements.


                               SYNTHETECH, INC.

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                (unaudited)

For The Three Month Period Ended June 30,                  2000         1999
-----------------------------------------                 ------       ------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   309,000  $ 1,005,000
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation, amortization and other                 714,000      386,000
    Amortization of deferred compensation                  5,000       13,000
  Proceeds from stock option exercises and
    disqualifying dispositions                                 -        7,000

    (Increase) decrease in assets:
      Accounts receivable, net                           633,000      944,000
      Inventories                                              -      (17,000)
      Prepaid expenses                                     5,000       (3,000)
      Income tax receivable                              135,000            -
      Other assets                                        23,000      (12,000)

    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities          (289,000)  (1,218,000)
      Deferred revenue                                  (250,000)           -
                                                     -----------  -----------
        Net cash provided by operating activities      1,285,000    1,105,000
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases, net         (322,000)    (835,000)
                                                     -----------  -----------
        Net cash used in investing activities           (322,000)    (835,000)
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term debt
    obligations                                           (5,000)      (4,000)
                                                     -----------  -----------
        Net cash provided by (used in) financing
          activities                                      (5,000)      (4,000)
                                                     -----------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                958,000      266,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       6,404,000     7,470,000
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 7,362,000   $ 7,736,000
                                                     ===========   ===========
NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value        $   (9,000)   $     4,000

The accompanying notes are an integral part of these financial statements.

                 NOTES TO FINANCIAL STATEMENTS


NOTE A.   GENERAL AND BUSINESS


The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech's fiscal 2000 Form 10-K.

  Interim financial statements are by necessity somewhat tentative; judgments are used to estimate quarterly amounts for items that are normally determinable only on an annual basis. For example, provision for income taxes is an estimate of the annual liability pro-rated over the quarters of the fiscal year based on estimates of annual income. Further, all inventory quantities are verified by physically counting the units on hand at least once a year. Normally, selected inventory items are cycle counted during each quarter. For those inventories not counted during the quarter, quantities are determined using measured sales and production data for the period.

The interim period information included herein reflects all adjustments which are, in the opinion of Synthetech management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.



NOTE B.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for the three month period ended June 30:

          Cash Paid
          ---------
                                2000             1999
                                ----             ----
      Income Taxes          $  54,000        $ 490,000
      Interest              $   3,000        $   4,000


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


      For The Three Months Ended June 30,      2000        1999
      -----------------------------------      ----        ----

     Weighted average shares
      outstanding for basic EPS             14,276,641   14,252,108

     Dilutive effect of common
      stock options issuable
      under treasury stock method               24,970       67,494
                                            ----------   ----------
     Weighted average common and
      common equivalent shares
      outstanding for diluted EPS           14,301,611   14,319,602
                                            ==========   ==========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:


      For The Three Months Ended June 30,       2000        1999
      -----------------------------------       ----        ----
     Common stock options outstanding         764,875      523,800


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

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Income.


                          Percentage of Revenues
                          ----------------------

For The Three Month Period Ended June 30,         2000       1999
-----------------------------------------         ----       ----

Revenues                                         100.0 %    100.0 %
Cost of Sales                                     64.4       56.7
                                                 -------    -------
Gross Profit                                      35.6       43.3

  Research and development                         3.5        2.7
  Selling, general and administration             13.2        7.4
                                                 -------    -------
Operating Expense                                 16.7       10.1
                                                 -------    -------
Operating Income                                  18.9       33.2

Other Income (Loss), net                          (0.3)       1.9
Interest Expense                                  (0.1)      (0.1)
                                                 -------    -------
Income Before Income Taxes                        18.5       35.0

Provision For Income Taxes                         7.0       13.3
                                                 -------    -------
Net Income                                        11.5 %     21.7 %
                                                 =======    =======


Revenues
--------
Revenues decreased by 42% to $2.70 million in the first quarter of fiscal 2001 from $4.64 million in the first quarter of fiscal 2000. International sales in the first quarter of fiscal 2001 were $328,000, compared to $3.00 million in the first quarter of fiscal 2000 representing an 89% decrease. International sales, like all Company revenues, are subject to significant quarterly fluctuations. These sales were mainly to Europe in the first quarter of fiscal 2001 and mainly to Europe and Mexico for the comparable quarter of fiscal 2000.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)


The decrease in revenues for the first quarter of fiscal 2001 from the first quarter of fiscal 2000 reflected the absence of revenue from large-scale orders and the unpredictable ordering cycles inherent in drug development projects. The Company expects that these dynamics, which also affected Synthetech's results during the second half of fiscal 2000, will continue in the second quarter of fiscal 2001 causing the first half results for fiscal 2001 to be similar to those for the second half of fiscal 2000. Looking beyond the second quarter of fiscal 2001, the industry environment in which the Company operates makes it difficult to predict with certainty the level of future business. The Company, however, continues to be a supplier of Peptide Building Blocks (PBBs) for several pharmaceutical development projects advancing through clinical trials and these projects could have substantial future business potential. There are, however, many factors affecting the success of these drug projects and Synthetech's involvement. (See "Industry Factors" below.)

The Company's strong balance sheet has allowed it to weather the current downturn without hindering long-term strategic direction. Synthetech continues to invest in the necessary infrastructure and organizational resources. (See "Liquidity and Capital Resources" below.)


Gross Profit
------------
Gross profit was $961,000 or 36% of revenues in the first quarter of fiscal 2001 as compared to $2.01 million or 43% of revenues in the first quarter of fiscal 2000. The decrease in gross profit margin for the first quarter of fiscal 2001 primarily reflected the downward pressure caused by a lower level of revenues and the increased manufacturing overhead costs associated with the second phase expansion of the new plant.

Operating Expenses
------------------
Research and development (R&D) expense decreased to $95,000 in the first quarter of fiscal 2001 from $127,000 in the first quarter of fiscal 2000. As a percentage of revenues, the first quarter of fiscal 2001 was 4% compared to 3% for the first quarter of fiscal 2000. The decrease in R&D expense primarily reflected reduced costs related to the acquisition of staff and reduced compensation expenses related to the granting of a non-qualified stock option. Selling, general and administrative (SG&A) expense was $357,000 in the first quarter of fiscal 2001 compared to $343,000 in the first quarter of fiscal 2000, or 13% and 7% as a percentage of revenues, respectively. Operating expenses as a percentage of revenues were approximately 17% in the first quarter of fiscal 2001 and 10% in the first quarter of fiscal 2000.

Operating Income
----------------
Operating income decreased to $509,000 in the first quarter of fiscal 2001 compared with $1.54 million in the first quarter of fiscal 2000. As a percent of revenues, the first quarter of fiscal 2001 was 19% compared to 33% of revenues for the same period of fiscal 2000.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

Other Income (Loss)
-------------------
The net other loss of $8,000 in the first quarter of fiscal 2001 included $99,000 in interest earnings offset by a $107,000 equipment write down. The $87,000 of income in the first quarter of fiscal 2000 primarily reflected interest earnings.

Net Income
----------
For the first quarter of fiscal 2001 the Company earned $498,000 before income taxes. A provision for income taxes of $189,000 resulted in net income of $309,000. For the first quarter of fiscal 2000 the Company earned $1.62 million before income taxes. A provision for income taxes of $616,000 resulted in net income of $1.01 million. The Company's effective tax rate was 38% for the first quarter of fiscal 2001 and the first quarter of fiscal 2000.



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



LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had working capital of $13.00 million compared to $12.30 million at March 31, 2000. The Company's cash and cash equivalents at June 30, 2000 totaled $7.36 million. The Company does not invest in derivative securities. In addition, the Company had a $1 million unsecured bank line of credit of which there was no amount outstanding at June 30, 2000.

The decrease in accounts receivable to $1.80 million at June 30, 2000 from $2.43 million at March 31, 2000 reflected the timing of shipments and collections during the quarter. The decrease in income tax receivable to $2,000 at June 30, 2000 from $137,000 at March 31, 2000 reflected the increase in tax liability for the quarter. The decrease in accounts payable to $263,000 at June 30, 2000 from $547,000 at March 31, 2000 primarily reflected the reduction of expenditure commitments related to the second phase of the plant expansion and timing of raw material purchases. The decrease in deferred revenue to $294,000 at June 30, 2000 from $544,000 at March 31, 2000 resulted from the recognition of revenue associated with a $250,000 customer advance payment.

The Company had approximately $322,000 of capital expenditures during the first quarter of fiscal 2001 which included $127,000 for equipment and equipment upgrades in the existing plant and $195,000 for the second-phase of the new plant expansion. The Company anticipates fiscal 2001 capital expenditures for the existing plant and the completion of the second-phase of the new plant expansion to be $700,000 and $300,000, respectively. The Company is also considering investing roughly $2.25 million in on-site wastewater treatment capabilities and in an upgrade to the R&D labs. The Company expects to finance all capital expenditures from internal cash flow and does not anticipate the need for any new debt or equity financing.


                 _____________________________

This Form 10-Q includes "forward-looking" information (as defined in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The risks and uncertainties include, but are not limited to, the following: the uncertain market for products, customer concentration, potential quarterly revenue fluctuations, industry cost factors, competition, government regulation, product liability risks, technological change, increased costs associated with the Company's facility expansions, international business risks, and Y2K risks. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended March 31, 2000, which are available from the Company without charge, for a further description of the risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       3(i)*   Articles of Incorporation of Synthetech, Inc., as amended.

       3(ii)   Bylaws of Synthetech, Inc., as amended.

      27       Financial Data Schedule
__________________
      *  Incorporated by reference herein from the Company's
          Form 10-KSB for the year ended March 31, 1997.


(b)  Reports
     No reports on Form 8-K were filed during the quarter.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                        SYNTHETECH, INC.
                                         (Registrant)



Date:    August 10, 2000              /s/ M. Sreenivasan
                                          M. Sreenivasan
                                          President & C.E.O.



Date:    August 10, 2000              /s/ Charles B. Williams
                                          Charles B. Williams
                                          Vice President, Finance
                                          and  Administration, C.F.O.,
                                          Chief Accounting Officer

                          INDEX TO EXHIBITS

                                                           Sequential Page No.

      3(ii)  Bylaws of Synthetech, Inc., as amended.

     27      Financial Data Schedule for the Three Months
             Ended June 30, 2000