Form 10-Q
period 2000-09-30
SYNTHETECH INC
filed 2000-11-03
CIK 749290

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            FORM 10-Q



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2000

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

Yes  X    No_____

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 1, 2000 was 14,276,641.

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                  SYNTHETECH, INC.

                                   BALANCE SHEETS
                                 ------------------

                                                (unaudited)
                                                September 30,    March 31,
                                                    2000           2000
-----------------------------------------       -------------   -----------

 ASSETS
 ------

CURRENT ASSETS:
  Cash and cash equivalents                      $ 7,182,000     $ 6,404,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000 for
    both periods                                     430,000       2,433,000
  Income tax receivable                              676,000         137,000
  Inventories                                      4,356,000       4,112,000
  Prepaid expenses                                   225,000         285,000
  Deferred income taxes                              140,000         140,000
  Other current assets                                 1,000          31,000
                                                 -----------     -----------
   TOTAL CURRENT ASSETS                           13,010,000      13,542,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net       13,006,000      13,375,000
                                                 -----------     -----------
   TOTAL ASSETS                                  $26,016,000     $26,917,000
                                                 ===========     ===========

The accompanying notes are an integral part of these financial statements.


                                  SYNTHETECH, INC.

                                  BALANCE SHEETS
                                  ----------------
                                    (continued)

                                                 (unaudited)
                                                September 30,     March 31,
                                                     2000           2000
----------------------------------------------  ------------     -----------
  LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable               $     16,000    $     17,000
  Accounts payable                                   319,000         547,000
  Accrued compensation                               105,000         109,000
  Deferred revenue                                    44,000         544,000
  Other accrued liabilities                            7,000          25,000
                                                ------------     -----------
   TOTAL CURRENT LIABILITIES                         491,000       1,242,000

DEFERRED INCOME TAXES                                482,000         482,000

NOTE PAYABLE, net of current portion                 128,000         135,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
   100,000,000 shares; issued and outstanding,
   14,277,000 shares for both periods                 14,000          14,000
  Paid-in capital                                  8,803,000       8,793,000
  Deferred  compensation                             (37,000)        (40,000)
  Retained earnings                               16,135,000      16,291,000
                                                 -----------     -----------
   TOTAL SHAREHOLDERS' EQUITY                     24,915,000      25,058,000
                                                 -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $26,016,000     $26,917,000
                                                 ===========     ===========

The accompanying notes are an integral part of these financial statements.


                                 SYNTHETECH, INC.

                              STATEMENTS OF OPERATIONS
                              ------------------------
                                    (unaudited)

                                          For the Three Months Ended   For the Six Months Ended
                                                 September 30,               September 30,
                                              2000          1999          2000          1999
--------------------------------------    -----------   -----------   -----------   -----------                            -
REVENUES                                  $ 1,082,000   $ 3,370,000   $ 3,780,000   $ 8,006,000
COST OF SALES                               1,491,000     2,005,000     3,229,000     4,634,000
                                          -----------   -----------   -----------   -----------
GROSS PROFIT (LOSS)                          (409,000)    1,365,000       551,000     3,372,000


RESEARCH AND DEVELOPMENT                      131,000       121,000       226,000       248,000
SELLING, GENERAL AND ADMINISTRATIVE           322,000       289,000       679,000       632,000
                                          -----------   -----------    ----------   -----------
OPERATING EXPENSE                             453,000       410,000       905,000       880,000
                                          -----------   -----------    ----------   -----------
OPERATING INCOME (LOSS)                      (862,000)      955,000      (354,000)    2,492,000
OTHER INCOME, net                             115,000        89,000       108,000       176,000
INTEREST EXPENSE                               (3,000)       (4,000)       (6,000)       (7,000)
                                          -----------   -----------    ----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES            (750,000)    1,040,000      (252,000)    2,661,000

PROVISION (BENEFIT) FOR INCOME TAXES         (285,000)      395,000       (96,000)    1,011,000
                                          -----------   -----------    ----------   -----------
NET INCOME (LOSS)                         $  (465,000)  $   645,000    $ (156,000)  $ 1,650,000
                                          ===========   ===========    ==========   ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE         ($0.03)        $0.05        ($0.01)        $0.12
                                                =====         =====         =====         =====

DILUTED EARNINGS (LOSS) PER COMMON SHARE       ($0.03)        $0.05        ($0.01)        $0.12
                                                =====         =====         =====         =====

The accompanying notes are an integral part of these financial statements.

                                  SYNTHETECH, INC.

                              STATEMENTS OF CASH FLOWS
                             --------------------------
                                    (unaudited)

For the Six Month Period Ended September 30               2000          1999
----------------------------------------------         ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $  (156,000)  $ 1,650,000
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
      Depreciation, amortization and other               1,327,000       785,000
      Amortization of deferred compensation                 14,000        23,000
      Loss on disposal of property, plant and equipment          -         3,000
      Proceeds from stock option exercises and
       disqualifying dispositions                                -        11,000

    (Increase) decrease in assets:
      Accounts receivable, net                           2,003,000     1,088,000
      Inventories                                         (244,000)      117,000
      Prepaid expenses                                      60,000      (111,000)
      Income tax receivable                               (539,000)            -
      Other assets                                          30,000       (15,000)

    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities            (250,000)   (1,843,000)
      Deferred revenue                                    (500,000)       37,000
                                                       -----------   -----------
        Net cash provided by operating activities        1,745,000     1,745,000
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases, net           (959,000)   (1,633,000)
                                                       -----------   -----------
        Net cash used in investing activities             (959,000)   (1,633,000)
                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments under long-term debt obligations      (8,000)       (8,000)
                                                       -----------   -----------
        Net cash used in financing activities               (8,000)       (8,000)
                                                       -----------   -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                  778,000       104,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       $ 6,404,000   $ 7,470,000
                                                       -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 7,182,000   $ 7,574,000
                                                       ===========   ===========
NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value          $    11,000   $     4,000

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




NOTE B.   STATEMENTS OF CASH FLOWS


     Supplemental cash flow disclosures for the six month period ended
           September 30:

          Cash Paid
          ---------
                                 Three Months                Six Months
                                 ------------                ----------
                              2000          1999          2000         1999
                              ----          ----          ----         ----
      Income Taxes        $   389,000   $ 1,082,000   $   443,000  $ 1,572,000
      Interest            $     3,000   $     4,000   $     6,000  $     7,000


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

                                 For the Three             For the Six
                                 Months Ended              Months Ended
                                 September 30,             September 30,
                                 -------------             -------------
                                2000        1999          2000        1999
                                ----        ----          ----        ----
Weighted average shares
outstanding for Basic EPS    14,276,641  14,254,630    14,276,641   14,253,376

Dilutive effect of
common stock options
issuable under
treasury stock method                 -      51,566             -       59,507
                            -----------  ----------    ----------   ----------
Weighted average common
and common equivalent
shares outstanding for
Diluted EPS                 14,276,641   14,306,196    14,276,641   14,312,883
                            ==========   ==========    ==========   ==========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                 For the Three              For the Six
                                 Months Ended               Months Ended
                                 September 30,              September 30,
                                 -------------              -------------
                               2000        1999           2000        1999
                               ----        ----           ----        ----
Common stock options
 outstanding                   700,666     523,800        702,858      523,800


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


                        Percentage of Revenues
                       ------------------------

                                   For the Tree Months     For the Six Months
                                   Ended September 30,     Ended September 30,

                                      2000       1999         2000       1999
-----------------------------         ----       ----         ----       ----
Revenues                              100.0   %  100.0 %      100.0 %    100.0 %
Cost of sales                         137.8       59.5         85.4       57.9
                                     ------     ------       ------     ------
Gross Profit (Loss)                   (37.8)      40.5         14.6       42.1

Research and Development               12.1        3.6          6.0        3.1
Selling, General and
Administration                         29.8        8.6         18.0        7.9
                                     ------     ------       ------     ------
Operating Expense                      41.9       12.2         24.0       11.0

Operating Income (Loss)               (79.7)      28.3         (9.4)      31.1
Other Income                           10.6        2.6          2.9        2.2
Interest Expense                       (0.3)      (0.1)        (0.2)      (0.1)
                                     ------     ------       ------     ------
Income (Loss) Before Income Taxes     (69.4)      30.8         (6.7)      33.2

Provision (Benefit) For Income Taxes  (26.3)      11.7         (2.5)      12.6
                                     ------     ------       ------     ------
Net Income (Loss)                     (43.1) %    19.1 %       (4.2) %    20.6 %
                                     =======    =======      =======    =======



Revenues
--------

Revenues decreased by 68% to $1.08 million in the second quarter of fiscal 2001 from $3.37 million in the second quarter of fiscal 2000. Revenue in the second quarter of fiscal 2001 included $282,000 related to closure fees associated with one order. Revenues were $3.78 million for the first half of fiscal 2001, a 53% decrease from revenues of $8.01 million in the first half of fiscal 2000. International sales were $385,000 and $712,000 for the second quarter and first half of fiscal 2001, respectively, as compared to $2.55 million and $5.56 million for the second quarter and first half of fiscal 2000, respectively. These sales were mainly to Europe in the first half of fiscal 2001 and mainly to Europe and Mexico in the first half of fiscal 2000.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

The decrease in revenues for the second quarter of fiscal 2001 from the second quarter of fiscal 2000 reflected the unpredictable ordering cycles inherent in drug development projects. In addition, the Company did not complete a new $300,000 pilot project on schedule due to unexpected processing delays, resulting in a shift of this revenue from the second quarter of fiscal 2001 to the third quarter of fiscal 2001. The decrease in revenues for the first half of fiscal 2001 from the first half of fiscal 2000 reflected the absence of revenue from large scale orders, as well as the unpredictable ordering cycles inherent in drug development projects. Looking ahead to the second  half  of  fiscal 2001, the Company is encouraged  by  the recent receipt of over $2 million of new orders, with one of these projects likely to require additional amounts during this fiscal year. The Company also continues to be a supplier of PBBs for several other pharmaceutical development projects advancing through clinical trials and these projects could have substantial future business potential. There are, however, many factors affecting the success of all drug projects and Synthetech's involvement. (See "Industry Factors" below.)

The Company's strong balance sheet has allowed it to weather the current level of business without hindering long-term strategic direction. Synthetech continues to invest in the necessary infrastructure and organizational resources. (See "Liquidity and Capital Resources" below.)


Gross Profit (Loss)
-------------------

Cost  of  sales for the second quarter of fiscal 2001  was  $1.49 million, resulting in a gross loss of $409,000. While the Company's pricing strategy incorporates a gross profit margin, the low level of revenue for the second quarter of fiscal 2001 caused a negative gross profit since cost of sales includes all labor, facility and similar expenses incurred by the Company's manufacturing department during the period-not just those expenses directly allocated to manufacturing the Company's products sold during the period. By comparison, a significantly higher level of revenue for the second quarter of fiscal 2000 created a gross profit of $1.37 million for that quarter. Gross profit for the first half of fiscal 2001 decreased to $551,000 from $3.37 million for that same period of fiscal 2000. As a percentage of sales, gross profit decreased to 15% in the first half of fiscal 2001 from 42% of revenues for the same period of fiscal 2000.

The negative gross profit margin for the second quarter of fiscal 2001 and lower gross profit margin for the first half of fiscal
2001 as compared to the gross profit margins for the second quarter and first half in fiscal 2000 primarily reflected the downward pressure caused by a lower level of revenues and the increased manufacturing overhead costs associated with the second phase expansion of the new plant.


Operating Expenses
------------------

Research and development (R&D) expenses were $131,000 and $226,000 in the second quarter and first half of fiscal 2001, respectively, compared to $121,000 and $248,000 in the second quarter and first half of fiscal 2000, respectively. As a percentage of sales, R&D expenses increased to 12% in the second quarter of fiscal 2001 from 4% in the same period of fiscal 2000 and increased to 6% for the first half fiscal 2001 as compared to 3% in the first half of fiscal 2000. The fluctuations of R&D expenses during the periods principally reflected the absence or presence of one-time costs associated with employee hiring and, to a lesser extent, slight variations in employee head count.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (continued)

SG&A expenses increased to $322,000 and $679,000 in the second quarter and first half of fiscal 2001, respectively, from $289,000 and $632,000 in the second quarter and first half of fiscal 2000, respectively. As a percentage of sales, SG&A expenses increased to 30% in the second quarter of fiscal 2001 as compared to 9% in the second quarter of fiscal 2000, and increased to 18% for the first half of fiscal 2001 as compared to 8% in the same period of fiscal 2000. The increase as a percentage of sales in the second quarter and first half of fiscal 2001 as compared to the second quarter and first half of fiscal 2000 was primarily attributable to lower revenues.



Operating Income (Loss)
-----------------------

Operating loss in the second quarter and first half of fiscal 2001 was $862,000 and $354,000, respectively, compared with operating income in the second quarter and first half of fiscal 2000 of $955,000 and $2.49 million, respectively. The operating loss for the second quarter and first half of fiscal 2001 reflected the substantial decrease in revenues from the prior periods.


Other Income
------------

Other income in the second quarter and first half of fiscal 2001 was $115,000 and $108,000, respectively, compared to $89,000 and $176,000, respectively, for the second quarter and first half of fiscal 2000. Other income in the second quarter of fiscal 2001 primarily reflected interest earnings. Other income in first half of fiscal 2001 included $215,000 in interest earnings offset by a $107,000 equipment write down. The other income in the second quarter and first half of fiscal 2000, respectively, primarily reflected interest earnings.


Net Income (Loss)
-----------------

For the second quarter of fiscal 2001, the Company incurred a loss before income taxes of $750,000. In light of this loss, the Company received an income tax benefit of $285,000 for that quarter. This resulted in a net loss of $465,000 for the second quarter of fiscal 2001. For the first half of fiscal 2001, the Company incurred a loss before income taxes of $252,000. In light of this loss, the Company received an income tax benefit of $96,000 for that period. This resulted in a net loss of $156,000 for the first half of fiscal 2001.

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

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had working capital of $12.52 million compared to $12.30 million at March 31, 2000. The Company's cash and cash equivalents at September 30, 2000 totaled $7.18 million. The Company does not invest in derivative securities. In addition, the Company had a $1 million unsecured bank line of credit of which there was no amount outstanding at September 30, 2000.

The decrease in accounts receivable to $430,000 at September 30, 2000 from $2.43 million at March 31, 2000 reflected the lower level of shipments during the second quarter of fiscal 2001. The increase in income tax receivable to $676,000 at September 30, 2000 from $137,000 at March 31, 2000 reflected the tax benefit for the second quarter of fiscal 2001. The increase in inventory to $4.36 million at September 30, 2000 from $4.11 million at March 31, 2000 included approximately $400,000 of additional work in process of certain products being manufactured in anticipation of future orders. This increase was offset somewhat by a reduction in the level of raw materials held in inventory. The decrease in accounts payable to $319,000 at September 30, 2000 from $547,000 at March 31, 2000 primarily reflected the reduction of expenditure commitments related to the second phase of the plant expansion and timing of raw material purchases. The decrease in deferred revenue to $44,000 at September 30, 2000 from $544,000 at March 31, 2000 resulted from the recognition of revenue associated with a $500,000 customer advance payment.

The Company had approximately $959,000 of capital expenditures during the first half of fiscal 2001 which included $361,000 for equipment and equipment upgrades in the existing plant, $390,000 for the second-phase of the new plant expansion, $164,000 for the R&D lab remodel design, and $44,000 for preliminary design work relating to wastewater treatment capabilities. The Company anticipates fiscal 2001 capital expenditures for the existing plant and the completion of the second-phase of the new plant expansion to be $700,000 and $400,000, respectively. The Company is also investing an additional $1.2 million in upgrades to the R&D labs. The completion of the R&D lab remodel is scheduled for summer of 2001. The Company is also considering investing roughly $1 million in on-site wastewater treatment capabilities. The Company expects to finance all capital expenditures from internal cash flow and does not anticipate the need for any new debt or equity financing.


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

              PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders


      The Company held its Annual Meeting of Shareholders on July
20, 2000. At that meeting, the following proposals were approved by the Shareholders:

Proposal #1:  Election of Directors

     Class/Name                                    Votes For    Votes Withheld
     ----------                                    ---------    --------------
     Class III Directors (term expiring in 2003):
     Howard L. Farkas                              12,337,125       496,079
     M.   ("Sreeni") Sreenivasan                   12,353,025       480,179

  Continuing Directors

     Class/Name
     ----------
     Class I Directors (term expiring in 2001):
     Paul C. Ahrens
     Page E. Golsan, III

     Class II Directors (term expiring in 2002):
     Edward M. Giles
     Charles B. Williams

Proposal #2:  Approval of the 2000 Employee Stock Purchase Plan

          For       Against   Abstain   Broker non-vote
          ---       -------   -------   ---------------
      12,539,039    244,483   48,982         10,871

Proposal #3:  Approval of the 2000 Stock Incentive Plan

          For       Against   Abstain   Broker non-vote
          ---       -------   -------   ---------------
      12,026,062    727,193   79,949         10,871


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

       3(i)(1)    Articles of Incorporation of Synthetech, Inc., as amended.

       3(ii)(2)   Bylaws of Synthetech, Inc., as amended.

      27          Financial Data Schedule
__________________
      (1) Incorporated by reference herein from the Company's Form 10-KSB for the year ended March 31, 1997.
      (2) Incorporated by reference herein from the Company's Form 10-Q for the period ended June 30, 2000.


(b)  Reports
     No reports on Form 8-K were filed during the quarter.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SYNTHETECH, INC.
                                         (Registrant)



Date:  November 2, 2000            /s/  M. Sreenivasan
                                        M. Sreenivasan
                                        President & C.E.O.



Date:  November  2,   2000        /s/  Charles B. Williams
                                       Charles B. Williams
                                       Vice President, Finance
                                       and Administration, C.F.O.,
                                       Chief Accounting Officer