Form 10-Q
period 2000-12-31
SYNTHETECH INC
filed 2001-02-14
CIK 749290

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C.  20549

                          FORM 10-Q



(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 2000

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

Yes  X    No_____

      The number of shares of the registrant's common stock, $.001 par value, outstanding as of February 5, 2001 was 14,279,641.

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                             SYNTHETECH, INC.

                              BALANCE SHEETS
                          -------------------------

                                             (unaudited)
                                             December 31,       March 31,
                                                2000              2000
 -----------                                  -----------        ---------
  ASSETS
 -----------

CURRENT ASSETS:
  Cash and cash equivalents                 $  5,921,000     $  6,404,000
  Accounts receivable, less
   allowance for doubtful
   accounts of $15,000 for
   both periods                                1,105,000        2,433,000
  Income tax receivable                          920,000          137,000
  Inventories                                  4,657,000        4,112,000
  Prepaid expenses                               393,000          285,000
  Deferred income taxes                          140,000          140,000
  Other current assets                             2,000           31,000
                                            ------------     ------------
   TOTAL CURRENT ASSETS                       13,138,000       13,542,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net   12,577,000       13,375,000
                                            ------------     ------------
   TOTAL ASSETS                             $ 25,715,000     $ 26,917,000
                                            ============     ============

The accompanying notes are an integral part of these financial statements.


                            SYNTHETECH, INC.

                             BALANCE SHEETS
                        -------------------------
                              (continued)


                                            (unaudited)
                                            December 31,       March 31,
                                                2000             2000
  ------------------------------------      ------------       ---------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:
  Current portion of note payable               $     16,000    $     17,000
  Accounts payable                                   399,000         547,000
  Accrued compensation                               109,000         109,000
  Deferred revenue                                    44,000         544,000
  Other accrued liabilities                           13,000          25,000
                                                ------------    ------------
   TOTAL CURRENT LIABILITIES                         581,000       1,242,000

DEFERRED INCOME TAXES                                482,000         482,000

NOTE PAYABLE, net of current portion                 123,000         135,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
   100,000,000 shares; issued and outstanding,
   14,280,000 and 14,277,000 shares                   14,000          14,000
  Paid-in capital                                  8,810,000       8,793,000
  Deferred  compensation                             (33,000)        (40,000)
  Retained earnings                               15,738,000      16,291,000
                                                ------------    ------------
   TOTAL SHAREHOLDERS' EQUITY                     24,529,000      25,058,000
                                                ------------    ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $ 25,715,000    $ 26,917,000
                                                ============    ============

The accompanying notes are an integral part of these financial statements.

                              SYNTHETECH, INC.

                          STATEMENTS OF OPERATIONS
                  -------------------------------------------
                                (unaudited)

                          For the Three Months Ended    For the Nine Months Ended
                                 December 31,                  December 31,
                             2000           1999           2000          1999
------------------------  -----------    -----------    -----------   ------------
REVENUES                  $ 1,413,000    $ 1,503,000    $ 5,193,000   $ 9,509,000
COST OF SALES               1,757,000      1,368,000      4,986,000     6,002,000
                          -----------    -----------    -----------   -----------
GROSS PROFIT (LOSS)          (344,000)       135,000        207,000     3,507,000

RESEARCH AND DEVELOPMENT       84,000         87,000        310,000       335,000
SELLING, GENERAL AND
  ADMINISTRATIVE              313,000        291,000        992,000       923,000
                          -----------    -----------    -----------   -----------
OPERATING EXPENSE             397,000        378,000      1,302,000     1,258,000
                          -----------    -----------    -----------   -----------
OPERATING INCOME (LOSS)      (741,000)      (243,000)    (1,095,000)    2,249,000
OTHER INCOME, NET             108,000         99,000        216,000       275,000
INTEREST EXPENSE               (7,000)        (4,000)       (13,000)      (11,000)
                          -----------    -----------    -----------   -----------
INCOME (LOSS) BEFORE
  INCOME TAXES               (640,000)      (148,000)      (892,000)    2,513,000

PROVISION (BENEFIT) FOR
  INCOME TAXES               (243,000)       (56,000)      (339,000)      955,000
                          -----------    -----------    -----------   -----------
NET INCOME (LOSS)         $  (397,000)   $   (92,000)   $  (553,000)  $ 1,558,000
                          ===========    ===========    ===========   ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE                $ (0.03)       $ (0.01)       $ (0.04)       $ 0.11
                              =======        =======        =======        ======

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                $ (0.03)       $ (0.01)       $ (0.04)       $ 0.11
                              =======        =======        =======        ======

The accompanying notes are an integral part of these financial statements.

                             SYNTHETECH, INC.

                          STATEMENTS OF CASH FLOWS
                ----------------------------------------------
                                (unaudited)


For the Nine Month Period Ended December 31           2000            1999
-------------------------------------------       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $  (553,000)    $ 1,558,000
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
      Depreciation, amortization and other           1,965,000       1,180,000
      Amortization of deferred compensation             23,000          33,000
      Gain on disposal of property, plant
       and equipment                                         -          (2,000)
       Proceeds from stock option exercises
        and disqualifying dispositions                   2,000          14,000

    (Increase) decrease in assets:
      Accounts receivable, net                       1,328,000       2,602,000
      Inventories                                     (545,000)       (537,000)
      Prepaid expenses                                (108,000)        (78,000)
      Income tax receivable                           (783,000)       (132,000)
      Other assets                                      29,000          (5,000)

    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities        (160,000)     (1,706,000)
      Deferred revenue                                (500,000)              -
                                                   -----------     -----------
        Net cash provided by operating activities      698,000       2,927,000
                                                   -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases, net     (1,168,000)     (2,629,000)
                                                   -----------     -----------
        Net cash used in investing activities       (1,168,000)     (2,629,000)
                                                   -----------     -----------
Cash Flows From Financing Activities:
   Principal payments under long-term debt
    obligations                                        (13,000)        (11,000)
                                                   -----------     -----------
        Net cash used in financing activities          (13,000)        (11,000)
                                                   -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         (483,000)        287,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     6,404,000       7,470,000
                                                   -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 5,921,000     $ 7,757,000
                                                   ===========     ===========
NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value      $    16,000     $     4,000

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


NOTE B.   INVENTORIES

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) basis. Cost utilized for inventory purposes include labor, material and manufacturing overhead.

                              December 31, 2000   March 31, 2000
                              -----------------   --------------
          Finished products     $ 1,999,000         $ 1,666,000
          Work-in-process         1,354,000             943,000
          Raw materials           1,304,000           1,503,000
                                -----------         -----------
                                $ 4,657,000         $ 4,112,000
                                ===========         ===========

NOTE C.   STATEMENTS OF CASH FLOWS

          Supplemental cash flow disclosures for the nine month period ended December 31:


          Cash Paid
                               Three Months                Nine Months
                               ------------                -----------
                             2000        1999            2000        1999
                             ----        ----            ----        ----
          Income Taxes    $     1,000  $    66,000    $   443,000  $ 1,637,000
          Interest        $     7,000  $     4,000    $    13,000  $    11,000

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


                             For the Three Months       For the Nine Months
                              Ended December 31,         Ended December 31,
                              --------------------        -------------------
                                2000         1999          2000       1999
                                ----         ----          ----       ----
Weighted average shares
 outstanding for Basic EPS    14,278,174   14,255,347    14,277,154  14,254,035

Dilutive effect of
 common stock options
 issuable under
 treasury stock method                 -            -             -      47,703
                             -----------   ----------    ----------  ----------
Weighted average common
 and common equivalent
 shares outstanding for
 Diluted EPS                 14,278,174    14,255,347    14,277,154  14,301,738
                             ==========    ==========    ==========  ==========


The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                           For the Three Months      For the Nine Months
                            Ended December 31,         Ended December 31,
                           --------------------      --------------------
                             2000         1999         2000         1999
                             ----         ----         ----         ----
Common stock options
 outstanding                707,100     777,813       707,100      523,800


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


                              Percentage of Revenues
                           ---------------------------

                           For the Three Months   For the Nine Months
                            Ended December 31,     Ended December 31,

                               2000      1999         2000      1999
------------------            -----     -----        -----     -----

REVENUES                      100.0 %    100.0 %      100.0 %   100.0 %
COST OF SALES                 124.3       91.0         96.0      63.1
                             ------     ------       ------    ------
GROSS PROFIT (LOSS)           (24.3)       9.0          4.0      36.9

RESEARCH AND DEVELOPMENT        5.9        5.8          6.0       3.5
SELLING, GENERAL AND
 ADMINISTRATIVE                22.2       19.4         19.1       9.7
                             ------     ------       ------    ------
OPERATING EXPENSE              28.1       25.2         25.1      13.2
                             ------     ------       ------    ------
OPERATING INCOME (LOSS)       (52.4)     (16.2)       (21.1)     23.7
OTHER INCOME, NET               7.6        6.6          4.2       2.8
INTEREST EXPENSE               (0.5)      (0.3)        (0.3)     (0.1)
                             ------     ------       ------    ------
INCOME (LOSS) BEFORE
 INCOME TAXES                 (45.3)      (9.9)       (17.2)     26.4

PROVISION (BENEFIT)
 FOR INCOME TAXES             (17.2)      (3.7)        (6.5)     10.0
                             ------     ------       ------    ------
NET INCOME (LOSS)             (28.1) %    (6.2) %     (10.7) %   16.4 %
                             ======     ======       ======    ======

Revenues
--------
Revenues  decreased  by 6% to $1.41  million  in  the  third quarter of fiscal 2001 from $1.50 million in the third quarter of fiscal 2000. Revenues were $5.19 million in the first nine months of fiscal 2001, a 45% decrease from revenues of $9.51 million in the first nine months of fiscal 2000. International sales were $140,000 and $852,000 in the third quarter and first nine months of fiscal 2001, respectively, as compared to $664,000 and $6.22 million in the third quarter and first nine months of fiscal 2000, respectively. These sales were mainly to Europe in the first nine months of fiscal 2001 and mainly to Europe and Mexico in the first nine months of fiscal 2000.

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

Revenues for the third quarters of fiscal 2001 and fiscal 2000 were low due to the absence of revenue from large scale orders, as well as the unpredictable ordering cycles inherent in drug development projects. The decrease in revenues for the first nine months of fiscal 2001 from the first nine months of fiscal 2000 reflected the absence of revenue from large scale orders, as well as the unpredictable ordering cycles inherent in drug development projects. The Company expects the level of revenues during the final quarter of fiscal 2001 to be similar to the last two quarters - resulting in the Company's results for the final quarter of fiscal 2001 hovering at or below the breakeven level and a net loss for fiscal year 2001.

Looking ahead to fiscal 2002, the Company recently secured a $1.67 million firm order for supply of Peptide Building
Blocks (PBBs) during the first half of fiscal 2002 to support production of launch volumes of a drug in late-stage clinical trials. Pending favorable review of clinical data, Synthetech's customer has indicated that it will place additional orders for these PBBs of around $2.5 million during fiscal 2002. This could amount to a $4 million plus order for the PBBs during the next fiscal year. The Company also continues to be a supplier of PBBs for several other pharmaceutical development projects advancing through clinical trials and these projects could have substantial future business potential. There are, however, many factors affecting the success of all drug projects and Synthetech's involvement. (See "Industry Factors" below.)

The Company's strong balance sheet has allowed it to weather the current level of business without hindering long-term strategic direction. Synthetech continues to invest in the necessary organizational resources. The Company recently added Dr. Michael Cannarsa to the management team as the Company's Director of Business Development. Dr. Cannarsa will reinforce and expand the Company's efforts in sales and marketing, and explore suitable opportunities for complementary product lines and technology licensing. With a doctoral degree in Organic Chemistry from Cornell University and a distinguished career spanning 15 years including positions with Arco Chemical, Technology Catalysts International and PPG-Sipsy, Dr. Cannarsa brings to Synthetech a strong technology background, coupled with extensive commercial development experience in pharmaceutical intermediates and chiral fine chemicals. He is based strategically in the Philadelphia area in close proximity to the large pharmaceutical customer base in the northeastern United States and with easy access to European customers. The Company also continues to invest in necessary infrastructure improvements. (See "Liquidity and Capital Resources" below.)


Gross Profit (Loss)
-------------------
Cost of sales for the third quarter of fiscal 2001 was $1.76 million, resulting in a gross loss of $344,000. Cost of sales for the third quarter of fiscal 2001 included a $165,000 write-off of expenses associated with initial off-specification batches of a new project. Also, cost of sales includes all labor, facility and similar expenses incurred by the Company's manufacturing department during the period-not just those expenses directly allocated to manufacturing the Company's products sold during the period-and the plant expansion has caused these to be higher in the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000. By comparison, a similar level of revenue for the third quarter of fiscal 2000 created a gross profit of $135,000 for that quarter.

Gross  profit  for  the  first nine months  of  fiscal  2001 decreased to $207,000 from $3.51 million for that same period of fiscal 2000. As a percentage of sales, gross profit decreased to 4% in the first nine months of fiscal
2001  from  37%  of revenues for the same period  of  fiscal
2000.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

The negative gross profit margin for the third quarter of fiscal 2001 and lower gross profit margin for the first nine months of fiscal 2001 as compared to the gross profit margins for the third quarter and first nine months in fiscal 2000 primarily reflected the downward pressure caused by a lower level of revenues, the write-off discussed above and the increased manufacturing overhead costs associated with the second phase expansion of the new plant.

Operating Expenses
------------------
Research and development (R&D) expenses were $84,000 and $310,000 in the third quarter and the first nine months of fiscal 2001, respectively, compared to $87,000 and $335,000 in the third quarter and the first nine months of fiscal 2000, respectively. As a percentage of sales, R&D expenses in the third quarter of fiscal 2001 and the third quarter of fiscal 2000 were both 6% and were 6% in the first nine months of fiscal 2001 as compared to 4% in the first nine months of fiscal 2000. During the nine month period the fluctuations of R&D expenses principally reflected slight variations in employee head count and, to a lesser extent, the absence or presence of one-time costs associated with employee hiring.

Selling, general and administrative (SG&A) expenses increased to $313,000 and $992,000 in the third quarter and the first nine months of fiscal 2001, respectively, from $291,000 and $923,000 in the third quarter and the first nine months of fiscal 2000, respectively. As a percentage of sales, SG&A expenses increased to 22% in the third quarter of fiscal 2001 as compared to 19% in the third quarter of fiscal 2000, and increased to 19% in the first nine months of fiscal 2001 as compared to 10% in the same period of fiscal 2000. The increase as a percentage of sales in the third quarter and first nine months of fiscal 2001 as compared to the third quarter and first nine months of fiscal 2000 was primarily attributable to lower revenues.


Operating Income (Loss)
-----------------------
The Company had an operating loss of $741,000 in the third quarter of fiscal 2001 compared to an operating loss of $243,000 in the same period last year. For the first nine months of fiscal 2001 operating loss was $1.10 million compared with operating income of $2.25 million in the first nine months of fiscal 2000.


Other Income, net
-----------------
Other income, net in the third quarter and first nine months of fiscal 2001 was $108,000 and $216,000, respectively, compared to $99,000 and $275,000, respectively, for the third quarter and first nine months of fiscal 2000. Other income, net in the third quarter of fiscal 2001 and fiscal 2000 primarily reflected interest earnings. Other income, net in first nine months of fiscal 2001 included $323,000 in interest earnings partially offset by a $107,000 equipment write down. Other income, net in the first nine months of fiscal 2000 primarily reflected interest earnings.

Item  2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations (continued)

Interest Expense
----------------
Interest expense in the third quarter and first nine months of fiscal 2001 were $7,000 and $13,000, respectively, and were $4,000 and $11,000, respectively, in the third quarter and first nine months of fiscal 2000.


Net Income (Loss)
-----------------
For the third quarter of fiscal 2001, the Company incurred a loss before income taxes of $640,000. In light of this loss, the Company received an income tax benefit of $243,000 for that quarter. This resulted in a net loss of $397,000 for that period. For the first nine months of fiscal 2001, the Company incurred a loss before income taxes of $892,000. In light of this loss, the Company received an income tax benefit of $339,000 for that period. This resulted in a net loss of $553,000 for the first nine months of fiscal 2001.

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

The  three  stages of the drug development process  include:
R&D or discovery stage, clinical trial stage and marketed drug stage. Synthetech's customers can spend years researching and developing new drugs, taking only a small percentage to clinical trials and fewer yet to commercial market. A substantial amount of the activity continues to occur at the earlier stages of research and development and clinical trials. The market for peptide and peptidomimetic small molecule drugs is still developing.

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

The  size  of  the  PBB  orders for marketed  drugs  can  be substantially larger than those for the discovery or clinical trial stages. Sales of PBBs for marketed drugs can also provide an opportunity for continuing longer-term sales. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs, however, remains subject to many uncertainties, including, without limitation, the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes which do not include the Company's PBBs as an intermediate. Finally, with the longer-term, larger-scale orders, the Company expects increased competition to supply these PBBs.

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
           Condition and Results of Operations (continued)


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had working capital of $12.56 million compared to $12.30 million at March 31, 2000. The Company's cash and cash equivalents at December 31, 2000 totaled $5.92 million. The Company does not invest in derivative securities. In addition, the Company had a $1 million unsecured bank line of credit of which there was no amount outstanding at December 31, 2000.

The decrease in accounts receivable to $1.11 million at December 31, 2000 from $2.43 million at March 31, 2000 reflected the lower level of shipments during the third quarter of fiscal 2001. The increase in income tax receivable to $920,000 at December 31, 2000 from $137,000 at March 31, 2000 reflected the tax benefit for the first nine months of fiscal 2001. The increase in inventory to $4.66 million at December 31, 2000 from $4.11 million at March 31, 2000 reflected an increase in work in process and finished goods, a majority of which was for products being manufactured and stocked in anticipation of future orders, offset somewhat by a reduction in the level of raw materials held in inventory. The decrease in accounts payable to $399,000 at December 31, 2000 from $547,000 at March 31,
2000 primarily reflected the reduction of expenditure commitments related to the second phase of the plant expansion. The decrease in deferred revenue to $44,000 at December 31, 2000 from $544,000 at March 31, 2000 resulted from the recognition of revenue associated with a $500,000 customer advance payment.

The Company had approximately $1.17 million of capital expenditures during the first nine months of fiscal 2001 which included $483,000 for equipment and equipment upgrades in the existing plant, $386,000 for the second-phase of the new plant expansion, $255,000 for the R&D lab remodel including design work, and $44,000 for preliminary design work relating to wastewater treatment capabilities. The Company anticipates total fiscal 2001 capital expenditures for the existing plant to be $700,000, the completion of the second-phase of the new plant expansion to be $386,000, the R&D lab remodel to be $1.2 million, and for the wastewater treatment system to be $250,000. The total investment in upgrades to the R&D lab is estimated to be $1.3 million. The completion of the R&D lab remodel is scheduled for April of 2001. The total investment in the on-site wastewater treatment system is estimated to be $1.46 million and the project is to be completed in September of 2001. The Company expects to finance all capital expenditures from internal cash flow and does not anticipate the need for any new debt or equity financing.

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



                                        SYNTHETECH, INC.
                                         (Registrant)

Date:    February 13, 2001          /s/ M.Sreenivasan
                                        M. Sreenivasan
                                        President & C.E.O.



Date:    February 13, 2001         /s/ Charles B. Williams
                                       Charles B. Williams
                                       Vice   President, Finance
                                       and Administration, C.F.O.,
                                       Chief Accounting Officer