Form 10-K
period 2001-03-31
SYNTHETECH INC
filed 2001-06-11
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

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

Common Stock, $.001 Par Value

(Title of class)

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of May 25, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $22.9 million based upon $2.19 per share. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of the shares of the Company's Common Stock outstanding on May 25, 2001 was 14,279,641.

< Page> i

Table of Contents
		Page
PART I
Item 1 -	Business	1
Item 2 -	Properties	9
Item 3 -	Legal Proceedings	9
Item 4 -	Submission of Matters To a Vote of Security Holders	10
PART II
Item 5 -	Market for Registrant's Common Stock and Related Shareholder Matters	10
Item 6 -	Selected Financial Data	11
Item 7 -	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12
Item 7A-	Quantitative and Qualitative Disclosure About Market Risk	19
Item 8 -	Financial Statements and Supplementary Data	20
Item 9 -	Changes In and Disagreements With Accountants on Accounting
	and Financial Disclosure	37
PART III
Item 10-	Directors and Executive Officers of the Registrant	38
Item 11-	Executive Compensation	40
Item 12-	Security Ownership of Certain Beneficial Owners and Management	46
Item 13-	Certain Relationships and Related Transactions	47
PART IV
Item 14-	Exhibits, Financial Statement Schedules and Reports on Form 8-K	48
Signatures		51


PART I

ITEM 1. BUSINESS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements and as a result of the factors set forth in "Factors Affecting Future Results" and elsewhere in this Report.

GENERAL

Synthetech, Inc., an Oregon corporation (the "Company" or "Synthetech"), produces chemically modified naturally occurring and synthetic amino acids which it refers to as "Peptide Building Blocks" ("PBBs"). These PBBs are purchased by major pharmaceutical companies, emerging biopharmaceutical companies and contract drug synthesis companies as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs. Using organic chemistry and biocatalysis techniques, the Company has the expertise and capacity to produce PBBs on a full cycle "grams to tons" production basis for use in all stages of drug development from initial discovery through approved, marketed drugs. Synthetech's PBBs are used in peptide, peptidomimetic small molecule and other drugs under development and on the market for the treatment of AIDS, cancer, cardiovascular and other diseases.

The Company also is manufacturing PBBs for use in a cosmeceutical, a cosmetic product which makes no therapeutic claims but being intended for human use is regulated by the FDA for human safety.

MARKET OVERVIEW

The demand for PBBs is driven by the market for the peptide, peptidomimetic small molecule and other drugs in which they are incorporated. Peptide drugs are chains of generally 3 to 50 amino acids and retain their peptide structure after completion of drug manufacturing. Since naturally occurring peptides in the human body regulate many of its complex biochemical systems, researchers have been investigating peptide drug candidates to determine their ability to regulate these systems to either promote health or hinder disease. With structures and characteristics similar to the body's own peptides and enzymes, peptide drugs generally are quite potent. Peptide drugs also tend to be administered through intravenous or other non-oral delivery paths. During clinical trials, PBB orders for these candidates are typically multi-kilogram ("multi-kilo") in size. At the marketed drug stage, orders for PBBs for these drugs can reach the tens of kilograms ("kilos") to hundreds of kilos size.

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


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

The Company is also producing PBBs for a cosmeceutical and similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product's "time to market" is reduced. Cosmeceutical products make no therapeutic claims and, accordingly, the more extensive and time consuming clinical trials to establish efficacy are not required.

(See also "Industry Factors" set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

STRATEGY

Synthetech's strategy is to emphasize a commitment to its customers from the early phases of discovery through clinical development in order to develop larger orders as the products receive regulatory approval.

PRODUCT OVERVIEW

Peptide Building Blocks. PBBs are amino acids which have been chemically modified through organic chemistry and biocatalysis techniques to enable them to link with other amino acids or chemicals in a particular defined sequence. These PBBs are used as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs, and for the cosmeceutical product. The amino acids which are transformed into PBBs may be either natural amino acids (that is, amino acids which occur in nature, including their chiral or "mirror image" form) or synthetic amino acids (that is, amino acids which have a side chain that does not occur in nature). Synthetech refers to the synthetic amino acids as "Specialty Amino Acids."

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

At March 31, 2001, the dollar amount of backlog orders was $3.89 million, all of which the Company expects to ship during fiscal 2002. At March 31, 2000, the dollar amount of backlog orders was $2.42 million.

In January 1990, the Company entered into supply and technology agreements with Biomeasure Incorporated, a Boston area biotechnology company and a subsidiary of Groupe Pharmaceutique Beaufour-Ipsen of France with several


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

CUSTOMERS

Although the Company has several hundred customers in more than 25 countries, the Company expects that a few customers will continue to account for a significant portion of revenues each year. During fiscal 2001, the top 20 customers represented nearly 90% of the Company's revenues. Of these twenty customers, 11 were major pharmaceutical companies, 3 were emerging biopharmaceutical and cosmeceutical companies, 5 were contract drug synthesis companies, and 1 was a catalog sales company. The Company had two customers each accounting for over 10% of fiscal 2001 revenue, Searle Pharmaceutical, a division of Monsanto Corporation, which has since been merged into Pharmacia Corporation, and Procyte, Inc., which individually accounted for approximately 32%, and 12%, respectively, of the Company's fiscal 2001 revenues.

For the fiscal years ended March 31, 2001, 2000 and 1999, sales to international customers were $1.66 million, $6.39 million, and $6.45 million, respectively, accounting for approximately 23%, 53%, and 28%, of the Company's total revenues. These sales were principally to Europe for fiscal 2001 and fiscal 1999, and to Europe and Mexico for fiscal 2000. See Note J to Financial Statements.

COMPETITION

Because peptide and peptidomimetic small molecule drugs are relatively new, the market in the past for PBBs has been quite small - with sales typically in the hundreds of kilos or smaller size. As a result, the PBB market has not attracted a significant amount of direct competition. As the market continues to grow with larger order sizes becoming more prevalent, the Company has begun to see more competition.


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

RESEARCH AND DEVELOPMENT

The Company's Research and Development Group is composed of five degreed chemists, of which two have advanced degrees in chemistry. The Company's research and development efforts focus on process development to support the Company's PBB product lines. In addition, the Group explores alternative scaleable routes for PBB production, especially for its Specialty Amino Acids. The Company intends to expand its research staff in the near future in order to place renewed emphasis on developing novel technologies to match identifiable market trends and business opportunities.

During the fiscal years ended March 31, 2001, 2000 and 1999, the Company's research and development expenses were $458,000, $436,000, and $338,000, respectively. These figures, however, do not completely reflect the Company's research and development activity since substantial process development efforts have been associated with initial orders for new products and, accordingly, have been expensed as cost of sales associated with the product revenue rather than as a research and development expense. The Company estimates that its combined research and development effort (including effort directly associated with the sale of product) was approximately $515,000, $522,000, and $450,000 during the fiscal years ended March  31, 2001, 2000 and 1999, respectively.

EMPLOYEES

As of May 25, 2001, the Company employed 55 individuals.

REGULATORY MATTERS

As the Company's products are intermediates sold to drug manufacturers, the Company has been generally unaffected by FDA regulation which is directed at the drug manufacturers. Similiar factors apply to the Company's sale of PBBs for the cosmeceutical. The Company's customers do, however, typically conduct periodic reviews and audits of the Company's operations, including its inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. As some customers have begun to request the Company to manufacture and supply PBBs with additional processing, the Company expects these programs will often include more extensive documentation.


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

In fiscal 2001, the Company undertook capital expenditures relating to regulatory matters aggregating $405,000 primarily associated with the waste water treatment facility project. The Company is anticipating capital expenditures relating to regulatory matters of $1.1 million primarily for completion of the waste water treatment facility in fiscal 2002.

The Company maintains property damage insurance, liability insurance, environmental risk insurance, and product liability insurance.

PRODUCT LIABILITY

Use of the Company's products in pharmaceuticals and cosmeceutials and the subsequent testing, marketing and sale of such products involves an inherent risk of product liability. There can be no assurance that claims for product liability will not be asserted against the Company or that the Company would be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company maintains product liability insurance with a $1 million limit. Also, the Company maintains an umbrella liability insurance policy with an additional $9 million of coverage.

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


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

Uncertain Market for Products; Customer Concentration; and Potential Quarterly Revenue Fluctuations. Historically, the Company has experienced from time to time substantial period-to-period revenue fluctuations reflecting the industry environment in which the Company has operated. The market for PBBs is driven by the market for the synthetically manufactured peptide, peptidomimetic small molecule and other drugs, and cosmecuticals into which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of peptide, peptidomimetic small molecule and other drug development, which drugs get selected for clinical trials, which drugs are approved by the Food and Drug Administration ("FDA"), and, even if approved, the ultimate potential of such drugs. Recurring sales of PBBs for discovery or clinical trial stage development programs is sporadic at best. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Accordingly, the level of purchasing by the Company's customers for specific drug development programs varies substantially from year to year and the Company cannot rely on any one customer as a constant source of revenue.

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

The Company faces similar challenges in any sales for the cosmeceutical market.

Production Factors. Synthetech has a full cycle "grams to tons" production capability and has made over 400 products. With over 14 years of experience, Synthetech has developed extensive peptide and peptidomimetic small molecule process technology. Nevertheless, initial batches of new products and scaling up production of existing products may result in significantly lower than expected yields or may require substantial rework to meet the required specification.


Industry Cost Factors. The market for PBBs used by pharmaceutical companies is dependent on the market for pharmaceutical products. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government controls. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. Peptide and peptidomimetic small molecule drugs may not be considered cost effective, and reimbursement may not be available or sufficient to allow these drugs to be sold on a profitable basis. In addition, as cost pressures in the pharmaceutical industry have tightened, the cancellation rate for drug development programs has increased. Industry cost pressures can also cause pharmaceutical companies to investigate alternative drug manufacturing processes which may not include PBBs.

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


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

Product Liability. Use of the Company's products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of such products involves an inherent risk of product liability. Claims for product liability could be asserted against the Company and the Company may not be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company has purchased product liability insurance with a limit of $1 million. Also, the Company maintains an umbrella liability insurance policy with an additional $9 million of coverage.

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

Key Personnel. The Company's success depends largely on the continued contributions of Sreeni Sreenivasan, the President and CEO, Charlie Williams, the Chief Financial Officer, and other key employees. The Company does not have key-man life insurance on any of these employees. If one or more of these key employees were to resign, the loss of personnel could result in delays to production, loss of sales, and diversion of management resources. Synthetech's success also depends on its ability to attract and retain qualified, experienced employees. There is substantial competition for experienced technical, sales and marketing personnel in the industry. If Synthetech is unable to retain its existing personnel, or attract and retain additional qualified personnel, it may from time to time experience inadequate levels of staffing which could have a material adverse effect on the Company. The Company's growth could be limited due to its lack of capacity


to produce and market products to customers or it could experience deterioration in service or decreased customer satisfaction.

Risks of International Business. Sales to customers outside the United States accounted for approximately 23% of the Company's net sales during the fiscal year ended March 31, 2001. The Company expects that international sales will continue to account for a significant percentage of net sales. The Company's business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets. In addition, the Company's sale of its products is subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports into other countries in which the Company's products may be sold. The Company is also subject to similar risks with respect to the importation of raw materials from foreign countries.

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


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


	Fiscal Year Ended March 31,
	2001		2000
	High	Low	High	Low
First Quarter	$4.31	$2.88	$6.41	$4.00
Second Quarter	3.72	2.13	6.38	4.25
Third Quarter	3.44	1.50	4.63	3.25
Fourth Quarter	3.06	1.88	6.88	3.44

___________________________



No dividends on the Company's Common Stock have been paid since inception and the Company does not anticipate that dividends will be paid in the foreseeable future. The number of record holders of Common Stock as of May 25, 2001 was 562.


ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data were derived from the Company's financial statements audited by Arthur Andersen LLP. The following data should be read in conjunction with "Item 8. Financial Statements And Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


	Year Ended March 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues	$ 7,359	$ 12,132	$ 23,133	$ 8,321	$ 12,797

Gross Profit	71	4,196	10,150	3,001	7,694
Operating Income (Loss)	(1,751)	2,544	8,341	1,611	6,248

Net Income (Loss)	$ (841)	$ 1,942	$ 5,418	$ 1,221	$ 4,112

Basic Earnings (Loss) Per Share	$ (0.06)	$ 0.14	$ 0.38	$ 0.09	$ 0.30
Diluted Earnings (Loss) Per Share	$ (0.06)	$ 0.14	$ 0.38	$ 0.09	$ 0.29

	March 31,
	2001	2000	1999	1998	1997
	(in thousands)
BALANCE SHEET DATA:
Cash and Cash Equivalents	$ 5,389	$ 6,404	$ 7,470	$ 4,976	$ 6,740
Working Capital	11,574	12,300	12,110	8,237	9,242

Total Assetseet	25,995	26,917	26,230	19,364	17,323
Long-Term Debt	117	135	152	166	180
Retained Earnings	15,450	16,291	14,349	8,931	7,710
Shareholders' Equity	$ 24,250	$ 25,058	$ 23,027	$ 17,306	$ 15,797




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Synthetech has a full cycle "grams to tons" production capability to produce synthetically manufactured amino acid derivatives, small peptides, and similar intermediates (referred to as "Peptide Building Blocks" or "PBBs"). This full cycle PBB production capability reinforces Synthetech's long-term growth strategy emphasizing a commitment to its customers from the early phases of research and discovery through regulatory trials and culminating in marketed product.

The Company's fiscal 2001 results can be attributable in large measure to the lack of large-scale orders and a higher breakeven point resulting from increased expenses associated with its plant build out. Despite the loss for fiscal 2001, the Company did generate $1.5 million of cash from fiscal 2001 operations after the non-cash depreciation and amortization expenses are taken into account. This cash flow together with its financial reserves enabled Synthetech to continue significant investments in facilities and organizational infrastructure. The Company is completing a $1.2 million R&D lab remodel (see "Liquidity and Capital Resources" below) and has recently hired Dr. Michael Cannarsa as the Company's Director of Business Development to reinforce and expand the Company's efforts in sales and marketing (see "Marketing" set forth in Item 1, Business).

Looking ahead to fiscal 2002, the Company has two large-scale orders in process. One is a continuation of an $1.7 million order received in the third quarter of fiscal 2001. Synthetech expects to ship the balance ($1.1 million) of this PBB for use in a cosmeceutical during the first half of fiscal 2002, and pending favorable results in the market launch and other factors, Synthetech's customer has indicated that it will place orders for additional production this fiscal year. The Company has also secured a $1.7 million firm PBB order with deliveries during the first half of fiscal 2002 to support production of launch volumes of a drug in late-stage clinical trials. Pending favorable review of clinical data, this customer has also indicated that it will place additional orders for these PBBs during fiscal 2002. These potential additional orders from these customers can amount to over $4 million in revenue during the second half of fiscal 2002. Until the Company obtains a combination of additional orders like these with significant revenue opportunities, Synthetech, however, expects that its financial results will be similar to those in recent previous quarters - a positive cash flow from operations but earnings hovering around breakeven.

Synthetech remains well positioned for growth and active as a supplier of PBBs for several pharmaceutical development projects in clinical trials. Although the progress and timing of these projects remain outside the Company's control, there are a number of different combinations with the potential to generate substantial future revenues. (See "Industry Factors" below.)


OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.


	Percentage of Revenues
	Fiscal Year Ended March 31,
	2001	2000	1999

Revenues	100.0%	100.0%	100.0%
Cost of Revenues	99.0%	65.4%	56.1%
Gross Profit	1.0%	34.6%	43.9%

Research and Development	6.2%	3.6%	1.5%
Selling, general and administrative	18.5%	10.0%	6.4%
Operating Income (Loss)	(23.7%)	21.0%	36.0%

Other Income	5.5%	2.9%	0.9%
Interest Expense	(0.2%)	(0.1%)	(0.1%)
Income (Loss) Before Income Taxes	(18.4%)	23.8%	36.8%

Provision (Benefit) for Income Taxes	(7.0%)	7.8%	13.5%
Net Income (Loss)	(11.4%)	16.0%	23.3%
	=====	=====	=====



Revenues

Synthetech revenues were $7.36 million, $12.13 million, and $23.13 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively, reflecting the unpredictability and potential for significant revenue fluctuations associated with the industry environment in which the Company operates. Revenues decreased 39% in fiscal 2001 as compared to fiscal 2000 and decreased 48% in fiscal 2000 as compared to fiscal 1999. Synthetech's revenue decrease in fiscal 2001 compared to fiscal 2000 and in fiscal 2000 compared to fiscal 1999 were largely due to absence or presence of large-scale orders.

Revenues from large-scale orders were $577,000, $3.2 million and $14.14 million for fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The $577,000 large-scale order revenue in fiscal 2001 was for a PBB to be used in pre-launch and market launch quantities of a cosmeceutical, a product which makes no therapeutic claims but is intended for human use. The Company is continuing to produce PBBs for this cosmeceutical. The $3.2 million large-scale order revenue in fiscal 2000 was attributable to the completion of a large-scale PBB order for a marketed drug initially received in fiscal 1998. This order provided $10.18 million of revenue in fiscal 1999. One other large-scale order for a marketed drug provided $3.96 million of revenue in fiscal 1999.

The Company estimates that in fiscal 2001 approximately 20% of the Company's PBB sales went into marketed drugs and the cosmeceutical, approximately 72% went into drugs in clinical trials and approximately 8% went into drugs at the R&D or discovery stage. In fiscal 2000 and fiscal 1999, the Company estimates that approximately 31% and 63%, respectively, of the Company's PBB sales went into marketed drugs, approximately 65% and 33%, respectively, went into drugs in clinical trials and approximately 4% for each fiscal year went into drugs at the R&D or discovery stage. These estimates are based on an analysis of the Company's sales, publicly available information and information to the extent available from customers.

The level of Synthetech's business from period to period continues to be unpredictable to a large extent. Although PBB sales associated with marketed drugs are more likely to provide a longer term, ongoing revenue stream than sales associated with drugs at the clinical or discovery stages, continuation of customer demand for PBBs associated with marketed drugs remains subject to various market conditions, including, without limitation, potential use of alternative manufacturing routes and continued market demand for the drug and competition from other suppliers of PBBs. For example, the customer to whom the Company shipped $3.2 million for a fiscal 2000 PBB order adopted an alternative lower-cost manufacturing route not using Synthetech's PBB and the Company does not expect any additional orders for this product from this customer. Accordingly, while large-scale orders for marketed drugs can provide significant and predictable revenues for the duration of the orders, there continues to be a significant risk that revenues can fluctuate from period to period.

The level of Synthetech's business from period to period at the clinical and discovery stages remains unpredictable as well. For example, in the third quarter of fiscal 2000 the Company received a $3.6 million order for use in a drug in clinical trials. The customer's inability to source raw materials in a timely manner for the order and a subsequent curtailed and revised scope of this project resulted in only $712,000 of product being shipped during fiscal 2000 and the payment to the Company of a $660,000 idle equipment reservation fee in the fourth quarter of fiscal 2000. Under the revised scope of this project, Synthetech received $2.35 million for this project in fiscal 2001.

With this industry environment, it is difficult to predict with certainty the level of future business. The Company's backlog of PBB orders at March 31, 2001 was $3.89 million compared to a backlog at March 31, 2000 of $2.42 million. This


backlog includes a $1.06 million order for the supply of PBBs to be shipped during the first half of fiscal 2002 to support production for launch volumes of a cosmeceutical. Pending favorable results in the market launch and other factors, Synthetech's customer has indicated that it will place orders for additional production this fiscal year. The backlog also includes a $1.67 million firm order for supply of PBBs during the first half of fiscal 2002 to support production of launch volumes of a drug in late-stage clinical trials. Pending favorable review of clinical data, the customer has indicated that it will place additional orders for these PBBs during fiscal 2002. These potential additional orders from these customers can amount to over $4 million in revenue during the second half of fiscal 2002. Until the Company obtains a combination of additional orders like these with significant revenue opportunities, Synthetech, however, expects that its financial results will be similar to those in recent previous quarters - a positive cash flow from operations but earnings hovering around breakeven.

Synthetech remains well positioned for growth and active as a supplier of PBBs for several pharmaceutical development projects in clinical trials. Although the progress and timing of these projects remain outside the Company's control, there are a number of different combinations with the potential to generate substantial future revenues. (See "Industry Factors" below.)

Gross Profit

Gross profit was $71,000, $4.20 million, and $10.15 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. This reflects a 98.3% decrease in gross profit in fiscal 2001 from fiscal 2000 and a 58.7% decrease in gross profit in fiscal 2000 from fiscal 1999. As a percentage of revenues, gross profit margins were 1.0%, 34.6% and 43.9% in fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

The decrease in the gross profit margins for fiscal 2001 as compared to fiscal 2000 principally reflected the downward pressure caused by a lower level of revenues in fiscal 2001 combined with the increased manufacturing overhead cost associated with the plant expansions. Cost of revenues included $3.60 million, $3.17 million, and $1.39 million in fiscal 2001, fiscal 2000, and fiscal 1999, respectively, of unallocated manufacturing overhead (i.e., cost not directly allocable to production projects). To a lesser extent, the reduced gross profit margin in fiscal 2001 was impacted by lower than expected yields and product rework associated with production scale up of certain existing products and initial production batches of certain new products. (See "Industry Factors" below.) The decrease in the gross profit margins for fiscal 2000 as compared to fiscal 1999 reflected a combination of factors: the downward pressure caused by a lower level of revenues in fiscal 2000 and the increased manufacturing overhead costs associated with the second phase expansion of the new plant in fiscal 2000 being somewhat offset by the positive impact of the idle equipment reservation fee. The Company expects revenues and product mix to continue to fluctuate from period to period and cause variation in gross profit margins.

Operating Expenses

Research and development (R&D) expense increased to $458,000 or 6.2% of sales, in fiscal 2001, from $436,000, or 3.6% of sales, in fiscal 2000. R&D expense was $338,000, or 1.5%, in fiscal 1999. While the R&D expense for fiscal 2001 and fiscal 2000 were similar, the slight increase in fiscal 2001 reflected increased hiring and other expenses substantially offset by a $94,000 reduction in fiscal 2001 R&D employee compensation resulting from the timing of R&D personnel hiring and terminations.


These figures do not completely reflect the Company's research and development activity since substantial process development efforts have been associated with initial orders for new products and, accordingly, have been expensed as cost of sales associated with the product revenue rather than as a research and development expense. The Company estimates that its combined research and development effort (including effort directly associated with the sale of product) was approximately $515,000, $522,000, and $450,000 during the fiscal years ended March 31, 2001, 2000 and 1999, respectively.

Selling, general and administrative (SG&A) expense was $1.36 million, $1.22 million, and $1.47 million in fiscal 2001, fiscal 2000 and fiscal 1999, respectively. The increase in SG&A in fiscal 2001 from fiscal 2000 principally reflected a increase in salary expense in these groups. The decrease in SG&A in fiscal 2000 from fiscal 1999 primarily reflected a reduced bonus pool, reduced compensation expenses related to the granting of a non-qualified stock option, and payments made pursuant to a termination of employment in fiscal 1999. SG&A as a percentage of sales was 18.5%, 10.0%, and 6.4% for fiscal 2001, fiscal 2000 and fiscal 1999, respectively.

Operating Income (Loss)

The Company had an operating loss of $1.75 million in fiscal 2001 compared with operating income of $2.54 million and $8.34 million in fiscal 2000 and 1999, respectively. In fiscal 2001, Company-wide labor costs decreased to $2.31 million from $2.36 million in fiscal 2000, principally reflecting the absence of an employee bonus pool. In fiscal 2000, Company-wide labor costs (including the employee bonus pool) decreased to $2.36 million from $2.48 million in fiscal 1999. While the salary component of labor costs in fiscal 2000 increased, it was more than offset by the significant reduction of the bonus pool for fiscal 2000 as compared to fiscal 1999. As a percentage of revenues, operating income was 21.0% and 36.0% in fiscal 2000 and 1999, respectively.

Other Income, net

The $408,000 other income, net in fiscal 2001 included $410,000 in interest earnings less miscellaneous expenses. The $361,000 other income, net in fiscal 2000 resulted primarily from $364,000 of interest earnings less miscellaneous expenses of $3,000. The $215,000 net other income in fiscal 1999 resulted primarily from $275,000 of interest earnings less miscellaneous expenses of $60,000.

 Interest Expense

Interest expense, primarily from a note payable, was $13,000 in fiscal 2001 compared to $14,000 in fiscal 2000 and $17,000 in fiscal 1999.

 Net Income (Loss)

In fiscal 2001, the Company had a $1.36 million loss before income taxes. In light of this loss, the Company received an income tax benefit of $515,000, resulting in a net loss of $841,000 for fiscal 2001. In fiscal 2000, the Company earned $2.89 million before income taxes. A provision for income taxes of $949,000 resulted in net income of $1.94 million. In fiscal 1999, the Company earned $8.54 million before income taxes. A provision for income taxes of $3.12 million resulted in net income of $5.42 million. The effective tax rates for the Company were 38.0%, 32.8% and 36.5% in fiscal


2001, 2000 and 1999, respectively. The increase in the effective tax rate for fiscal 2001 from fiscal 2000 reflects a lower proportion of export sales in fiscal 2001 and the associated reduction in foreign sales corporation tax benefit. The decrease in the effective tax rate for fiscal 2000 from fiscal 1999 reflects a relatively high proportion of export sales in fiscal 2000 and the associated foreign sales corporation tax benefit.

INDUSTRY FACTORS

Market Factors

The Company manufactures PBBs for use in synthetically manufactured peptide, peptidomimetic small molecule and other drugs. The market for PBBs is driven by the market for the drugs and in which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of these drug development efforts, which drugs get selected for clinical trials, which drugs are approved by the FDA or, even if approved, the ultimate market potential of the drugs. The Company also manufactures PBBs for use in a cosmeceutical, and faces similar factors.

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

The size of the PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of PBBs for marketed drugs can also provide an opportunity for continuing longer-term sales. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs, however, remains subject to many uncertainties, including, without limitation, the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes which may not include the Company's PBBs as an intermediate. Finally, with the longer-term, larger-scale orders, the Company expects increased competition to supply these PBBs.

Similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product's "time to market" is reduced. Cosmeceutical products make no therapeutic claims and, accordingly, the more extensive and time consuming clinical trials to establish efficacy are not required.

These industry factors create an inability for the Company to predict future demand beyond its current order base. Until the Company develops a stable baseload of demand, the Company is likely to continue to experience significant fluctuations in its quarterly results.


Production factors

Synthetech has a full cycle "grams to tons" production capability and has made over 400 products. With over 14 years of experience, Synthetech has developed extensive PBB process technology and is recognized as one of the leaders in this area. Nevertheless, initial batches of new products and scaling up production processes of existing products may result in significantly lower than expected yields, extended processing time and may require substantial rework to meet the required specification.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had working capital of $11.57 million compared to $12.30 million at March 31, 2000. The Company's cash and cash equivalents at March 31, 2001 totaled $5.39 million compared to $6.40 million at March 31, 2000. This $1.01 million reduction in cash and cash equivalents principally reflected $2.54 million of capital expenditures partially offset by $1.54 million received from operating activities during fiscal 2001. The Company does not invest in derivative securities. In addition, the Company had a $1 million unsecured bank line of credit of which there was no amount outstanding at March 31, 2001. The decrease in accounts receivable to $1.17 million at March 31, 2001 from $2.43 million at March 31, 2000 primarily reflected differences in the timing of shipments between the periods. The increase in income tax receivable to $924,000 at March 31, 2001 from $137,000 at March 31, 2000 reflected the tax benefit for fiscal 2001. The increase in inventory to $4.51 million at March 31, 2001 from $4.11 million at March 31, 2000 reflected an increase in work in process and finished goods, a majority of which was for products being manufactured and stocked in anticipation of future orders, offset somewhat by a reduction in the level of raw materials held in inventory. The increase in accounts payable to $781,000 at March 31, 2001 from $547,000 at March 31, 2000 primarily reflected a general timing difference in payable commitments between the two periods. The decrease in deferred revenue to $17,000 at March 31, 2001 from $544,000 at March 31, 2000 resulted primarily from the recognition of revenue associated with $544,000 of customer advance payments.

The Company completed a major $1.19 million R&D lab remodel in May 2001. The Company's state of the art 3,000 square foot facility includes 12 chemical fume hoods, HVAC units and a HEPA filtered clean packaging room. There is also room for future expansion of an additional 4 fume hoods. Previously in fiscal 2000 the $6.53 million second phase expansion in its new plant was primarily complete and operational except for some finishing expenditures in fiscal 2001. The second-phase expansion outfitted additional bays of the new plant with four additional multipurpose reactor systems and constructing additional warehouse, bulk storage and related facilities. The Company had approximately $2.54 million of capital expenditures during fiscal 2001 which included $638,000 for equipment and equipment upgrades in the existing plant, $443,000 for the second-phase of the new plant expansion, $1.08 million for the R&D lab remodel including design work, and $378,000 for preliminary design work and purchases relating to wastewater treatment system. The Company anticipates total fiscal 2002 capital expenditures for the existing plant to be $750,000, completion of the R&D lab remodel to be $109,000, and for the wastewater treatment system to be $1.08 million. The total investment in the on-site wastewater treatment system is estimated to be $1.46 million and the project is scheduled to be completed in September of 2001. The Company, however, has not finalized its capital expenditure budget for fiscal 2002 and will be also reviewing other possible projects. The Company expects to finance all capital expenditures from internal cash flow and financial resources and does not anticipate the need for any new debt or equity financing.


The Company owns its facility and all of its equipment. See Note D to Financial Statements for a description of the Company's property, plant and equipment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required under this item.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index	Page
Report of Independent Public Accountants for the years ended March 31, 2001, 2000 and 1999	21
Financial Statements:
Balance Sheets as of March 31, 2001 and 2000	22
Statements of Operations for the years ended March 31, 2001, 2000 and 1999	24
Statements of Shareholders' Equity for the years ended March 31, 2001, 2000 and 1999	25
Statements of Cash Flows for the years ended March 31, 2001, 2000, and 1999	26
Notes to Financial Statements:
Note A - General and Business	27
Note B - Summary of Significant Accounting Policies	27
Note C - Inventories	30
Note D - Property, Plant and Equipment	30
Note E - Income Taxes	31
Note F - Line of Credit	31
Note G - Long Term Obligations	32
Note H - Shareholders' Equity	32
Note I - 401(k) Profit Sharing Plan	36
Note J - Segment Information	36
Supplementary Financial Data	37



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Synthetech, Inc.:

We have audited the accompanying balance sheets of Synthetech, Inc. (an Oregon corporation) as of March 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Portland, Oregon,

May 15, 2001



SYNTHETECH, INC.

BALANCE SHEETS
-------------------------

	March 31,	March 31,
	2001	2000
-----------	-----------	-----------
ASSETS
-----------
CURRENT ASSETS:
Cash and cash equivalents	$ 5,389,000	$ 6,404,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,171,000	2,433,000
Income tax receivable	924,000	137,000
Inventories	4,513,000	4,112,000
Prepaid expenses	404,000	285,000
Deferred income taxes	146,000	140,000
Other current assets	-	31,000
	---------------	---------------
TOTAL CURRENT ASSETS	12,547,000	13,542,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net	13,448,000	13,375,000

	---------------	---------------
TOTAL ASSETS	$ 25,995,000	$ 26,917,000
	==========	==========
The accompanying notes are an integral part of these financial statements.




BALANCE SHEETS
-------------------------
(continued)

	March 31,	March 31,
	2001	2000
-----------------------------------------------------------	-----------	----------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------
CURRENT LIABILITIES:
Current portion of long term obligations	$ 46,000	$ 17,000
Accounts payable	781,000	547,000
Accrued compensation	118,000	109,000
Deferred revenue	17,000	544,000
Other accrued liabilities	11,000	25,000
	--------------	--------------
TOTAL CURRENT LIABILITIES	973,000	1,242,000

DEFERRED INCOME TAXES	655,000	482,000

LONG TERM OBLIGATIONS, net of current portion	117,000	135,000

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,280,000 and 14,277,000 shares	14,000	14,000
Paid-in capital	8,858,000	8,793,000
Deferred compensation	(72,000)	(40,000)
Retained earnings	15,450,000	16,291,000
	--------------	--------------
TOTAL SHAREHOLDERS' EQUITY	24,250,000	25,058,000
	--------------	--------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 25,995,000	$ 26,917,000
	=========	=========

The accompanying notes are an integral part of these financial statements.




SYNTHETECH, INC.

STATEMENTS OF OPERATIONS
--------------------------------------------

For The Year Ended March 31,	2001	2000	1999
--------------------------------	----------	----------	----------

REVENUES	$ 7,359,000	$ 12,132,000	$ 23,133,000
COST OF REVENUES	7,288,000	7,936,000	12,983,000
	--------------	--------------	--------------
GROSS PROFIT	71,000	4,196,000	10,150,000
	--------------	--------------	--------------
Research and development	458,000	436,000	338,000
Selling, general and administrative	1,364,000	1,216,000	1,471,000
	--------------	--------------	--------------
OPERATING EXPENSE	1,822,000	1,652,000	1,809,000
	--------------	--------------	--------------
OPERATING INCOME (LOSS)	(1,751,000)	2,544,000	8,341,000

OTHER INCOME, net	408,000	361,000	215,000
INTEREST EXPENSE	(13,000)	(14,000)	(17,000)
	--------------	--------------	--------------
INCOME (LOSS) BEFORE INCOME TAXES	(1,356,000)	2,891,000	8,539,000

PROVISION (BENEFIT) FOR INCOME TAXES	(515,000)	949,000	3,121,000
	--------------	--------------	--------------
NET INCOME (LOSS)	$ (841,000)	$ 1,942,000	$ 5,418,000
	=========	=========	=========

BASIC EARNINGS (LOSS) PER SHARE	$ (0.06)	$ 0.14	$ 0.38
	======	=====	=====

DILUTED EARNINGS (LOSS) PER SHARE	$ (0.06)	$ 0.14	$ 0.38
	======	=====	=====
The accompanying notes are an integral part of these financial statements.




SYNTHETECH, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------

				DEFERRED
	COMMON STOCK		PAID-IN	COMPENSA-	RETAINED
	SHARES	AMOUNT	CAPITAL	TION	EARNINGS	TOTAL
BALANCE, March 31, 1998	14,143,000	$ 14,000	$ 8,467,000	$ (106,000)	$ 8,931,000	$ 17,306,000
Net income	-	-	-	-	5,418,000	5,418,000
Issuance of stock for the exercise of
stock options	109,000	-	36,000	-	-	36,000
Issuance of below-market stock options	-	-	90,000	(90,000)	-	-
Amortization of deferred compensation	-	-	-	120,000	-	120,000
Income tax benefit of disqualifying dispositions	-	-	83,000	-	-	83,000
Income tax benefit of non-qualified option
exercises	-	-	64,000	-	-	64,000
	----------------	----------------	-----------------	------------------	-------------------	-----------------
BALANCE, March 31, 1999	14,252,000	14,000	8,740,000	(76,000)	14,349,000	23,027,000
Net income	-	-	-	-	1,942,000	1,942,000
Issuance of stock for the exercise of
stock options	25,000	-	15,000	-	-	15,000
Issuance of below-market stock options	-	-	10,000	(10,000)	-	-
Amortization of deferred compensation	-	-	-	46,000	-	46,000
Income tax benefit of disqualifying dispositions	-	-	7,000	-	-	7,000
Income tax benefit of non-qualified option
exercises	-	-	21,000	-	-	21,000
	----------------	----------------	------------------	------------------	------------------	-----------------
BALANCE, March 31, 2000	14,277,000	14,000	8,793,000	(40,000)	16,291,000	25,058,000
Net loss	-	-	-	-	(841,000)	(841,000)
Issuance of stock for the exercise of
stock options	3,000	-	1,000	-	-	1,000
Issuance of below-market stock options	-	-	61,000	(61,000)	-	-
Amortization of deferred compensation	-	-	-	29,000	-	29,000
Income tax benefit of non-qualified option
exercises	-	-	3,000	-	-	3,000
	----------------	----------------	-----------------	-----------------	-----------------	----------------
BALANCE, March 31, 2001	14,280,000	$ 14,000	$ 8,858,000	$ (72,000)	$ 15,450,000	$ 24,250,000
	========	=========	=========	==========	===========	==========
The accompanying notes are an integral part of these financial statements.




SYNTHETECH, INC.

STATEMENTS OF CASH FLOWS
---------------------------------------------
--------------------------------------
For The Year Ended March 31,	2001	2000	1999
--------------------------------------	----------	----------	----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (841,000)	$ 1,942,000	$ 5,418,000
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation, amortization and other	2,463,000	1,936,000	1,351,000
Loss on equipment impairment	34,000	-	-
Amortization of deferred compensation	29,000	46,000	120,000
Income tax benefits from non-qualified stock option exercises
and disqualifying dispositions	3,000	28,000	147,000
(Benefit) provision for deferred income taxes	167,000	(21,000)	224,000
(Increase) decrease in assets:
Accounts receivable, net	1,262,000	981,000	(1,944,000)
Inventories	(401,000)	(753,000)	(175,000)
Prepaid expenses	(119,000)	(1,000)	(88,000)
Income tax receivable	(787,000)	(137,000)	-
Other current assets	31,000	(26,000)	19,000
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	229,000	(1,815,000)	1,074,000
Deferred revenue	(527,000)	500,000	(203,000)
	--------------	--------------	--------------
Net cash provided by operating activities	1,543,000	2,680,000	5,943,000
	--------------	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases, net	(2,539,000)	(3,746,000)	(3,472,000)
	--------------	--------------	--------------
Net cash used by investing activities	(2,539,000)	(3,746,000)	(3,472,000)
	--------------	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt obligations	(20,000)	(15,000)	(13,000)
Proceeds from stock option exercises	1,000	15,000	36,000
	--------------	--------------	--------------
Net cash provided by financing activities	(19,000)	-	23,000
	--------------	--------------	--------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,015,000)	(1,066,000)	2,494,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	6,404,000	7,470,000	4,976,000
	--------------	--------------	--------------
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 5,389,000	$ 6,404,000	$ 7,470,000
	========	========	========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock options at below fair value	$ 61,000	$ 10,000	$ 90,000
Mature shares exchanged for the exercise of stock options	-	$ 94,000	$ 401,000
Equipment purchased with capital lease	$ 31,000	-	-

The accompanying notes are an integral part of these financial statements.



SYNTHETECH, INC.

NOTES TO FINANCIAL STATEMENTS
NOTE A.	GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, specializes in developing and producing Peptide Building Blocks (PBBs), which are chemically modified forms of natural amino acids and synthetic non-natural amino acids (Specialty Amino Acids) using a combination of organic chemistry and biocatalysis. The Company's PBBs are used predominately by pharmaceutical companies to make a wide range of peptide-based drugs under development and on the market for the treatment of AIDS, cancer, cardiovascular and other diseases. The Company has established a worldwide reputation in a unique product and technology area as a leading supplier for all phases of the drug development cycle from discovery through market launch.

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

Revenue Recognition: Sales of products are recognized when products are delivered and title and risk of loss have been passed to the customer. The Company has not experienced any significant history of sales returns and thus, no reserve for sales returns has been provided.


NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk: Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of accounts receivable. At March 31, 2001, two customers had accounts receivable balances of 37% and 15% of total accounts receivable. At March 31, 2000, two customers had accounts receivable balances of 68% and 15% of total accounts receivable.

Research and Development Costs: Research and development costs are generally expensed as incurred.

Earnings Per Share: Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. The following is a reconciliation of the shares used to calculate basic earnings per share and diluted earnings per share:


	2001	2000	1999
Weighted average shares outstanding for
basic EPS	14,277,767	14,256,761	14,200,399

Dilutive effect of common stock options issuable under treasury stock method	-	37,938	57,708

Weighted average common and common equivalent shares outstanding for diluted EPS	14,277,767	14,294,699	14,258,107
	========	========	========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	2001	2000	1999
Common stock options outstanding	748,600	514,300	523,800




NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Supplemental cash flow disclosures are as follows:

  Cash Paid During The Year For:


	2001	2000	1999
Income Taxes, net of refunds	$ 101,000	$1,640,000	$2,702,000
Interest	$ 13,000	$ 14,000	$ 17,000



Segment Reporting: The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" for the year ended March 31, 1999. Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in one segment.

New Accounting Pronouncement: In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS 137. The Company does not currently have any derivative instruments and, accordingly, does not expect the adoption of these standards in fiscal 2002 to have an impact on its financial position or results of operations.

Reclassification: Certain reclassifications were made to prior year amounts to conform with the current year presentation.


NOTE C.	INVENTORIES

The major components of inventories are as follows:


	March 31,
	2001	2000
Finished products	$ 2,140,000	$ 1,666,000
Work-in-process	1,255,000	943,000
Raw materials	1,118,000	1,503,000
	$ 4,513,000	$ 4,112,000



NOTE D.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


	March 31,
	2001	2000
Land	$ 91,000	$ 91,000
Buildings	5,442,000	5,139,000
Machinery and equipment	12,716,000	10,767,000
Laboratory equipment	518,000	469,000
Furniture and fixtures	334,000	290,000
Vehicles	125,000	132,000
Construction in progress	2,063,000	1,887,000
	21,289,000	18,775,000
Less:
Accumulated depreciation	7,841,000	5,400,000
	$ 13,448,000	$ 13,375,000




NOTE E.	INCOME TAXES

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

The provision (benefit) for income taxes in fiscal 2001, fiscal 2000 and fiscal 1999 included a deferred tax (benefit) provision of $167,000, ($21,000), and $224,000, respectively.

Total deferred tax assets and liabilities at March 31, 2001 were $146,000 and $655,000, respectively. Total deferred tax assets and liabilities at March 31, 2000, were $140,000 and $482,000, respectively. Individually significant differences included book/tax depreciation differences which were recorded as a deferred tax liability of $655,000 and $482,000 at March 31, 2001 and March 31, 2000, respectively.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:


	2001	2000	1999
Statutory federal tax rate	34.0%	34.0%	34.0%
State taxes	4.4	4.4	4.4
Foreign sales corporation benefit	-	(5.7)	(0.6)
Other	(0.4)	0.1	(1.3)
Effective tax rate	38.0%	32.8%	36.5%
	=====	=====	=====



NOTE F.	LINE OF CREDIT

The Company has a line of credit available with a bank in the amount of $1 million with an applicable interest rate equal to the bank's prime lending rate, which was 8.0% at March 31, 2001. There were no amounts outstanding under this loan during 2001 or at the end of the fiscal year. This line of credit is renewable on September 1, 2001.


NOTE G.	LONG TERM OBLIGATIONS

In 1997, the Company entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with the Company's plant expansion. The note bears interest of 9.0% and is due in monthly installments of $2,459 through February 2007. The note is secured by the Company's property, plant and equipment. The remaining balance of the note payable was $135,000 and $152,000 as of March 31, 2001 and 2000, respectively.

In 2001, the Company purchased equipment of $31,000 with a capital lease. At March 31, 2001, the remaining lease obligation was $28,000. Subsequent to March 31, 2001, the Company paid off the lease obligation in its entirety.

NOTE H.	SHAREHOLDERS' EQUITY

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

Under the Amended and Restated 1990 Stock Option Plan 1,600,000 shares were authorized for issuance. A total of 1,491,160 options were granted under this plan. A total of 1,436,050 options have been exercised and 55,110 options have been cancelled as of March 31, 2001 under the plan since its inception. The options granted under this plan vest over a two year period from the beginning of the fiscal year in which the options are granted and a maximum term of 5 years.


NOTE H.	SHAREHOLDERS' EQUITY (CONTINUED)

The 1995 Incentive Compensation Plan authorized 750,000 shares of the Company's stock to be issued plus 152,000 shares carried over from the 1990 plan. This plan is the successor to the Amended and Restated 1990 Stock Option Plan. No further grants will be made under the 1990 plan. A total of 1,111,900 options have been granted under this plan. A total of 23,500 options have been exercised and 410,300 options have been cancelled as of March 31, 2001 under the plan since its inception. The options granted under this plan generally vest 50% after 1 year and 100% after 2 years from the beginning of the fiscal year in which the options are granted. However, to a lesser extent, some options vest from 50% after one year of employment and 100% after 2 years of employment, and some options vest in less than a year and others up to five years. Options granted under this plan have a maximum term of 10 years. The 1995 Incentive Compensation Plan was amended in November 1996 to permit granting of non-qualified options to directors who are not employees of the Company.

 The 2000 Stock Incentive Plan authorized 500,000 shares of the Company's stock to be issued plus an aggregate maximum of 893,450 from prior plans. This plan is the successor to the Amended and Restated 1995 Incentive Compensation Plan. No further grants will be made under the 1995 plan. A total of 80,500 options have been granted under the 2000 plan. No options have been exercised and 10,000 options have been cancelled as of March 31, 2001 under the 2000 plan since its inception. The options granted under this plan generally vest 25% each year and are 100% vested after 4 years from the beginning of the fiscal year in which the options are granted. However, to a lesser extent, some options vest from 25% after each year of employment and 100% after 4 years of employment, some vest over two years, and some options vest over five years. Options granted under this plan have a maximum term of 10 years.

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


NOTE H.	SHAREHOLDERS' EQUITY (CONTINUED)

The Company has elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 2001, fiscal 2000 and fiscal 1999 using the Black-Scholes option-pricing model as prescribed by SFAS 123, using the following weighted average assumptions for grants in fiscal 2001, fiscal 2000 and fiscal 1999:


Fiscal Year	2001	2000	1999
Risk-free interest rate	5.57%	5.50%	5.50%
Expected dividend yield	0%	0%	0%
Expected life	4.83years	3.84 years	3.81 years
Expected volatility	54%	55%	55%



The total value of options granted during fiscal 2001, fiscal 2000 and fiscal 1999 would be amortized on a pro forma basis over the vesting period of the options. If the Company had accounted for these options in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have decreased or increased as reflected in the following pro forma amounts:


	Year ended March 31,
	2001	2000	1999
Net income (loss):
As reported	$ (841,000)	$ 1,942,000	$ 5,418,000
Pro forma	$(1,159,000)	$ 1,453,000	$ 4,761,000
Basic earnings (loss) per share:
As reported	$(0.06)	$0.14	$0.38
Pro forma	$(0.08)	$0.10	$0.33
Diluted earnings (loss) per share:
As reported	$(0.06)	$0.14	$0.38
Pro forma	$(0.08)	$0.10	$0.33



Using the Black-Scholes methodology, the total value of options granted during fiscal 2001, fiscal 2000 and fiscal 1999 was $374,000, $299,000, and $743,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during fiscal 2001, fiscal 2000 and fiscal 1999 was $1.76, $2.18, and $3.05, respectively.


NOTE H.	SHAREHOLDERS' EQUITY (CONTINUED)

Activity under the Amended and Restated 1990 Stock Option Plan, 1995 Incentive Compensation Plan and 2000 Stock Incentive Plan over the last three fiscal years is summarized as follows:

Year ended March 31,
	2001		2000		1999
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Options outstanding at beginning of year	732,800	$6.15	659,513	$6.26	749,400	$5.85
Granted	209,400	$2.84	137,000	$4.32	244,000	$5.64
Exercised	(3,000)	$0.51	(41,713)	$2.60	(173,887)	$2.52
Cancelled	(190,600)	$5.80	(22,000)	$5.03	(160,000)	$7.45
Options outstanding at end of year	748,600	$6.02	732,800	$6.15	659,513	$6.26
	======	====	======	====	=======	====
Exercisable at end of year	498,050	$6.31	488,300	$6.67	346,113	$6.40

Weighted average fair value of options
granted at market value		$1.69		$2.13		$2.84
		=====		=====		=====
Weighted average fair value of options
granted at below market value		$2.17		$3.18		$5.45
		=====		=====		=====



NOTE H.	SHAREHOLDERS' EQUITY (CONTINUED)

The following table sets forth the exercise price range, number of shares outstanding at March 31, 2001, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:

	Options Outstanding			Options Exercisable
		Wtd. Avg.
Exercise	Outstanding	Remaining
Price	Shares	Contractual	Wtd. Avg.	Exercisable	Wtd. Avg.
Range	at 3/31/01	Life (Years)	Exercise Price	Options	Exercise Price
$0.30-$1.08	55,500	9.19	$0.64	16,500	$0.93
$1.72-$1.81	50,000	5.58	$1.81	50,000	$1.81
$2.22-$4.56	249,200	8.80	$3.88	49,650	$4.50
$6.25-$8.50	393,900	6.08	$7.36	381,900	$7.36




NOTE I.	401(k) PROFIT SHARING PLAN

The Company established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 15% of compensation and includes a Company matching contribution. The Company's matching contribution is $.50, $.75 and $1.00 for each $1.00 contributed up to 10% of compensation corresponding to length of service with the Company. The Company contribution becomes fully vested for each employee after 5 years of employment. The Company matching contribution for fiscal years 2001, 2000 and 1999 was $91,000, $73,000, and $77,000, respectively.

NOTE J.	SEGMENT INFORMATION

Long lived assets, other than in the United States, are not material.

Significant Customers: During fiscal year 2001, two customers accounted for approximately 32% and 12% of revenues. During fiscal year 2000, three customers accounted for approximately 29%, 19% and 14% of revenues. During fiscal year 1999, two customers accounted for 44% and 20% of revenues.

The following table reflects sales and percent of total sales by geographic area for the year ended March 31,


	2001		2000		1999
United States	$ 5,697,000	77.5%	$ 5,738,000	47.3%	$16,680,000	72.1%
Europe	1,531,000	20.8	4,807,000	39.6	5,688,000	24.6
Mexico	-	-	1,522,000	12.6	552,000	2.4
Japan	126,000	1.7	53,000	0.5	198,000	0.9
Other	5,000	-	12,000	-	15,000	-
Total	$ 7,359,000 ========	100% ====	$ 12,132,000 =========	100% ====	$ 23,133,000 =========	100% ====



Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page 20 of this document. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2001 is as follows:

	Year Ended March 31, 2001
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter (1)	Quarter	Quarter	Quarter

Revenue	$2,698	$1,082	$1,413	$2,166
Gross profit (loss)	961	(410)	(344)	(136)
Operating income (loss)	475	(863)	(741)	(622)
Net income (loss)	354	(465)	(397)	(333)
Basic and diluted earnings (loss) per share	$0.02	($0.03)	($0.03)	($0.02)

	Year Ended March 31, 2000
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenue	$4,636	$3,370	$1,503	$2,623
Gross profit	2,007	1,365	135	689
Operating income (loss)	1,537	955	(243)	295
Net income (loss)	1,005	645	(92)	384
Basic and diluted earnings (loss) per share	$0.07	$0.05	($0.01)	$0.03


(1) Restated to reflect the reversal of a $73,000 equipment write down incorrectly reported in the first quarter of fiscal 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers, key employees and board members of the Company:


Name	Age	Position
M. ("Sreeni") Sreenivasan	52	President, Chief Executive Officer and member of the Board of Directors
Charles B. Williams	54	Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer, and and member of the Board of Directors
Michael J. Cannarsa	44	Director of Business Development
Joel D. Melka	46	Director of Manufacturing
Paul C. Ahrens	49	Chairman of the Board of Directors
Howard L. Farkas	77	Member of the Board of Directors
Edward M. Giles	65	Member of the Board of Directors
Page E. Golsan, III	63	Member of the Board of Directors


____________

The following is a brief account of the business experience of each executive officer, key employee and board members of the Company.

M. "Sreeni" Sreenivasan. Mr. Sreenivasan has served as President and Chief Executive Officer since 1995 and as Chief Operating Officer from 1990 through 1995. Mr. Sreenivasan has also served as a board member since 1995. From 1988 to 1990 he was Executive Vice President and General Manager and from 1987 to 1988 he was Director of Manufacturing. Previously, he worked for Ruetgers-Nease Chemical Co. (bulk pharmaceuticals and other fine chemicals) for 13 years in various technical and manufacturing management capacities, including 7 years as Plant Manager of their Augusta, Georgia plant. Mr. Sreenivasan received his M.S. in Chemical Engineering from Bucknell University and his M.B.A. from Penn State University.

Charles B. Williams. Mr. Williams has served as Vice President of Finance and Administration and Treasurer since 1990. In 1995, he also became Chief Financial Officer and Secretary. Mr. Williams has also served as a board member since 1997. Mr. Williams is responsible for accounting, administration, finance, personnel and information systems. From 1988 to 1990 Mr. Williams served as the Controller. Prior thereto, he was Controller for White's Electronics, Inc. of Sweet Home, Oregon for 5 years. From 1976 to 1983 he held several accounting and financial positions with Teledyne Wah Chang, a metals producer in Albany, Oregon. Mr. Williams earned his B.S. in Economics and M.B.A. from Oregon State University.

Michael J. Cannarsa. Dr. Cannarsa joined the Company as Director of Business Development in January 2001. From 1999 to 2000 he worked at Symyx Technologies (combinatorial chemistry) as Vice President of Fine Chemicals Business


Development. From 1997 to 1999 he worked at PPG-Sipsy (custom chemical manufacturing) as Commercial Development Manager. Prior to 1997 he spent 2 years at Technology Catalysts International, a chemistry consulting firm, and previous to that he spent 12 years with ARCO Chemical Company. Dr. Cannarsa received his B.S. in Chemistry from Georgetown University and his Ph.D. in Organic Chemistry from Cornell University.

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

Paul C. Ahrens. Mr. Ahrens has been a board member of the Company since its inception in 1981 and became Chairman of the Board in 1995. Since 1996 he has been the founder and President of Groovie Moovies, Ltd., a film production company. Mr. Ahrens, a founder of the Company, served as President and Chief Executive Officer of Synthetech from 1989 through March 1995. From 1981 through 1989 he was the Vice President of Technology. From 1979 to 1980 Mr. Ahrens served as Vice President of Engineering of Colorado Organic Chemical Company, an organic chemical manufacturing company located in Commerce City, Colorado. Prior thereto, Mr. Ahrens spent five years with Allied Chemical and CIBA-Geigy in various engineering and research capacities. Mr. Ahrens holds B.S. and M.S. degrees in Chemical Engineering from M.I.T.

Howard L. Farkas. Mr. Farkas has served as a board member since 1985. Since 1981 he has been President of Farkas Group, Inc., a business management company, and since 1992 he has been President of Windsor Gardens Realty, Inc., which is engaged in residential real estate brokerage. Mr. Farkas serves as Chairman of the Board of Logic Devices, Inc., Sunnyvale, California (semiconductor chip manufacturing). He serves as Secretary and board member of Acquisition Industries, Inc., (acquisition and merger firm). He has been a board member of Union Bank & Trust in Denver, Colorado since 1963. Though not in public or private practice, he has been a certified public accountant since 1951. Mr. Farkas received a B.S. (B.A.) from the University of Denver.

Edward M. Giles. Mr. Giles has served as a board member since 1997. Since 1989 he has served as Chairman of The Vertical Group, Inc., a venture capital investment firm. He was also President of The Vertical Group from 1989 to 1998. Mr. Giles was previously President of F. Eberstadt & Co., Inc., a securities firm, and Vice Chairman of Peter B. Cannell & Co., Inc., an investment management firm. He is currently a board member of McWhorter Technologies, Inc. (chemical company) and Ventana Medical Systems, Inc. (medical diagnostic company). Mr. Giles received a B.S. in Chemical Engineering from Princeton University and an M.S. in Industrial Management from the Massachusetts Institute of Technology.

Page E. Golsan, III. Mr. Golsan has served as a board member of the Company since 1991. Since 1986 he has been a principal of P.E. Golsan & Co. (formerly Golsan Management Company), a private capital management firm. From 1990 to 1992, Mr. Golsan was a senior advisor with Bane Barham & Holloway, registered investment advisors under the Investment Advisor Act of 1940. Since 1990 Mr. Golsan has been President and Chief Executive Officer of Bridgetown Capital, Inc., an investment company. From 1987 to 1989 he was the Executive Vice President of Calumet Industries, Inc., Chicago, Illinois (manufacturer and marketer of petro-chemicals and other fine chemicals). Prior to 1987 he was the President and Chief Operating Officer of the K&W Products Division (specialty chemical manufacturing) of Berkshire


Hathaway, Inc. Mr. Golsan holds an M.A. in Finance from Claremont Graduate School of Business and a Doctorate in Pharmacy and a B.A. in Chemistry and Zoology, both from the University of Southern California.

Schedule 16(a) Beneficial Ownership Reporting Compliance

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended March 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Report of the Compensation Committee. The Compensation Committee sets, reviews and administers the executive compensation program of the Company and is comprised of the individuals noted below, each of whom are non-employee directors of the Company. The role of the Compensation Committee is to establish and approve salaries and other compensation paid to the executive officers of the Company and to administer the Company's stock option plan, in which capacity the Compensation Committee reviews and approves stock option grants to all employees.

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


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

Other elements of executive compensation are participation in a Company-wide life insurance, long-term disability insurance, medical benefits and ability to defer compensation pursuant to a 401(k) plan. Matching Company contributions to the 401(k) plan of up to 10% of eligible base pay were made in fiscal 2001.

As a result of the decline in revenues and profits in fiscal 2001, the Compensation Committee did not grant bonuses to Mr. Sreenivasan, the CEO, or any of the other executive officer. Mr. Sreenivasan did receive a $15,000 payment in fiscal 2001 in connection with a one-time bonus granted in fiscal 1999. Consistent with its policy to create longer-term incentives, the Compensation Committee granted stock options in fiscal 2001 to the executive officers, including a 11,500 share option to Mr. Sreenivasan.

Paul C. Ahrens

Edward M. Giles

Page E. Golsan III

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Compensation Committee Interlocks and Insider Participation. The members of the Compensation Committee are Paul C. Ahrens, Edward M. Giles and Page E. Golsan III. Mr. Ahrens is formerly an officer of the Company.


Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning compensation paid by the Company to the Company's Chief Executive Officer, Chief Financial Officer and one other key employee of the Company (the "Named Persons") whose salary and bonus exceeded $100,000 during the last fiscal year for the fiscal years ended March 31, 2001, 2000 and 1999:


Summary Compensation Table
	Annual Compensation			Long-Term Compensation	All Other Compensation ($)(2)
Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Options (#)
M. ("Sreeni") Sreenivasan President & Chief Executive Officer	2001 2000 1999	186,000 180,000 165,000	15,000(3) 15,000(3) 71,500(3)	11,500 14,000 24,000	12,800 5,800 11,200
Charles B. Williams Vice President of Finance and Administration & Chief Financial Officer	2001 2000 1999	113,500 110,000 99,000	- - 36,000	11,500 14,000 19,000	10,900 10,000 9,900
Joel D. Melka Director of Manufacturing	2001 2000 1999	103,000 96,000 13,700	- - 4,000	17,000 2,500 10,000	5,100 400 1,700(4)



_______________________

(1)Fiscal year ended March 31.

(2)Unless otherwise footnoted, represents Company contributions to the account of the Named Persons under the Company's 401(k) plan.

(3)In fiscal 1999, Mr. Sreenivasan was granted a special, one-time $45,000 bonus payable over thirty-six months. The bonus figures include a $7,500 payment in fiscal 1999 and a $15,000 payment in fiscal 2001 and 2000. See "Report of the Compensation Committee" above.

(4)Moving expenses included in taxable income.


Stock Option Grants in Last Fiscal Year

The following table provides information, with respect to the Named Persons, concerning the grant of stock options during fiscal year 2001.


Stock Options Grants in the Last Fiscal Year(1)
	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation (Through Expiration Date)
Name	Options Granted (# of Shares)	% of Total Options(2)	Exercise Price ($/Sh)(3)	Expiration Date	5% per year(4)	10% per year(4)
M. ("Sreeni") Sreenivasan	11,500	5.5%	$3.69	May 2010	$26,450	$67,850
Charles B. Williams	11,500	5.5%	$3.69	May 2010	$26,450	$67,850
Joel D. Melka	17,000	8.1%	$3.69	May 2010	$39,100	$100,300



_______________________

(1)The Company has not granted any stock appreciation rights (SARs).

(2)Based on an aggregate of 209,400 options being granted to all employees during the fiscal year ended March 31, 2001.

(3)These options were granted under the Company's 1995 Incentive Compensation Plan in May 2000. Each option has an exercise price equal to the fair market value of the Company's Common Stock as of the date of the grant. These grants vest annually over a two-year period ending April 2002 for each individual.

(4)The 5% and 10% assumed rates of appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future prices for its Common Stock.


Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Stock Option Values

The following table provides information, with respect to the Named Persons, concerning the options granted to them during the last fiscal year and the options held by them at March 31, 2001.


Option Exercises in Last Fiscal Year and Fiscal Year End Stock Option Values
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
M. ("Sreeni") Sreenivasan	0	$ 0	106,000	18,500	$0	$0
Charles B. Williams	0	$ 0	78,000	18,500	$0	$0
Joel D. Melka	0	$ 0	11,250	18,250	$10,500	$0



_______________________

(1)Represents the difference between the exercise price of the options with exercise prices below $2.13 and the $2.13 closing price of the Company's Common Stock on March 31, 2001.

Comparison of Total Cumulative Shareholder Equity

The following graph provides a comparison of the five year cumulative total stockholder return on (i) the Company's Common Stock, (ii) the Nasdaq Stock Market Index (U.S.), and (iii) the S&P Specialty Chemicals Index. The graph assumes that $100 was invested on March 31, 1996 in the Company Common Stock, the Nasdaq Stock Market Index (U.S.), and the S&P Specialty Chemicals Index, and that all dividends were reinvested. Historic stock price performance is not necessarily indicative of future stock price performance.

Edgar Representation of Data Points Used in Printed Graphic


	Synthetech, Inc.	Nasdaq Stock Market Index (U.S.)	S&P Specialty Chemicals Index
1996	$ 100.00	$ 100.00	$ 100.00
1997	127.08	111.15	89.89
1998	103.13	168.47	113.89
1999	72.92	227.62	95.96
2000	69.80	423.37	92.85
2001	35.42	169.46	93.79

All data points are at March 31.




Employment Agreements

In July, 1997, the Company entered into Employment Agreements with Messrs. Sreenivasan, and Williams (collectively, "Executives" and individually, "Executive"). In addition to providing for an annual base salary, the Agreements have certain noncompetition and nonsolicitation provisions. Pursuant to the Agreements, the Company will pay the Executives certain payments after termination of employment for any reason other than death. Specifically, the Company will pay an amount equal to the base salary earned by the Executive during the twelve month period immediately preceding the date of termination plus an additional amount for one year of health insurance coverage. The Company has certain rights to extend the agreements and payments under the Agreement for a total of 24 months after termination of an Executive's employment. In the event the Executive should die during the payment period, the Company's payment obligation immediately terminates.

Directors' Compensation

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

 Since fiscal 1998, the Company has provided directors who are not employees of the Company a fee of $1,000 per meeting, up to a maximum of $4,000 per year. The Company also established a policy to grant all new directors who are not employees a one-time nonqualified stock option for 10,000 shares which vests immediately. Thus, new directors who are not employees of the Company will receive this 10,000 share option in addition to the ongoing 15,000 share option described above. Like the 15,000 share option, the exercise price of the options will be set at the fair market value of the Common Stock on the date of grant.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of Common Stock and percentage of outstanding shares of Common Stock of the Company owned as of April 1, 2001, by persons who hold of record or are known to beneficially own 5% or more of the outstanding common stock of the Company, each nominee and director of the Company, the Named Persons and all officers, key employees and directors as a group.


Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Paul C. Ahrens 1290 Industrial Way Albany, OR	1,275,491	8.9%
M. ("Sreeni") Sreenivasan	640,768(1)	4.5%(2)
Howard L. Farkas	112,000(3)	*
Edward M. Giles	280,000(4)	2.0%(2)
Page E. Golsan, III	54,000(5)	*
Charles B. Williams	290,870(6)	2.0%(2)
Joel D. Melka	21,000(7)	*
Brown Capital Management 809 Cathedral Street Baltimore, MD 21201	1,550,700(8)	10.9%
All Officers, Key Employees and Directors as a Group (8 persons)	2,674,129(9)	18.2%(2)


______________________

*less than 1%.

(1)Includes 118,750 shares of common stock which Mr. Sreenivasan has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 5,750 shares of common stock issuable pursuant to stock options held by Mr. Sreenivasan which are not exercisable now or within sixty (60) days.

(2)The denominator used in calculating the percentage is equal to the number of shares outstanding plus the number of shares the beneficial owner (or group of beneficial owners) has a right to acquire immediately or within sixty days pursuant to warrants or options.

(3)Includes 62,000 shares of common stock which Mr. Farkas has the right to acquire immediately or within sixty (60) days pursuant to stock options. Mr. Farkas disclaims ownership over 50,000 shares of common stock held in his name which have been pledged as


security for a loan and over which Mr. Farkas has no voting control. Excludes 3,000 shares of common stock issuable pursuant to stock options held by Mr. Farkas which are not exercisable now or within sixty (60) days.

(4)Includes 19,000 shares of common stock which Mr. Giles has the right to acquire immediately or within sixty (60) days pursuant to stock options. Excludes 6,000 shares of common stock issuable pursuant to stock options held by Mr. Giles which are not exercisable now or within sixty (60) days. Also includes 60,000 shares of common stock held by two individuals who have granted to Mr. Giles the investment powers associated with these shares. Mr. Giles disclaims beneficial ownership over these 60,000 shares.

(5)Includes 12,000 shares of common stock which Mr. Golsan has the right to acquire immediately or within sixty (60) days pursuant to stock options. Excludes 3,000 shares of common stock issuable pursuant to stock options held by Mr. Golsan which are not exercisable now or within sixty (60) days.

(6)Includes 90,750 shares of common stock which Mr. Williams has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 5,750 shares of common stock issuable pursuant to stock options held by Mr. Williams which are not exercisable now or within sixty (60) days.

(7)Includes 21,000 shares of common stock which Mr. Melka has the right to acquire immediately or within sixty (60) days pursuant to employee stock options. Excludes 8,500 shares of common stock issuable pursuant to stock options held by Mr. Melka which are not exercisable now or within sixty (60) days.

(8)Based on Schedule 13(g) filings, pursuant to which Brown Capital Management disclosed controlling 1,550,700 shares of common stock with sole dispositive power. Of these shares, Brown Capital Management further disclosed that it had sole voting power over 1,452,400 shares of common stock.

(9) See footnotes 1, 3, 4, 5, 6 and 7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The information required by this item is included under Item 8 of this Report.

(a)(3) EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K:

3(i)1 Articles of Incorporation of Synthetech, Inc., as amended.

3(ii) 6 Bylaws of Synthetech, Inc., as amended.

47 Synthetech, Inc. and American Securities Transfer and Trust, Inc. Rights Agent, Rights Agreement dated July 23, 1998.

10.12,3 Supply Agreement dated January 3, 1989 between Synthetech, Inc. and Biomeasure, Incorporated.

10.22,3 License Agreement dated January 3, 1989 between Synthetech, Inc. and Biomeasure, Incorporated.

10.34 Synthetech, Inc. 1990 Stock Option Plan.

10.45 Amendment No. 1 to Stock and Warrant Purchase Agreement between the Company and JB dated as of March 26, 1996.

10.56 1995 Incentive Compensation Plan, as amended.

10.68 Promissory Note dated August 26, 1998 from Synthetech, Inc. to United States National Bank of Oregon.

10.78 Letter Agreement dated August 26, 1998 between Synthetech, Inc. and United States National Bank of Oregon.

10.86 Nonqualified Stock Option dated as of November 7, 1996 to purchase 50,000 shares of Common Stock issued to Howard L. Farkas.

10.96 Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Howard L. Farkas.


10.106 Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Page E. Golsan III.

10.116 Form of contract entered into by each of Mr. Philip L. Knutson, Mr. M. Sreenivasan and Mr. Charles B. Williams dated July 18, 1997.

10.128 Bonus for M. Sreenivasan granted October 1, 1998.

10.138 Contract entered into by Synthetech, Inc. and R.L. Reimers Company dated December 1, 1998.

10.149 Form of Purchase Order and Schedule of Vendors and Purchase Order terms.

1.159 Contracts entered into between Synthetech, Inc. and Olsson Industrial Electric, Inc. October 13, 1998 and March 5, 1999.

10.16 Promissory Note dated as of October 12, 2000 between Synthetech, Inc. and United States National Bank of Oregon.

10.17 Form of Purchase Order and Schedule of Purchase Orders, Oregon Industrial Contractors, Inc., fiscal 2001.

10.18 Contract entered into by Synthetech, Inc. and R.L. Reimers Company dated October 23, 2000 and schedule of Purchase Orders relating to the contract.

23 Consent of Arthur Andersen LLP.

__________________________

 Management contract or compensatory plan.

1 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

2 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

3 Confidential treatment of certain portions of this document was granted by the Commission on January 10, 1990 (File No. 33-27566).

4 Incorporated by reference to Exhibit A to the definitive copy of registrant's Proxy Statement (dated October 23, 1990) for the 1990 Annual Meeting of Shareholders.

5 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

6 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.


7Incorporated by reference to the exhibits filed with registrant's Current Report on Form 8-K for July 24, 1998.

8Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

9Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

(b) Reports on Form 8-K

None.

(c) See (a) (3) above.

(d) See (a) (1) and (2) above.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 8, 2001	SYNTHETECH, INC. (Registrant) By /s/ M. ("Sreeni") Sreenivasan M. ("Sreeni") Sreenivasan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ M. ("Sreeni") Sreenivasan M. ("Sreeni") Sreenivasan	President, Chief Executive Officer (Principal Executive Officer) and Board Member	June 8, 2001
/s/ Charles B. Williams Charles B. Williams	Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer), and Board Member	June 8, 2001
/s/ Paul C. Ahrens Paul C. Ahrens	Chairman of the Board of Directors	June 8, 2001
/s/ Howard L. Farkas Howard L. Farkas	Member of the Board of Directors	June 8, 2001
/s/ Edward M. Giles Edward M. Giles	Member of the Board of Directors	June 8, 2001
/s/ Page E. Golsan III Page E. Golsan, III	Member of the Board of Directors	June 8, 2001



INDEX TO EXHIBITS

Sequential Page No.

3(i)1 Articles of Incorporation of Synthetech, Inc., as amended

3(ii)6 Bylaws of Synthetech, Inc., as amended

47 Synthetech, Inc. and American Securities Transfer and Trust, Inc.

Rights Agent, Rights Agreement dated July 23, 1998.

10.12,3 Supply Agreement dated January 3, 1989 between Synthetech, Inc. and Biomeasure, Incorporated.

10.22,3 License Agreement dated January 3, 1989 between Synthetech, Inc. and Biomeasure, Incorporated.

10.34 Synthetech, Inc. 1990 Stock Option Plan.

10.45 Amendment No. 1 to Stock and Warrant Purchase Agreement between the Company and JB dated as of March 26, 1996.

10.56 1995 Incentive Compensation Plan, as amended.

10.68 Promissory Note dated August 26, 1998 from Synthetech, Inc. to United States National Bank of Oregon.

10.78 Letter Agreement dated August 26, 1998 between Synthetech, Inc. and United States National Bank of Oregon.

10.86 Nonqualified Stock Option dated as of November 7, 1996 to purchase 50,000 shares of Common Stock issued to Howard L. Farkas.

10.96 Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Howard L. Farkas.

10.106 Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Page E. Golsan III.

10.116 Form of contract entered into by each of Mr. Philip L. Knutson, Mr. M. Sreenivasan and Mr. Charles B. Williams dated July 18, 1997.

10.128 Bonus for M. Sreenivasan granted October 1, 1998.

10.138 Contract entered into by Synthetech, Inc. and R.L. Reimers Company dated December 1, 1998.

10.149 Form of Purchase Order and Schedule of Vendors and Purchase Order terms.

10.159 Contracts entered into between Synthetech, Inc. and Olsson Industrial Electric, Inc. October 13, 1998 and March 5, 1999.

10.16 Promissory Note dated as of October 12, 2000 between Synthetech, Inc. and United States National Bank of Oregon.

10.17 Form of Purchase Order and Schedule of Purchase Orders, Oregon Industrial Contractors, Inc., fiscal 2001.

10.18 Contract entered into by Synthetech, Inc. and R.L. Reimers Company dated October 23, 2000 and schedule of Purchase Orders relating to the contract.

23 Consent of Arthur Andersen LLP.

__________________________

 Management contract or compensatory plan.

1 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

2 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1990.

3 Confidential treatment of certain portions of this document was granted by the Commission on January 10, 1990 (File No. 33-27566).

4 Incorporated by reference to Exhibit A to the definitive copy of registrant's Proxy Statement (dated October 23, 1990) for the 1990 Annual Meeting of Shareholders.

5 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

6 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

7 Incorporated by reference to the exhibits filed with registrant's Current Report on Form 8-K for July 24, 1998.

8 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

9 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000.