Form 10-Q
period 2001-06-30
SYNTHETECH INC
filed 2001-08-13
CIK 749290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes X No_____

The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 10, 2001 was 14,279,641.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

BALANCE SHEETS
--------------------------
	(unaudited)
	June 30,	March 31,
	2001	2001
-----------------------------------------	---------	------------

ASSETS
-----------

CURRENT ASSETS:
Cash and cash equivalents	$ 3,846,000	$ 5,389,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,754,000	1,171,000
Income tax receivable	1,126,000	924,000
Inventories	4,636,000	4,513,000
Prepaid expenses	317,000	404,000
Deferred income taxes	146,000	146,000
Other current assets	1,000	-
	---------------	---------------
TOTAL CURRENT ASSETS	11,826,000	12,547,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net	13,535,000	13,448,000
	---------------	---------------
TOTAL ASSETS	$ 25,361,000	$ 25,995,000
	==========	===========

The accompanying notes are an integral part of these financial statements.



SYNTHETECH, INC.

BALANCE SHEETS
-------------------------
(continued)
	(unaudited)
	June 30,	March 31,
	2001	2001
---------------------------------------------------------------	-----------	-----------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------

CURRENT LIABILITIES:
Current portion of long term obligations	$ 19,000	$ 46,000
Accounts payable	486,000	781,000
Accrued compensation	152,000	118,000
Deferred revenue	-	17,000
Other accrued liabilities	7,000	11,000
	---------------	---------------
TOTAL CURRENT LIABILITIES	664,000	973,000

DEFERRED INCOME TAXES	655,000	655,000

LONG TERM OBLIGATIONS, net of current portion	113,000	117,000

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,280,000 and 14,277,000 shares	14,000	14,000
Paid-in capital	8,858,000	8,858,000
Deferred compensation	(66,000)	(72,000)
Retained earnings	15,123,000	15,450,000
	---------------	---------------
TOTAL SHAREHOLDERS' EQUITY	23,929,000	24,250,000
	---------------	---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 25,361,000	$ 25,995,000
	==========	==========


The accompanying notes are an integral part of these financial statements.



SYNTHETECH, INC.

STATEMENTS OF OPERATIONS
--------------------------------------
(unaudited)
For The Three Month Period Ended June 30,	2001	2000 (1)
-------------------------------------------------------	---------	---------

REVENUES	$ 2,322,000	$ 2,698,000
COST OF SALES	2,310,000	1,737,000
	----------------	----------------
GROSS PROFIT	12,000	961,000

Research and development	123,000	95,000
Selling, general and administrative	468,000	391,000
	----------------	----------------
OPERATING EXPENSE	591,000	486,000
	----------------	----------------
OPERATING INCOME (LOSS)	(579,000)	475,000

OTHER INCOME, net	55,000	99,000
INTEREST EXPENSE	(4,000)	(3,000)
	----------------	--------------

INCOME (LOSS) BEFORE INCOME TAXES	(528,000)	571,000

PROVISION (BENEFIT) FOR INCOME TAXES	(201,000)	217,000
	----------------	--------------
NET INCOME (LOSS)	$ (327,000)	$ 354,000
	==========	=========

BASIC EARNINGS (LOSS) PER SHARE	$ (0.02)	$ 0.02
	========	=======

DILUTED EARNINGS (LOSS) PER SHARE	$ (0.02)	$ 0.02
	========	=======

(1) Restated to reflect the reversal of a $73,000 equipment write down incorrectly reported in the first quarter of fiscal 2001.

The accompanying notes are an integral part of these financial statements.



SYNTHETECH, INC.

STATEMENTS OF CASH FLOWS
---------------------------------------------
(unaudited)
For The Three Month Period Ended June 30,	2001	2000 (1)
---------------------------------------------------------------	--------	--------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (327,000)	$ 354,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation, amortization and other	709,000	669,000
Amortization of deferred compensation	6,000	5,000

(Increase) decrease in assets:
Accounts receivable, net	(583,000)	633,000
Inventories	(123,000)	-
Prepaid expenses	87,000	5,000
Income tax receivable	(202,000)	135,000
Other assets	(1,000)	23,000

Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(265,000)	(289,000)
Deferred revenue	(17,000)	(250,000)
	---------------	---------------
Net cash provided by (used in) operating activities	(716,000)	1,285,000
	---------------	---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases, net	(796,000)	(322,000)
	---------------	---------------
Net cash used in investing activities	(796,000)	(322,000)
	---------------	---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt obligations	(31,000)	(5,000)
	---------------	---------------
Net cash used in financing activities	(31,000)	(5,000)
	---------------	---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,543,000)	958,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,389,000	6,404,000
	---------------	---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,846,000	$ 7,362,000
	=========	=========
NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value	$ -	$ (9,000)

(1) Restated to reflect the reversal of a $73,000 equipment write down incorrectly reported in the first quarter of fiscal 2001.

The accompanying notes are an integral part of these financial statements.


NOTES TO FINANCIAL STATEMENTS

NOTE A. GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, specializes in developing and producing Peptide Building Blocks (PBBs), which are chemically modified forms of natural amino acids, and synthetic non-natural amino acids (Specialty Amino Acids) using a combination of organic chemistry and biocatalysis. The Company's PBBs are used predominantly by pharmaceutical companies to make a wide range of peptide-based drugs under development and on the market for the treatment of AIDS, cancer, cardiovascular and other diseases. The Company has established a worldwide reputation in a unique product and technology area as a leading supplier for all phases of the drug development cycle from discovery through market launch.

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements are read in conjunction with the financial statements and the notes thereto included in Synthetech's Annual Report on Form 10-K for the year ended March 31, 2001.

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

NOTE B. STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures for the three month period ended June 30:


Cash Paid
	2001	2000
Income Taxes	$ 1,000	$ 54,000
Interest	$ 4,000	$ 3,000


NOTES TO FINANCIAL STATEMENTS (continued)

NOTE C. EARNINGS PER SHARE

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. The following is a reconciliation of the shares used to calculate basic earnings per share and diluted earnings per share:


For The Three Months Ended June 30,	2001	2000
Weighted average shares outstanding for basic EPS	14,279,641	14,276,641
Dilutive effect of common stock options issuable under treasury stock method	-	24,970
Weighted average common and common equivalent shares outstanding for diluted EPS	14,279,641 ========	14,301,611 ========


The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:


For The Three Months Ended June 30,	2001	2000
Common stock options outstanding	746,550	764,875


NOTE D. NEW ACCOUNTING PRONOUNCEMENTS

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS 137. The Company does not currently have any derivative instruments and, accordingly, the adoption of these standards in fiscal 2002 did not have an impact on its financial position or results of operations.


NOTES TO FINANCIAL STATEMENTS (continued)

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The adoption of SFAS No. 141 and SFAS 142 will not have an impact on financial condition or results of operations.

NOTE E. RECLASSIFICATIONS

Certain reclassifications were made to prior year amounts to conform with the current year presentation.

NOTE F. COMPREHENSIVE INCOME OR LOSS

The Company has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.


Percentage of Revenues
----------------------------
	For The Three Month Period Ended June 30	2001	2000 (1)
	-------------------------------------------------	----------	----------

	Revenues	100.0%	100.0%
	Cost of Sales	99.5%	64.4%
		-------	-------
	Gross Profit	0.5%	35.6%

	Research and development	5.3%	3.5%
	Selling, general and administration	20.2%	14.5%
		--------	-------
	Operating Expense	25.5%	18.0%
		--------	-------
	Operating Income (Loss)	(25.0)%	17.6%

	Other Income, net	2.4%	3.7%
	Interest Expense	(0.2)%	(0.1)%
		-------	-------
	Income (Loss) Before Income Taxes	(22.8)%	21.2%

	Provision (Benefit) For Income Taxes	(8.7)%	8.0%
		-------	-------
	Net Income (Loss)	(14.1)%	13.2%
		=====	=====

	(1) Restated to reflect the reversal of a $73,000 equipment write down incorrectly reported in the first quarter of fiscal 2001.



Revenues

Revenues decreased by 14% to $2.32 million in the first quarter of fiscal 2002 from $2.70 million in the first quarter of fiscal 2001. Revenues for the first quarter of fiscal 2002 included $705,000 of the $1.06 million continuation from fiscal 2001 of a large-scale order for a cosmeceutical. A cosmeceutical is a product that makes no therapeutic claims but is intended for topical use by humans. International sales in the first quarter of fiscal 2002 were $828,000, compared to $328,000 in the first quarter of fiscal 2001 representing a 152% increase. International sales, like all Company revenues, are subject to significant quarterly fluctuations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

These sales were mainly to Europe in the first quarter of fiscal 2002 and fiscal 2001.

The decrease in revenues for the first quarter of fiscal 2002 from the first quarter of fiscal 2001, continues to reflect the unpredictability and potential for significant revenue fluctuations associated with the industry environment in which the Company operates. Looking ahead, revenues for the second quarter of fiscal 2002 is expected to show a significant improvement over the second quarter of fiscal 2001. The balance of the large-scale cosmeceutical order discussed above and $1.70 million of scheduled deliveries of the Peptide Building Blocks (PBBs) order received in the fourth quarter of fiscal 2001 to support production of launch volumes of a drug in late-stage clinical trials will likely provide a significant portion of revenues for the second quarter. However, first half results for fiscal 2002 are expected to be below break-even.

Looking beyond the second quarter of fiscal 2002, the industry environment makes it difficult to predict with certainty the level of future business. The Company, however, has secured orders for an additional $2.83 million for the two large-scale projects mentioned above for delivery in the second half of fiscal 2002. The Company expects that revenues for the second half of fiscal 2002 to be increased over the first half of the fiscal year. In addition, the Company continues to be a supplier of PBBs for pharmaceutical development projects advancing through late-stage clinical trials. These projects could have substantial future business potential. There are, however, many factors effecting the future progress of these drug and cosmeceutical projects and the resulting demand for Synthetech's PBBs. (See "Industry Factors" below.)

The strength of the Company's balance sheet has allowed it to weather the recent downturn without hindering long-term strategic direction. Synthetech has continued to invest in the necessary infrastructure and organizational resources. (See "Liquidity and Capital Resources" below.)

Gross Profit

Gross profit was $12,000 or less than 1% of revenues in the first quarter of fiscal 2002 as compared to $961,000 or 36% of revenues in the first quarter of fiscal 2001. Cost of sales includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory. The plant expansions over the past several years and recent increases to organization resources have significantly contributed to the increase in fixed costs in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001. Accordingly, with the lower lever level of revenues, this has a significant negative effect on gross profit. In addition, cost of sales in the first quarter of fiscal 2002 included approximately $167,000 in non-recurring inventory write-offs and the first quarter of fiscal 2001 included $1.87 million of revenue from a project, which contributed an unusually high gross profit to that quarter.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Expenses

Research and development (R&D) expense increased to $123,000 in the first quarter of fiscal 2002 from $95,000 in the first quarter of fiscal 2001. As a percentage of revenues, the first quarter of fiscal 2002 was 5% compared to 4% for the first quarter of fiscal 2001. The increase in R&D expense primarily reflected increased depreciation costs associated with the lab remodel completed in May of 2001. The Company expects R&D expense to increase in future quarters due to the hiring of additional R&D staff in connection with the expanded capacity that resulted from the completion of the R&D lab remodel. Selling, general and administrative (SG&A) expense was $468,000 in the first quarter of fiscal 2002 compared to $391,000 in the first quarter of fiscal 2001, or 20% and 15% as a percentage of revenues, respectively. The increase in the first quarter of fiscal 2002 compared to fiscal 2001 primarily reflected additional marketing compensation and other marketing related costs. Operating expenses as a percentage of revenues were approximately 26% in the first quarter of fiscal 2002 and 18% in the first quarter of fiscal 2001.

Operating Income (Loss)

The Company had an operating loss of $579,000 in the first quarter of fiscal 2002 compared to operating income of $475,000 in the first quarter of fiscal 2001.

Other Income, net

The net other income of $55,000 in the first quarter of fiscal 2002 primarily reflected interest earnings. The $99,000 of income in the first quarter of fiscal 2001 primarily reflected interest earnings.

Interest expense

Interest expense was $4,000 and $3,000 for the first quarter of fiscal 2002 and fiscal 2001, respectively.

Net Loss

For the first quarter of fiscal 2002 the Company incurred a loss before taxes of $528,000. In light of this loss, the Company recorded an income tax benefit of $201,000 for the quarter. This resulted in a net loss of $327,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

INDUSTRY FACTORS

Market Factors

The Company manufactures PBBs for use in synthetically manufactured peptide, peptidomimetic small molecule and other drugs. The market for PBBs is driven by the market for the drugs and in which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of these drug development efforts, which drugs get selected for clinical trials, which drugs are approved by the FDA or, even if approved, the ultimate market potential of the drugs. The Company also manufactures PBBs for use in a cosmeceutical, and faces similar factors in that market.

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

Recurring sales of PBBs for development programs is sporadic at best. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Accordingly, the level and timing of orders by the Company's customers relating to specific drug development programs varies substantially from quarter to quarter and the Company cannot rely on any one customer as a constant source of revenue.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

These industry factors create an inability for the Company to predict future demand beyond its current order base. Until the Company develops a stable baseload of demand, the Company is likely to continue to experience significant fluctuations in its quarterly results.

Production factors

Synthetech has a full cycle "grams to tons" production capability and has made over 400 products. With over 14 years of experience, Synthetech has developed extensive PBB process technology and is recognized as one of the leaders in this area. Nevertheless, initial batches of new products and scaling up production processes of existing products may result significantly lower than expected yields, extended processing time and may require substantial rework to meet the required specification. These factors could cause increased costs and delay shipments and, thus, affect periodic operating results.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had working capital of $11.16 million compared to $11.57 million at March 31, 2001. The Company's cash and cash equivalents at June 30, 2001 totaled $3.85 million compared to $5.39 million at March 31, 2001. The Company believes that its existing cash and cash equivalents and funds generated from operations will be sufficient to support operations for the remainder of fiscal 2002. The $1.54 million reduction in cash and cash equivalents primarily reflected $716,000 used in operating activities and $796,000 of capital expenditures. Depreciation expense included in operating activities was $709,000 for the quarter. In addition, the Company has a $1 million unsecured bank line of credit of which there was no amount outstanding at June 30, 2001. The line of credit is renewable on September 1, 2001.

The increase in accounts receivable to $1.75 million at June 30, 2001 from $1.17 million at March 31, 2001 primarily reflected differences in the timing of shipments between the periods. The increase in income tax receivable to $1.13 million at June 30, 2001 from $924,000 at March 31, 2001 reflected the tax benefit for the first quarter of fiscal 2002. The increase in inventory to $4.64 million at June 30, 2001 from $4.51 million at March 31, 2001 reflected an increase in raw materials and work in process offset somewhat by a reduction in the level of finished products held in inventory. The decrease in accounts payable to $486,000 at June 30, 2001 from $781,000 at March 31, 2001 reflected the reduction of expenditure commitments related to capital projects.

The Company had approximately $796,000 of capital expenditures during the first quarter of fiscal 2002 which included $149,000 for equipment and equipment upgrades in the existing plant, $84,000 for the completion of the R&D lab remodel, and $563,000 for the wastewater treatment system. The Company anticipates additional capital expenditures in fiscal 2002 for the existing plant to be $601,000 and for the wastewater treatment system to be $517,000. The wastewater treatment system is scheduled to be completed in September of 2001. In connection with recent financial results, the Company does not expect any additional significant capital expenditures for fiscal 2002. The Company expects to finance all capital expenditures from


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

internal cash flow and financial resources and does not anticipate the need for any new debt or equity financing.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company's primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our cash deposits and cash equivalents. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of the Company's investments.

All of the Company's purchases and sales are denominated in U.S. dollars and as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. The Company does not currently hedge against foreign currency rate fluctuations. The effect of an immediate 10 percent change in exchange rates would not have a material impact on the Company's operating results or cash flows.

_____________________________

This Form 10-Q includes "forward-looking" information (as defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The risks and uncertainties include, but are not limited to, the following: the uncertain market for our products, customer concentration, potential quarterly revenue fluctuations, production factors, industry cost factors, competition, government regulation, product liability risks, technological change, increased costs associated with the Company's facility expansions, and international business risks. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended March 31, 2001 which are available from the Company without charge, for a further description of the risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits

3(i)(1)	Articles of Incorporation of Synthetech, Inc., as amended
3(ii)(2)	Bylaws of Synthetech, Inc., as amended.

__________________

(1) Incorporated by reference herein from the Company's Form 10-KSB for the year ended March 31, 1997.
(2) Incorporated by reference herein from the Company's Form 10-Q for the period ended June 30, 2000.

(b) Reports

No reports on Form 8-K were filed during the quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC.

(Registrant)

Date: August 13, 2001	/s/ M. Sreenivasan
M. Sreenivasan
President & C.E.O.

Date: August 13, 2001	/s/ Charles B. Williams
Charles B. Williams
Vice President, Finance
and Administration, C.F.O.,
Chief Accounting Officer