Form 10-Q
period 2001-09-30
SYNTHETECH INC
filed 2001-11-13
CIK 749290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______________to_______________
Commission file number 0-12992

SYNTHETECH, INC.
(Exact name of registrant as specified in its charter)

Oregon		84-0845771
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1290 Industrial Way, Albany, Oregon (Address of Principal Executive Offices)		97321 (Zip Code)

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

Yes X No_____

The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 7, 2001 was 14,290,383.


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SYNTHETECH, INC.
BALANCE SHEETS
-------------------------
	(unaudited)
	September 30,	March 31,
	2001	2001
------------	------	------
ASSETS
------------
CURRENT ASSETS:
Cash and cash equivalents	$ 3,163,000	$ 5,389,000
Accounts receivable, less allowance
For doubtful accounts of $15,000 for
Both periods	1,773,000	1,171,000
Income tax receivable	1,573,000	924,000
Inventories	4,485,000	4,513,000
Prepaid expenses	246,000	404,000
Deferred income taxes	146,000	146,000
Other current assets	8,000	-
	---------------	---------------
TOTAL CURRENT ASSETS	11,394,000	12,547,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net	13,340,000	13,448,000
	---------------	---------------
TOTAL ASSETS	$ 24,734,000	$ 25,995,000
	==========	==========

The accompanying notes are an integral part of these financial statements.


SYNTHETECH, INC.
BALANCE SHEETS
-------------------------
(continued)
	(unaudited)
	September 30,	March 31,
	2001	2001
---------------------------------------------------------------	------	------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------
CURRENT LIABILITIES:
Current portion of long term obligations	$ 19,000	$ 46,000
Accounts payable	579,000	781,000
Accrued compensation	124,000	118,000
Deferred revenue	-	17,000
Other accrued liabilities	25,000	11,000
	---------------	---------------
TOTAL CURRENT LIABILITIES	747,000	973,000

DEFERRED INCOME TAXES	655,000	655,000

LONG TERM OBLIGATIONS, net of current portion	108,000	117,000

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,290,000 and 14,280,000 shares	14,000	14,000
Paid-in capital	8,889,000	8,858,000
Deferred compensation	(71,000)	(72,000)
Retained earnings	14,392,000	15,450,000
	---------------	---------------
TOTAL SHAREHOLDERS' EQUITY	23,224,000	24,250,000
	---------------	---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 24,734,000	$ 25,995,000
	==========	==========

The accompanying notes are an integral part of these financial statements.


SYNTHETECH, INC.
STATEMENTS OF OPERATIONS
----------------------------------------------
(unaudited)
	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2001	2000	2001	2000 (1)
------------------------------------------	--------------	--------------	--------------	---------------
REVENUES	$ 2,409,000	$ 1,082,000	$ 4,731,000	$ 3,780,000
COST OF REVENUES	3,086,000	1,491,000	5,396,000	3,229,000
	--------------	--------------	--------------	---------------
GROSS PROFIT (LOSS)	(677,000)	(409,000)	(665,000)	551,000

RESEARCH AND DEVELOPMENT	175,000	131,000	298,000	226,000
SELLING, GENERAL AND ADMINISTRATIVE	358,000	322,000	826,000	713,000
	--------------	--------------	--------------	---------------
OPERATING EXPENSE	533,000	453,000	1,124,000	939,000
	--------------	--------------	--------------	----------------
OPERATING LOSS	(1,210,000)	(862,000)	(1,789,000)	(388,000)
OTHER INCOME, net	34,000	115,000	89,000	215,000
INTEREST EXPENSE	(2,000)	(3,000)	(6,000)	(6,000)
	--------------	--------------	--------------	----------------
LOSS BEFORE INCOME TAXES	(1,178,000)	(750,000)	(1,706,000)	(179,000)

BENEFIT FOR INCOME TAXES	(447,000)	(285,000)	(648,000)	(68,000)
	--------------	--------------	--------------	----------------
NET LOSS	$ (731,000)	$ (465,000)	$ (1,058,000)	$ (111,000)
	=========	=========	=========	=========

BASIC AND DILUTED LOSS PER COMMON SHARE	$ (0.05)	$ (0.03)	$ (0.07)	$ (0.01)
	=========	=========	=========	=========

(1) Restated to reflect the reversal of a $73,000 equipment write down incorrectly reported in the first quarter of fiscal 2001.

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
STATEMENTS OF CASH FLOWS
----------------------------------------------
(unaudited)
For the Six Month Period Ended September 30	2001	2000 (1)
-----------------------------------------------------------------	----------	----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,058,000)	$ (111,000)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation, amortization and other	1,404,000	1,282,000
Amortization of deferred compensation	14,000	14,000

(Increase) decrease in assets:
Accounts receivable, net	(602,000)	2,003,000
Inventories	28,000	(244,000)
Prepaid expenses	158,000	60,000
Income tax receivable	(649,000)	(539,000)
Other assets	(8,000)	30,000

Decrease in liabilities:
Accounts payable and accrued liabilities	(182,000)	(250,000)
Deferred revenue	(17,000)	(500,000)
	--------------	--------------
Net cash (used in) provided by operating activities	(912,000)	1,745,000
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases, net	(1,296,000)	(959,000)
	--------------	--------------
Net cash used in investing activities	(1,296,000)	(959,000)
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt obligations	(36,000)	(8,000)
Proceeds from stock purchase plan	18,000	-
	--------------	--------------
Net cash used in financing activities	(18,000)	(8,000)
	--------------	--------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,226,000)	778,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$ 5,389,000	$ 6,404,000
	--------------	--------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,163,000	$ 7,182,000
	=========	=========
NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value	$ 13,000	$ 11,000
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

The interim period information included herein reflects all adjustments that are, in the opinion of Synthetech management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

NOTE B. STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures for the six-month period ended September 30:

Cash Paid
	Three Months		Six Months
	2001	2000	2001	2000
Income Taxes	$ -	$ 389,000	$ 1,000	$ 443,000
Interest	$ 3,000	$ 3,000	$ 6,000	$ 6,000

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

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2001	2000	2001	2000
Weighted average shares outstanding for Basic EPS	14,284,428	14,276,641	14,282,048	14,276,641
Dilutive effect of common stock options issuable under treasury stock method	-	-	-	-
	------------	-------------	------------	------------
Weighted average common and common equivalent shares outstanding for Diluted EPS	14,284,428	14,276,641	14,282,048	14,276,641
	========	========	========	========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2001	2000	2001	2000
Common stock options outstanding	275,100	758,025	275,100	758,025


NOTES TO FINANCIAL STATEMENTS (continued)

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


Percentage of Revenues
	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2001	2000	2001	2000 (1)
------------------------------	-----	-----	-----	-----

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	128.1	137.8	114.1	85.4
	------	------	------	------
Gross Profit (Loss)	(28.1)	(37.8)	(14.1)	14.6

Research and Development	7.3	12.1	6.3	6.0
Selling, General and Administration	14.9	29.8	17.5	18.9
	------	------	------	------
Operating Expense	22.2	41.9	23.8	24.9

Operating Loss	(50.3)	(79.7)	(37.9)	(10.3)
Other Income	1.4	10.6	1.9	5.7
Interest Expense	(0.1)	(0.3)	(0.1)	(0.2)
	------	------	------	------
Loss Before Income Taxes	(49.0)	(69.4)	(36.1)	(4.8)

Benefit For Income Taxes	(18.6)	(26.3)	(13.7)	(1.8)
	------	------	------	------
Net Loss	(30.4) %	(43.1) %	(22.4) %	(3.0) %
	======	======	======	======

(1) Restated to reflect the reversal of a $73,000 equipment write down incorrectly reported in the first quarter of fiscal 2001.

Revenues

Revenues increased by 123% to $2.41 million in the second quarter of fiscal 2002 from $1.08 million in the second quarter of fiscal 2001. Revenues for the second quarter of fiscal 2002 included the initial $1.39 million of the $1.70 million Peptide Building Blocks (PBBs) order to support production of launch volumes of a drug in late-stage clinical trials and $317,000 of the $1.06 million cosmeceutical order that were received in the fourth quarter of fiscal 2001. Revenues were $4.73 million for the first half of fiscal 2002, a 25% increase from revenues of $3.78 million in the first half of fiscal 2001. In addition to the $1.39 million mentioned above, revenues for the first half of fiscal 2002 included $1.02 million relating to the cosmeceutical order. A cosmeceutical is a product that makes no therapeutic claims but is intended for topical use by humans. International sales were $235,000 and $1.06 million for the second quarter and first half of fiscal 2002, respectively, as compared to $385,000 and $712,000 for the second quarter and first half of fiscal 2001, respectively. International sales, like all Company revenues, are subject to significant quarterly fluctuations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The increase in revenues for the second quarter of fiscal 2002 from the second quarter of fiscal 2001 is the result of the receipt of additional orders that the Company was able to ship during the quarter, and continues to reflect the unpredictability and potential for significant revenue fluctuations associated with the industry environment in which the Company operates. Looking ahead, the Company expects revenues for the second half of fiscal 2002 to exceed revenues from the first half of the fiscal year.

The Company has orders for an additional $3.14 million for the two large-scale projects mentioned above expected to be delivered in the second half of fiscal 2002. In addition, the Company continues to be a supplier of PBBs for pharmaceutical development projects advancing through late-stage clinical trials. While these projects could have substantial future business potential, the receipt and timing of orders relating to these projects is uncertain. The Company believes that it is well positioned in terms of facilities and organization to take advantage of business opportunities as a supplier of PBBs and other projects. There are many additional factors affecting the future progress of these drug and cosmeceutical projects and the resulting demand for Synthetech's PBBs. (See "Industry Factors" below.)

Gross Profit (Loss)

Cost of revenues for the second quarter fiscal 2002 was $3.09 million, resulting in a gross loss of $677,000, or 28% of revenues compared to a gross loss of $409,000 for the second quarter of fiscal 2001 or 38% of revenues. For the first half fiscal 2002, cost of revenues was $5.40 million, resulting in a gross loss of $665,000, or 14% of revenues compared to a gross profit of $551,000 for the first half of fiscal 2001 or 15% of revenues. Cost of revenues includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory. The plant expansions over the past several years and recent increases to organization resources have significantly contributed to the increase in fixed manufacturing costs included in cost of revenues in the first half of fiscal 2002 as compared to the first half of fiscal 2001. Accordingly, with the current level of revenues, this has a significant negative effect on gross profit. In addition, cost of revenues in the first half of fiscal 2002 included added costs associated with the initial development and production of products not previously manufactured by the Company and there were approximately $441,000 in non-recurring inventory write-offs resulting from production batches not meeting specification. Also, the first half of fiscal 2001 included $2.15 million of revenue from a project, which contributed an unusually high gross profit to that period.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Operating Expenses

Research and development (R&D) expense in the second quarter and first half of fiscal 2002 increased to $175,000 and $298,000, respectively, compared to $131,000 and $226,000 for the second quarter and first half of fiscal 2001, respectively. As a percentage of sales, R&D expenses decreased to 7% in the second quarter of fiscal 2002 from 12% in the same period of fiscal 2001 and were 6% for the first half of fiscal 2002 and fiscal 2001. The increase in R&D expense for the first half of fiscal 2002 primarily reflected increased depreciation costs associated with the lab remodel completed in May of 2001 and the hiring of additional staff during the second quarter of fiscal 2002. The Company expects R&D expense to increase in future quarters due to the hiring of additional R&D staff in connection with the expanded capacity that resulted from the completion of the R&D lab remodel. Selling, general and administrative (SG&A) expense in the second quarter and first half of fiscal 2002 increased to $358,000 and $826,000, respectively, compared to $322,000 and $713,000, respectively, for the second quarter and first half of fiscal 2001. As a percentage of sales, SG&A expenses decreased to 15% in the second quarter of fiscal 2002 from 30% in the same period of fiscal 2001 and 18% for the first half fiscal 2002 compared to 19% for fiscal 2001. The increase in SGA expense in the first half of fiscal 2002 compared to fiscal 2001 primarily reflected additional marketing compensation and other marketing related costs. Operating expenses as a percentage of revenues were approximately 22% and 24%, respectively, in the second quarter and first half of fiscal 2002 and were 42% and 25%, respectively, in the second quarter and first half of fiscal 2001.

Operating Loss

Operating loss in the second quarter and first half of fiscal 2002 was $1.21 million and $1.79 million, respectively, compared with operating loss in the second quarter and first half of fiscal 2001 of $862,000 and $388,000, respectively.

Other Income

Other income in the second quarter and first half of fiscal 2002 was $34,000 and $89,000, respectively, compared to $115,000 and $215,000, respectively, for the second quarter and first half of fiscal 2001. Other income in the second quarter and first half of fiscal 2002 and 2001 primarily reflected interest earnings.

Interest expense

Interest expense was $2,000 and $6,000, respectively, for the second quarter and first half of fiscal 2002 and $3,000 and $6,000 for the second quarter and fist half of fiscal 2001, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Loss

For the second quarter and first half of fiscal 2002 the Company incurred a loss before taxes of $1.18 million and $1.71 million, respectively. In light of these losses, the Company recorded an income tax benefit of $447,000 and $648,000 for the second quarter and first half of fiscal 2002, respectively. This resulted in a net loss of $731,000 for the second quarter and $1.06 million for first half of fiscal 2002.

INDUSTRY FACTORS

Market Factors

The Company manufactures PBBs for use in synthetically manufactured peptide, peptidomimetic small molecule and other drugs. The market for PBBs is driven by the market for the drugs in which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of these drug development efforts, which drugs get selected for clinical trials, which drugs are approved by the FDA or, even if approved, the ultimate market potential of the drugs. The Company also manufactures PBBs for use in a cosmeceutical, and faces similar factors in that market.

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

Similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product's "time to market" is reduced. Cosmeceutical products make no therapeutic claims and, accordingly, the more extensive and time-consuming clinical trials to establish efficacy are not required. These industry factors create an inability for the Company to predict future demand beyond its current order base. Until the Company develops a stable baseload of demand, the Company is likely to continue to experience significant fluctuations in its quarterly results.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had working capital of $10.65 million compared to $11.57 million at March 31, 2001. The Company's cash and cash equivalents at September 30, 2001 totaled $3.16 million compared to $5.39 million at March 31, 2001. The Company believes that its existing cash and cash equivalents, its bank line of credit and funds generated from operations will be sufficient to support operations for the next twelve months. The $2.23 million reduction in cash and cash equivalents primarily reflected $912,000 used in operating activities and $1.30 million of capital expenditures. Depreciation expense included in operating activities was $1.40 million for the quarter. In addition, the Company has a $1 million unsecured bank line of credit of which there was no amount outstanding at September 30, 2001. The line of credit is renewable on September 1, 2002.

The increase in accounts receivable to $1.77 million at September 30, 2001 from $1.17 million at March 31, 2001 primarily reflected differences in the timing of shipments between the periods. The increase in income tax receivable to $1.57 million at September 30, 2001 from $924,000 at March 31, 2001 reflected the tax benefit for the first six months of fiscal 2002. The


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

decrease in accounts payable to $579,000 at September 30, 2001 from $781,000 at March 31, 2001 reflected the reduction of expenditure commitments related to capital projects.

The Company had approximately $1.30 million of capital expenditures during the first half of fiscal 2002 which included $247,000 for equipment and equipment upgrades in the existing plant, $84,000 for the completion of the R&D lab remodel, and $969,000 for the wastewater treatment system. The Company anticipates capital expenditures in second half of fiscal 2002 to be approximately $375,000 for a total of $1.68 million for the fiscal year. The Company expects to finance all capital expenditures from internal cash flow and financial resources and does not anticipate the need for any new debt or equity financing.

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

Substantially all of the Company's purchases and sales are denominated in U.S. dollars and as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. The Company does not currently hedge against foreign currency rate fluctuations. The effect of an immediate 10 percent change in exchange rates would not have a material impact on the Company's operating results or cash flows.


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


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders

The Company held its Annual Meeting of Shareholders on July 19, 2001. At that meeting, the election of Class I Directors was approved by the Shareholders:

Election of Directors

Class/Name	Votes For	Votes Withheld

Class I Directors (term expiring in 2004):
Paul C. Ahrens	12,238,036	458,367
Page E. Golsan, III	12,487,736	208,667
Daniel T. Fagan	12,489,286	207,117

Continuing Directors

Class/Name
Class II Directors (term expiring in 2002):
Edward M. Giles
Charles B. Williams

Class III Directors (term expiring in 2003):
Howard L. Farkas
M. ("Sreeni") Sreenivasan


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

SYNTHETECH, INC.
(Registrant)

Date: November 12, 2001	/s/ M. Sreenivasan
M. Sreenivasan
President & C.E.O.

Date: November 12, 2001	/s/ Charles B. Williams
Charles B. Williams
Vice President, Finance
and Administration, C.F.O.,
Chief Accounting Officer