Form 10-Q
period 2001-12-31
SYNTHETECH INC
filed 2002-02-12
CIK 749290

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2001

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

Yes X No_____

The number of shares of the registrant's common stock, $.001 par value, outstanding as of February 8, 2002 was 14,290,383.


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

SYNTHETECH, INC.
BALANCE SHEETS
-------------------------
	(unaudited)
	December 31,	March 31,
	2001	2001
------------	------	------
ASSETS
------------
CURRENT ASSETS:
Cash and cash equivalents	$ 2,467,000	$ 5,389,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,502,000	1,171,000
Inventories	4,820,000	4,513,000
Prepaid expenses	553,000	404,000
Income tax receivable	1,450,000	924,000
Deferred income taxes	146,000	146,000
Other current assets	6,000	-
	---------------	---------------
TOTAL CURRENT ASSETS	11,944,000	12,547,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net	12,886,000	13,448,000
	---------------	---------------
TOTAL ASSETS	$ 24,830,000	$ 25,995,000
	==========	==========

The accompanying notes are an integral part of these financial statements.


SYNTHETECH, INC.
BALANCE SHEETS
-------------------------
(continued)
	(unaudited)
	December 31,	March 31,
	2001	2001
---------------------------------------------------------------	------	------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------
CURRENT LIABILITIES:
Current portion of long term obligations	$ 19,000	$ 46,000
Accounts payable	462,000	781,000
Accrued compensation	134,000	118,000
Deferred revenue	-	17,000
Other accrued liabilities	23,000	11,000
	---------------	---------------
TOTAL CURRENT LIABILITIES	638,000	973,000

DEFERRED INCOME TAXES	655,000	655,000

LONG TERM OBLIGATIONS, net of current portion	103,000	117,000

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,290,000 and 14,280,000 shares	14,000	14,000
Paid-in capital	8,889,000	8,858,000
Deferred compensation	(64,000)	(72,000)
Retained earnings	14,595,000	15,450,000
	---------------	---------------
TOTAL SHAREHOLDERS' EQUITY	23,434,000	24,250,000
	---------------	---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 24,830,000	$ 25,995,000
	==========	==========

The accompanying notes are an integral part of these financial statements.


SYNTHETECH, INC.
STATEMENTS OF OPERATIONS
----------------------------------------------
(unaudited)
	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2001	2000	2001	2000 (1)
------------------------------------------	--------------	--------------	--------------	---------------
REVENUES	$ 3,138,000	$ 1,413,000	$ 7,869,000	$ 5,193,000
COST OF REVENUES	2,281,000	1,757,000	7,677,000	4,986,000
	--------------	--------------	--------------	---------------
GROSS PROFIT (LOSS)	857,000	(344,000)	192,000	207,000

RESEARCH AND DEVELOPMENT	166,000	84,000	464,000	310,000
SELLING, GENERAL AND ADMINISTRATIVE	384,000	313,000	1,210,000	1,026,000
	--------------	--------------	--------------	---------------
OPERATING EXPENSE	550,000	397,000	1,674,000	1,336,000
	--------------	--------------	--------------	----------------
OPERATING INCOME (LOSS)	307,000	(741,000)	(1,482,000)	(1,129,000)
OTHER INCOME, net	23,000	108,000	112,000	323,000
INTEREST EXPENSE	(3,000)	(7,000)	(9,000)	(13,000)
	--------------	--------------	--------------	----------------
INCOME (LOSS) BEFORE INCOME TAXES	327,000	(640,000)	(1,379,000)	(819,000)

PROVISION (BENEFIT) FOR INCOME TAXES	124,000	(243,000)	(524,000)	(311,000)
	--------------	--------------	--------------	----------------
NET INCOME (LOSS)	$ 203,000	$ (397,000)	$ (855,000)	$ (508,000)
	=========	=========	=========	=========

BASIC EARNINGS (LOSS) PER COMMON SHARE	$ 0.01	$ (0.03)	$ (0.06)	$ (0.04)
	=========	=========	=========	=========
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$ 0.01	$ (0.03)	$ (0.06)	$ (0.04)
	=========	=========	=========	=========

(1) Restated to reflect the reversal of a $73,000 equipment write down incorrectly reported in the first quarter of fiscal 2001.

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
STATEMENTS OF CASH FLOWS
----------------------------------------------
(unaudited)
For the Nine Month Period Ended December 31	2001	2000 (1)
-----------------------------------------------------------------	----------	----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (855,000)	$ (508,000)
Adjustments to reconcile net loss to
net cash (used in) provided by operating activities:
Depreciation, amortization and other	2,157,000	1,920,000
Amortization of deferred compensation	21,000	23,000
Proceeds from stock option exercises and disqualifying dispositions	-	2,000

(Increase) decrease in assets:
Accounts receivable, net	(1,331,000)	1,328,000
Inventories	(307,000)	(545,000)
Prepaid expenses	(149,000)	(108,000)
Income tax receivable	(526,000)	(783,000)
Other assets	(6,000)	29,000

Decrease in liabilities:
Accounts payable and accrued liabilities	(291,000)	(160,000)
Deferred revenue	(17,000)	(500,000)
	--------------	--------------
Net cash (used in) provided by operating activities	(1,304,000)	698,000
	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases, net	(1,595,000)	(1,168,000)
	--------------	--------------
Net cash used in investing activities	(1,595,000)	(1,168,000)
	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt obligations	(41,000)	(13,000)
Proceeds from stock purchase plan	18,000	-
	--------------	--------------
Net cash used in financing activities	(23,000)	(13,000)
	--------------	--------------
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,922,000)	(483,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	$ 5,389,000	$ 6,404,000
	--------------	--------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,467,000	$ 5,921,000
	=========	=========
NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value	$ 13,000	$ 16,000
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

NOTE B. STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures for the nine-month period ended December 31:

Cash Paid
	Three Months		Nine Months
	2001	2000	2001	2000
Income Taxes	$ -	$ 1,000	$ 1,000	$ 443,000
Interest	$ 3,000	$ 7,000	$ 9,000	$ 13,000

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

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2000	2001	2000
Weighted average shares outstanding for Basic EPS	14,290,383	14,278,174	14,284,836	14,277,154
Dilutive effect of common stock options issuable under treasury stock method	23,390	-	-	-
	------------	-------------	------------	------------
Weighted average common and common equivalent shares outstanding for Diluted EPS	14,313,773	14,278,174	14,284,386	14,277,154
	========	========	========	========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2001	2000	2001	2000
Common stock options outstanding	212,100	707,100	275,100	707,100

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

In August 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective beginning fiscal year 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS Nos. 143 and 144 will be effective beginning in fiscal 2003. The adoption of SFAS Nos. 143 and 144 will not have a significant impact on the Company's financial condition or results of operations.


NOTES TO FINANCIAL STATEMENTS (continued)

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


Percentage of Revenues
	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2001	2000	2001	2000 (1)
------------------------------	-----	-----	-----	-----

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues	72.7	124.3	97.6	96.0
	------	------	------	------
Gross Profit (Loss)	27.3	(24.3)	2.4	4.0

Research and Development	5.3	5.9	5.9	6.0
Selling, General and Administration	12.2	22.2	15.4	19.8
	------	------	------	------
Operating Expense	17.5	28.1	21.3	25.8
	------	------	------	------
Operating Income (Loss)	9.8	(52.4)	(18.9)	(21.8)
Other Income	0.7	7.6	1.4	6.2
Interest Expense	(0.1)	(0.5)	(0.1)	(0.2)
	------	------	------	------
Income (Loss) Before Income Taxes	10.4	(45.3)	(17.6)	(15.8)

Provision (Benefit) For Income Taxes	4.0	(17.2)	(6.7)	(6.0)
	------	------	------	------
Net Income (Loss)	6.4%	(28.1) %	(10.9) %	(9.8) %
	======	======	======	======

(1) Restated to reflect the reversal of a $73,000 equipment write down
Incorrectly reported in the first quarter of fiscal 2001.

Revenues

Revenues increased by 122% to $3.14 million in the third quarter of fiscal 2002 from $1.41 million in the third quarter of fiscal 2001. Revenues were $7.87 million in the nine months of fiscal 2002, a 52% increase from revenues of $5.19 million in the nine months of fiscal 2001. Revenues in the third quarter of fiscal 2002 included $741,000 of the remaining $3.14 million of orders for Peptide Building Blocks (PBBs) to support production of launch volumes of a drug in late-state clinical trials and for a cosmeceutical. A substantial portion of fiscal 2002 third quarter and nine months revenues were comprised of orders relating to a few projects. A substantial portion of revenues for any given quarter is typically comprised of orders relating to a few projects and the delay or loss of any of them would have a significant negative impact on the Company's results of operations. International sales were $109,000 and $1.17 million in the third quarter and first nine months of fiscal 2002, respectively, as compared to $140,000 and $852,000 in the third quarter and nine months of fiscal 2001, respectively. International sales, like all Company revenues, are subject to significant quarterly fluctuations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

In addition, while the Company continues to be a supplier of PBBs for pharmaceutical development projects that could have substantial future business potential, the receipt and timing of orders relating to these projects is uncertain. The Company believes that it is well positioned in terms of facilities and organization to take advantage of business opportunities as a supplier of PBBs and other projects. There are many additional factors affecting the future progress of these drug and cosmeceutical projects and the resulting demand for Synthetech's PBBs. (See "Industry Factors" below.)

Gross Profit (Loss)

Gross Profit for the third quarter of fiscal 2002 was $857,000 or 27% of revenues compared to a gross loss of $344,000 for the third quarter of fiscal 2001 or 24% of revenues. Gross profit for the nine months of fiscal 2002 was $192,000 or 2% of revenues compared to a gross profit of $207,000 or 4% of revenues for the nine months of fiscal 2001. Cost of revenues includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory. The plant expansions over the past several years and recent increases to organization resources have significantly contributed to the increase in fixed manufacturing costs included in cost of revenues in the nine months of fiscal 2002 as compared to the nine months of fiscal 2001. Accordingly, with the current level of revenues, this has a significant negative effect on gross profit. In addition, cost of revenues in the nine months of fiscal 2002 included added costs associated with the initial development and production of products not previously manufactured by the Company and there were approximately $563,000 in non-recurring inventory write-offs resulting from production batches not meeting specification. The Company may experience inventory write-offs in the future. The mix of projects shipped in the third quarter of fiscal 2002 had an unusually high gross profit. The Company does not expect to consistently experience revenues with this level of gross profit. As a result, in future periods the Company would not expect to achieve the level of profitability experienced in the third quarter at this level of revenues. The nine months of fiscal 2001 also included a project with an unusually high gross profit.

Operating Expenses

Research and development (R&D) expense in the third quarter and nine months of fiscal 2002 increased to $166,000 and $464,000, respectively, compared to $84,000 and $310,000 for the third quarter and nine months of fiscal 2001, respectively. As a percentage of sales, R&D expenses decreased to 5% in the third quarter of fiscal 2002 from 6% in the same period of fiscal 2001 and were 6% for the nine months of fiscal 2002 and fiscal 2001. The increase in R&D expense in the third quarter and nine months of fiscal 2002 primarily reflected increased depreciation costs and supplies expense associated with the lab remodel completed in May of 2001, and the hiring of additional staff during the first half of fiscal 2002. The Company expects R&D expense to increase in future quarters due to the hiring of additional R&D staff in connection with the expanded capacity that resulted from the completion of the R&D lab remodel. Selling, general and administrative (SG&A) expense in the third quarter and nine


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

months of fiscal 2002 increased to $384,000 and $1.21 million, respectively, compared to $313,000 and $1.03 million, respectively, for the third quarter and nine months of fiscal 2001. As a percentage of sales, SG&A expense decreased to 12% in the third quarter of fiscal 2002 from 22% in the same period of fiscal 2001 and decreased to 15% for nine months of fiscal 2002 from 20% for fiscal 2001. The increase in SGA expense in the third quarter and nine months of fiscal 2002 compared to the same periods of fiscal 2001 primarily reflected the increased cost associated with the addition of a member to the Company's marketing staff. Operating expenses as a percentage of revenues were approximately 18% and 21%, respectively, in the third quarter and nine months of fiscal 2002 and were 28% and 26%, respectively, in the third quarter and nine months of fiscal 2001.

Operating Income (Loss)

Operating income in the third quarter of fiscal 2002 was $307,000 and operating loss in the nine months of fiscal 2002 was $1.48 million, compared with operating loss in the third quarter and nine months of fiscal 2001 of $741,000 and $1.13 million, respectively.

Other Income, net

Other income, net in the third quarter and nine months of fiscal 2002 was $23,000 and $112,000, respectively, compared to $108,000 and $323,000, respectively, for the third quarter and nine months of fiscal 2001. Other income in the third quarter and nine months of fiscal 2002 and 2001 primarily reflected interest earnings.

Interest Expense

Interest expense was $3,000 and $9,000, respectively, for the third quarter and nine months of fiscal 2002 and $7,000 and $13,000 for the third quarter and nine months of fiscal 2001, respectively.

Net Income (Loss)

For the third quarter of fiscal 2002 income before taxes was $327,000. For the nine months of fiscal 2002 the Company incurred a loss before taxes of $1.38 million. The Company recorded a provision for income tax of $124,000 for the third quarter and an income tax benefit of $524,000 for the nine months of fiscal 2002. This resulted in net income of $203,000 for the third quarter and a net loss of $855,000 for nine months of fiscal 2002.

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

The foregoing industry factors create an inability for the Company to predict future demand beyond its current order base. Until the Company develops a stable baseload of demand, the Company is likely to continue to experience significant fluctuations in its quarterly results.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had working capital of $11.31 million compared to $11.57 million at March 31, 2001. The Company's cash and cash equivalents at December 31, 2001 totaled $2.47 million compared to $5.39 million at March 31, 2001. The Company believes that its existing cash and cash equivalents, its bank line of credit and funds generated from operations will be sufficient to support operations for the next twelve months. The $2.92 million reduction in cash and cash equivalents primarily reflected $1.30 million used in operating activities and $1.60 million of capital expenditures. Depreciation expense included in operating activities was $2.16 million for the nine months. The Company has a $1 million unsecured bank line of credit of which there was no amount outstanding at December 31, 2001 or as of the date of this report. The line of credit is renewable on September 1, 2002.

The increase in accounts receivable to $2.50 million at December 31, 2001 from $1.17 million at March 31, 2001 primarily reflected differences in the timing of shipments between the periods. The increase in income tax receivable to $1.45 million at December 31, 2001 from $924,000 at March 31, 2001 reflected the tax benefit for the nine months of fiscal 2002. The increase in inventory to $4.82 million at December 31, 2001 from $4.51 million at March 31, 2001 reflected an increase in raw materials and work in process offset somewhat by a reduction in the level of finished products held in inventory. The decrease in accounts payable to $462,000 at December 31, 2001 from $781,000 at March 31, 2001 reflected the reduction of expenditure commitments related to capital projects.

The Company had approximately $1.60 million of capital expenditures during the nine months of fiscal 2002 that included $401,000 for equipment and equipment upgrades in the existing plant, $84,000 for the completion of the R&D lab remodel, and $1.11 million for the wastewater treatment system. The Company anticipates capital expenditures in fourth quarter of fiscal 2002 to be approximately $184,000 for a total of $1.78 million for the fiscal year. The Company expects to finance all capital expenditures from internal cash flow and financial resources and does not anticipate the need for any new debt or equity financing.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

3(i)(1) Articles of Incorporation of Synthetech, Inc., as amended.

3(ii)(2) Bylaws of Synthetech, Inc., as amended.

__________________

(1) Incorporated by reference herein from the Company's Form 10-K for the year ended

March 31, 1991.

(2) Incorporated by reference herein from the Company's Form 10-Q for the period ended

September 30, 2001.

(b) Reports

No reports on Form 8-K were filed during the quarter.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC.
(Registrant)

Date: February 11, 2002	/s/ M. Sreenivasan
M. Sreenivasan
President & C.E.O.

Date: February 11, 2002	/s/ Charles B. Williams
Charles B. Williams
Vice President, Finance
and Administration, C.F.O.,
Chief Accounting Officer


INDEX TO EXHIBITS

3(i)(1) Articles of Incorporation of Synthetech, Inc., as amended.

3(ii)(2) Bylaws of Synthetech, Inc., as amended.

__________________

(1) Incorporated by reference herein from the Company's Form 10-K for the year ended

March 31, 1991.

(2) Incorporated by reference herein from the Company's Form 10-Q for the period ended

September 30, 2001.