Form 10-K
period 2002-03-31
SYNTHETECH INC
filed 2002-06-14
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2002

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

Common Stock, $.001 Par Value

(Title of class)

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of May 30, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $16.9 million based upon $1.60 per share. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of the shares of the Company's Common Stock outstanding on May 30, 2002 was 14,307,468.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the Registrant's definitive proxy statement relating to the 2002 annual meeting of shareholders to be held on July 18, 2002, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2002.




Table of Contents
Page
PART I

Item 1 - Business	1
Item 2 - Properties	9
Item 3 - Legal Proceedings	10
Item 4 - Submission of Matters To a Vote of Security Holders	10
Executive Officers of the Registrant	10
PART II

Item 5 - Market for Registrant's Common Stock and Related Shareholder Matters	12
Item 6 - Selected Financial Data	13
Item 7 - Management's Discussion and Analysis of Financial Condition and
Results of Operations	14
Item 7A- Quantitative and Qualitative Disclosure About Market Risk	21
Item 8 - Financial Statements and Supplementary Data	22
Item 9 - Changes In and Disagreements With Accountants on Accounting
and Financial Disclosure	41

PART III

Item 10- Directors and Executive Officers of the Registrant	42
Item 11- Executive Compensation	42
Item 12- Security Ownership of Certain Beneficial Owners and Management	42
Item 13- Certain Relationships and Related Transactions	42

PART IV

Item 14- Exhibits, Financial Statement Schedules and Reports on Form 8-K	43

Signatures..	45


Page ii


PART I

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as "anticipates," "believes," "expects," "future' and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management's expectations are described in the section entitled "Factors Affecting Future Results." This section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS
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

The Company also is manufacturing PBBs for use in a cosmeceutical, a cosmetic product which makes no therapeutic claims, but being intended for human use, is regulated by the Food and Drug Administration ("FDA") for safety.

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


("multi-kilo") in size. At the marketed drug stage, orders for PBBs for these drugs can reach the tens of kilograms ("kilos") to hundreds of kilos size.

Researchers have also been investigating combining one or more amino acids with other chemicals that are not amino acids to create drug candidates. These drug candidates are commonly referred to as peptidomimetic small molecule drugs since they exhibit peptide-like qualities in a smaller molecule that is not a defined sequence of amino acids. Peptidomimetic small molecule drugs typically are less potent than peptide drugs. They also often are able to be administered orally. During clinical trials, PBB orders for these candidates can be in the hundreds of kilos to low tons size. At the marketed drug stage, orders for these drugs can reach the tons to tens of tons size.

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

PRODUCT OVERVIEW

Peptide Building Blocks. PBBs are amino acids that have been chemically modified through organic chemistry and biocatalysis techniques to enable them to link with other amino acids or chemicals in a particular defined sequence. These PBBs are used as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs, and for the cosmeceutical product. The amino acids which are transformed into PBBs may be either natural amino acids (that is, amino acids which occur in nature, including their chiral or "mirror image" form) or synthetic amino acids (that is, amino acids which have a side chain that does not occur in nature). Synthetech refers to the synthetic amino acids as "Specialty Amino Acids."

Since 1987, the Company has produced a wide range of natural amino acid PBB products. The Company has also developed and manufactures over three dozen Specialty Amino Acids. The Company uses a wide array of raw materials to produce PBBs. These materials generally are in adequate supply from multiple suppliers.

The Company has developed and scaled up process technology to produce this wide range of PBB products in a "grams to tons" scale. The Company continues to produce most bulk orders on an as-


ordered basis. The Company also maintains small inventory quantities of many PBBs, permitting immediate deliveries.

At March 31, 2002, the dollar amount of backlog orders was $6.20 million, all of which the Company expects to ship during fiscal 2003. At March 31, 2001, the dollar amount of backlog orders was $3.89 million.

MARKETING

The Company markets its products and capabilities through attendance at trade shows, listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and an internet presence. In addition, the Company maintains ongoing direct relationships with major pharmaceutical firms, emerging biopharmaceutical firms, contract drug synthesis firms and other firms that it believes might have a need for its products. The Company typically sells its products directly to its customers, although it uses independent sales representatives for some European sales in Switzerland and France, and has usually sold products to Japanese customers through chemical trading firms.

In January 2001, the Company added Dr. Michael Cannarsa to the management team as the Company's Director of Business Development. Dr. Cannarsa has reinforced and expanded the Company's efforts in sales and marketing, and has been exploring suitable opportunities for complementary product lines and technology licensing. Dr. Cannarsa brings to Synthetech a strong technology background, coupled with extensive commercial development experience in pharmaceutical intermediates and chiral fine chemicals. He is based strategically in the Philadelphia area in close proximity to large pharmaceutical companies that are located in the northeastern United States and within easy access to European customers.

CUSTOMERS

Although the Company has several hundred customers in more than 25 countries, the Company expects that a few customers will continue to account for a significant portion of revenues each year. During fiscal 2002, the top 10 customers represented over 90% of the Company's revenues. Of these ten customers, five were major pharmaceutical companies, two were emerging biopharmaceutical companies, two were contract drug synthesis companies, and one was a cosmeceutical company. The Company had three customers each accounting for over 10% of fiscal 2002 revenues -- F. Hoffman-La Roche, Ltd., Telik, Inc. and Procyte Corporation, which individually accounted for approximately 29%, 21% and 20%, respectively, of the Company's fiscal 2002 revenues.

For the fiscal years ended March 31, 2002, 2001 and 2000, sales to international customers were $1.44 million, $1.66 million, and $6.39 million, respectively, accounting for approximately 13%, 23%, and 53%, of the Company's total revenues. These sales were principally to Europe for fiscal 2002 and fiscal 2001, and to Europe and Mexico for fiscal 2000. See Note J to Financial Statements.

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


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

RESEARCH AND DEVELOPMENT

The Company's Research and Development Group is composed of eight degreed chemists, of which three have advanced degrees in chemistry. The Company's research and development efforts focus on process development to support the Company's PBB product lines. In addition, the Group explores alternative scaleable routes for PBB production, especially for its Specialty Amino Acids. The Company expanded its research staff in fiscal 2002 to place renewed emphasis on developing novel technologies to match identifiable market trends and business opportunities.

During the fiscal years ended March 31, 2002, 2001 and 2000, the Company's research and development expenses were $651,000, $458,000, and $436,000, respectively. The Company estimates that its combined research and development effort (including effort directly associated with the sale of product) was approximately $706,000, $515,000, and $522,000, during the fiscal years ended March 31, 2002, 2001 and 2000, respectively.

EMPLOYEES

As of May 30, 2002, the Company employed 60 individuals.

REGULATORY MATTERS

As the Company's products are intermediates sold to drug manufacturers, the Company has been generally unaffected by FDA regulation which is directed at the drug manufacturers. Similar factors apply to the Company's sale of PBBs for the cosmeceutical. The Company's customers do, however, typically conduct periodic reviews and audits of the Company's operations, including its inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. As some customers have begun to request the Company to manufacture and supply PBBs with additional processing under FDA's Good Manufacturing Practice ("cGMP") guidelines, the Company expects these programs will often include more extensive quality assurance systems and documentation. The Company anticipates that the expenses of implementing these programs will increase in the future.

The Company's business is also subject to substantial regulation in the areas of safety, environmental control and hazardous waste management. Although the Company believes that it is in compliance with


these laws, rules and regulations in all material respects, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. As additional and more extensive regulations are being added in these areas at the federal, state and local levels, the compliance costs will inevitably continue to increase. The operation of fine chemical manufacturing plants entails the inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and there can be no assurance that material costs and liabilities will not be incurred in the future because of an accident or other event resulting in personal injury or an unauthorized release of such substances to the environment. Also, the Company generates hazardous and other wastes that are disposed at various off-site facilities. The Company may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities due to releases of such substances into the environment.

In fiscal 2002, the Company undertook capital expenditures relating to regulatory matters aggregating $1.13 million associated with the waste water treatment facility project. The Company is anticipating capital expenditures relating to regulatory matters of approximately $60,000 in fiscal 2003 for equipment.

The Company maintains property damage insurance, liability insurance, environmental risk insurance, and product liability insurance, which may be inadequate to cover its potential environmental liabilities.

PRODUCT LIABILITY

Use of the Company's products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of such products involves an inherent risk of product liability. There can be no assurance that claims for product liability will not be asserted against the Company or that the Company would be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company maintains product liability insurance with a $1 million limit per occurrence and a $2 million aggregate limit. Also, the Company maintains an umbrella liability insurance policy with an additional $9 million of coverage, which may be inadequate to cover its potential liabilities.

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


FACTORS AFFECTING FUTURE RESULTS

You should carefully consider the following factors that may affect our business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.

Uncertain Market for Products; Customer Concentration; and Potential Quarterly Revenue Fluctuations. Historically, the Company has experienced from time to time substantial period-to-period revenue fluctuations reflecting the industry environment in which the Company has operated. The market for PBBs is driven by the market for the synthetically manufactured peptide, peptidomimetic small molecule and other drugs, and cosmeceuticals into which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of peptide, peptidomimetic small molecule and other drug development, which drugs get selected for clinical trials, which drugs are approved by the FDA, and, even if approved, the ultimate potential of such drugs. Recurring sales of PBBs for discovery or clinical trial stage development programs is sporadic at best. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Accordingly, the level of purchasing by the Company's customers for specific drug development programs varies substantially from year to year and the Company cannot rely on any one customer as a constant source of revenue.

Sales of PBBs for marketed drugs provide an opportunity for continuing longer-term sales and the size of the PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs remains subject to many uncertainties, including the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs. Since the Company's revenues are composed of PBB sales in all three drug development stages, and since even sales of PBBs for marketed drugs are subject to cancellation or reduction, the Company is likely to continue to experience significant fluctuations in its quarterly results.

The Company faces similar challenges in any sales for the cosmeceutical market.

Key Personnel. The Company's success depends largely on its President and CEO, its Vice President of Operations, its Director of Business Development and other key employees. The Company does not have key-man life insurance on any of these employees. If one or more of these key employees were to resign, the loss could result in delays to production, loss of sales, and diversion of management resources. As announced earlier in 2002, Charlie Williams, the Vice President of Finance and Administration and Chief Financial Officer, who has been with the Company since 1988, will retire in July 2002, although he is expected to continue as a member of the Board of Directors. The Company has hired Mr. Gary Weber to replace Mr. Williams as Vice President of Finance and Administration and CFO. Mr. Weber is expected to start employment in June, 2002. Synthetech's success also depends on its ability to attract and retain qualified, experienced employees. There is substantial competition for experienced technical, sales and marketing personnel in the industry. If Synthetech is unable to retain its existing personnel, or attract and retain additional qualified personnel, it may from time to time experience


inadequate levels of staffing which could have a material adverse effect on the Company. The Company's growth could be limited due to its lack of capacity to produce and market products to customers or it could experience deterioration in service or decreased customer satisfaction.

Competition. In the past, the Company has not had a significant amount of direct competition for discovery and clinical trial stage drug development projects. The Company believes that this resulted from peptide and peptidomimetic small molecule drugs, particularly those that utilize synthetic amino acids, being relatively new and the market for PBBs relatively small. As the market has continued to grow with multi-ton order sizes becoming more prevalent, the Company has begun to see more competition. Current competition in the multi-kilo or smaller quantities of natural amino acid based PBBs comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural PBBs have begun to attract a wider group of domestic and international chemical companies. In the area of synthetic amino acid based PBBs, the Company has competition on a selective product basis from fine chemical producers in Europe and Japan. Competition from companies in developing countries, such as India, China and Korea, is also starting to emerge.

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

Industry Cost Factors. The market for PBBs used by pharmaceutical companies is dependent on the market for pharmaceutical products. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce the cost of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government controls. In addition, in both the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payors such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. Peptide and peptidomimetic small molecule drugs may not be considered cost effective, and reimbursement may not be available or sufficient to allow these drugs to be sold on a profitable basis. In addition, as cost pressures in the pharmaceutical industry have tightened, the cancellation rate for drug development programs has increased. Industry cost pressures can also cause pharmaceutical companies to investigate alternative drug manufacturing processes that may not include PBBs.

Production Factors. Synthetech has a full cycle "grams to tons" production capability and has made over 400 products. With over 15 years of experience, Synthetech has developed extensive peptide and peptidomimetic small molecule process technology. Nevertheless, initial batches of new products and scaling up production of existing products may result in significantly lower than expected yields or may


require substantial rework to meet the required specification. Production of new products may even result in total write-offs.

Regulatory Matters. The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals. Although the Company believes that it is in compliance with these laws, rules and regulations in all material respects, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. Third parties may also have the right to sue to enforce compliance. Moreover, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies thereunder could require the Company to make significant capital expenditures. The operation of a chemical manufacturing plant entails the inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and there can be no assurance that material costs and liabilities will not be incurred in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances to the environment. The Company has recently implemented a formal Substance Abuse Testing Program for all employees. In addition, the Company generates hazardous materials and other wastes, which are disposed at various offsite facilities. The Company may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities in the event of a release of hazardous substances by such facilities into the environment. The Company has obtained environmental risk insurance, which may be inadequate to cover its potential environmental liabilities.

Potential Regulation. The PBBs produced by the Company are intermediate ingredients which are then processed by the companies to which they are sold, and are therefore currently not subject to the requirements of the FDA. The Company's customers do, however, typically conduct periodic reviews and audits of the Company's operations, including its inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. As some customers have begun to request the Company to manufacture and supply PBBs with additional processing, the Company believes that these programs will often become more extensive. Accordingly, the Company expects its compliance documentation efforts will continue to increase and anticipates that the expenses of implementing such programs will increase in the future. It is also possible that in the future the Company may not be able to comply with the applicable documentation or such documentation may require substantial incremental expense for additional labor and capital.

Risks of International Business. Sales to customers outside the United States accounted for approximately 13% of the Company's net sales during the fiscal year ended March 31, 2002. The Company expects that international sales will continue to account for a significant percentage of net sales. The Company's business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets. In addition, the Company's sale of its products is subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports into other countries in which the Company's products may be sold. The Company is also subject to similar risks with respect to the importation of raw materials from foreign countries.

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


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

Product Liability. Use of the Company's products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of such products involves an inherent risk of product liability. Claims for product liability could be asserted against the Company and the Company may not be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company has purchased product liability insurance with a $1 million limit per occurrence and a $2 million aggregate limit. Also, the Company maintains an umbrella liability insurance policy with an additional $9 million of coverage, which may be inadequate to cover its potential liabilities.

Change in Independent Public Auditors. In May 2002, the Company dismissed Arthur Andersen LLP, which had audited the Company's financial statements since 1989, and engaged KPMG LLP to audit the Company's financial statements for the fiscal year ended March 31, 2002 and the fiscal year ending March 31, 2003. The Company has not been able to obtain Arthur Andersen's consent to incorporate by reference the audited financial statements for the fiscal years ended March 31, 2001 and 2000 into the Company's existing registration statements. Because the Company has not been able to obtain such consent, recovery of damages by investors in the Company's common stock sold pursuant to those registration statements may be limited.

ITEM 2. PROPERTIES

Synthetech's headquarters and production facility are located in Albany, Oregon. The Company purchased this Albany, Oregon property in 1987. Since then, it has undergone a number of plant and building expansions on site. At present, the Company's facilities, which aggregate 47,700 square feet, include production, pilot plant, laboratory, warehouse and office space. These facilities include a recently constructed separate 20,000 square foot production facility with six production bays. Three of these bays have been outfitted with reactor vessels and other equipment and are operational. A fourth bay has been outfitted with reactor vessels and other equipment and can be completed and put into service as the Company needs additional capacity. The final two bays remain vacant and available for future expansion.

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

In November 2001, the Company completed the wastewater treatment system that it began in fiscal 2001 with preliminary design work and some purchases of equipment. The total investment in the on-site wastewater treatment system was $1.63 million. The Company completed a major $1.17 million Research


and Development ("R&D") lab remodel in May 2001. The Company's state-of-the-art 3,000 square foot facility includes 12 chemical fume hoods, HVAC units and a HEPA filtered clean packaging room. There is also room for future expansion of an additional four fume hoods. Previously, in fiscal 2000, the $6.53 million second phase expansion in the Company's new plant was primarily complete and operational, except for some finishing expenditures in fiscal 2001. The second-phase expansion outfitted additional bays of the new plant with four additional multipurpose reactor systems and constructed additional warehouse, bulk storage and related facilities.

On May 10, 2002, the Company agreed to purchase a 2.3 acre property adjacent to its existing site for $325,000. The adjacent property includes nearly 1,400 square feet of office space and 3,000 square feet of warehouse space. The Company needs additional office space and has determined that this acquisition is a more advantageous alternative to expanding office space in its existing administration building. There is also the potential for future expansion on the vacant portion of the adjacent property. The Company's current site is fully built out and cannot accommodate any additional building expansion. The Company expects to complete the purchase and take possession of the property by July 12, 2002.

ITEM 3. LEGAL PROCEEDINGS

We are not involved in any material litigation. From time to time we may be involved in litigation arising in the normal course of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our stockholders during the fourth quarter of fiscal year 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers and key employees of the Company:





Name	Age	Position
M. ("Sreeni") Sreenivasan	53	President, Chief Executive Officer and member of the Board of Directors
Charles B. Williams	55	Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer, and member of the Board of Directors (1)
Gary A. Weber	44	Vice President of Finance and Administration (2)
Joel D. Melka	47	Vice President of Operations
Michael J. Cannarsa	45	Director of Business Development


____________

(1) Mr. Williams will retire as Vice President of Finance and Administration and Chief Financial Officer in July 2002, but continue to serve as a member of the Board of Directors.

(2) Mr. Weber will become the Company's Chief Financial Officer effective upon Mr. Williams' retirement.

The following is a brief account of the business experience of each executive officer and key employee of the Company.


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

Charles B. Williams. Mr. Williams will retire from the Company in July 2002 and continue to serve as a board member of the Company. Mr. Williams has served as a board member since 1997. He has served as Vice President of Finance and Administration and Treasurer since 1990. In 1995, he also became Chief Financial Officer and Secretary. Mr. Williams is responsible for accounting, administration, finance, personnel and information systems. From 1988 to 1990 Mr. Williams served as the Controller. Prior thereto, he was Controller for White's Electronics, Inc. of Sweet Home, Oregon for 5 years. From 1976 to 1983 he held several accounting and financial positions with Teledyne Wah Chang, a metals producer in Albany, Oregon. Mr. Williams earned his B.S. in Economics and M.B.A. from Oregon State University.

Joel D. Melka. On May 9, 2002, Mr. Melka was named Vice President of Operations. He joined the Company as Director of Manufacturing in February 1999. From 1988 to 1999 he worked at ChemDesign Inc. (custom chemical manufacturing) in various capacities, his last position being Director of Manufacturing. From 1984 to 1988, he worked for Polaroid Corporation in various manufacturing positions. Prior to 1984, he spent 5 years as an officer in the U.S. Navy nuclear submarine service. Mr. Melka received his M.S. in Chemistry from the University of British Columbia and his B.S. in Chemistry from Michigan Technological University.

Michael J. Cannarsa. Dr. Cannarsa joined the Company as Director of Business Development in January 2001. From 1999 to 2000 he worked at Symyx Technologies (combinatorial chemistry) as Vice President of Fine Chemicals Business Development. From 1997 to 1999 he worked at PPG-Sipsy (custom chemical manufacturing) as Commercial Development Manager. Prior to 1997 he spent 2 years at Technology Catalysts International, a chemistry consulting firm, and previous to that he spent 12 years with ARCO Chemical Company. Dr. Cannarsa received his B.S. in Chemistry from Georgetown University and his Ph.D. in Organic Chemistry from Cornell University.

Gary A. Weber. Mr. Weber joined the Company as Vice President of Finance and Administration on June 10, 2002. Mr. Weber will become the Company's Chief Financial Officer effective upon Mr. Williams' retirement. From 1998 until recently, Mr. Weber was Vice President of Finance for Wah Chang (specialty metals and chemicals manufacturing), a division of Allegheny Technologies Incorporated. From 1994-1998 he was Controller for Oregon Metallurgical Corporation. From 1981-1994 he held various positions for Coopers & Lybrand (public accountants). Mr. Weber received his B.S. degree in Accounting from the University of Oregon. He is a certified public accountant (CPA).

As announced earlier in 2002, Charlie Williams, the Vice President of Finance and Administration and Chief Financial Officer, who has been with the Company since 1988, will retire in July 2002, although he is expected to continue as a member of the Board of Directors.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market. The Company's common stock trading symbol is "NZYM." The following table sets forth the range of high and low sales prices for the Common Stock for the last two fiscal years as reported by Nasdaq.





	Fiscal Year Ended March 31,
	2002		2001
	High	Low	High	Low
First Quarter	$2.85	$1.78	$4.31	$2.88
Second Quarter	2.49	1.16	3.72	2.13
Third Quarter	2.10	1.20	3.44	1.50
Fourth Quarter	2.00	1.38	3.06	1.88



No dividends on the Company's Common Stock have been paid since the Company's inception and the Company does not anticipate that dividends will be paid in the foreseeable future. The number of record holders of Common Stock as of May 30, 2002 was 547.

The Company maintains the 1995 Incentive Compensation Plan and the 2000 Stock Incentive Plan pursuant to which it may grant equity awards to eligible persons. The Plans are described more fully in Note H to the Financial Statements.




	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	819,000	$1.76	571,450



The Company has no equity compensation plans not approved by security holders.


ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data were derived from the Company's financial statements audited by KPMG LLP and Arthur Andersen LLP. The following data should be read in conjunction with "Item 8. Financial Statements And Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.




	Year Ended March 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues	$ 10,876	$ 7,359	$ 12,132	$ 23,133	$ 8,321

Gross Profit (Loss)	(55)	71	4,196	10,150	3,001
Operating Income (Loss)	(2,294)	(1,751)	2,544	8,341	1,611

Net Income (Loss)	$ (1,351)	$ (841)	$ 1,942	$ 5,418	$ 1,221

Basic Earnings (Loss) Per Share	$ (0.09)	$ (0.06)	$ 0.14	$ 0.38	$ 0.09
Diluted Earnings (Loss) Per Share	$ (0.09)	$ (0.06)	$ 0.14	$ 0.38	$ 0.09

	March 31,
	2002	2001	2000	1999	1998
	(in thousands)
BALANCE SHEET DATA:
Cash and Cash Equivalents...	$ 4,214	$ 5,389	$ 6,404	$ 7,470	$ 4,976
Working Capital	11,316	11,574	12,300	12,110	8,237

Total Assets	24,229	25,995	26,917	26,230	19,364
Long-Term Debt	97	117	135	152	166
Retained Earnings	14,099	15,450	16,291	14,349	8,931
Shareholders Equity	$ 22,985	$ 24,250	$ 25,058	$ 23,027	$ 17,306




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

Fiscal 2002 results included $7.59 million revenues from PBB orders for three customers. However, the lack of other projects with significant revenues and a higher breakeven point resulting from increased expenses associated with Synthetech's plant build out contributed substantially to a second consecutive year of operating losses. Despite the loss for fiscal 2002, the Company generated $598,000 of cash from fiscal 2002 operations. This cash flow, together with its financial reserves, enabled Synthetech to continue significant improvements in its facilities and organization. The Company completed a $1.63 million investment in an on-site wastewater treatment system and hired several experienced chemists following the R&D lab remodel completed in May 2002 (see "Liquidity and Capital Resources" below).

Looking ahead to fiscal 2003, the Company has significant orders for PBBs from three projects for the customers mentioned above. These orders represent $5.90 million of the $6.20 million backlog of orders at March 31, 2002. Shipments of PBBs for these projects accounted for $7.49 million of fiscal 2002 revenues. Two of the orders are for pharmaceuticals, one of which is to support production of launch volumes of a drug in late-stage clinical trials and the other is currently in phase two clinical trials. The third order is for a cosmeceutical.

Synthetech remains well positioned for growth and active as a supplier of PBBs for several pharmaceutical development projects in clinical trials. Although the progress and timing of these projects remain outside the Company's control, we believe that there are a number of different combinations with the potential to generate substantial future revenues. (See "Industry Factors" below.)

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventory reserves, allowance for doubtful accounts and revenue recognition. We base our estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements.

Inventory Reserves

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product shelf life, estimated market values and other factors. Raw materials and work in progress are reviewed periodically by our operating personnel for obsolescence. Finished goods are reviewed periodically by operating personnel to determine if


inventory carrying costs exceed market selling prices. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Allowance for Doubtful Accounts

Credit limits are established through a process of reviewing the financial history and stability of each customer. We regularly evaluate the collectability of our trade receivable balances by monitoring past due balances. If it is determined that a customer will be unable to meet its financial obligation, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover. Bad debts have not historically been significant. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

Revenue Recognition

Revenue is recorded from customers upon product completion and delivery, title and risk of loss have been passed to the customer. Sales returns have not historically been significant, thus no reserve for sales returns has generally been provided.


OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.





	Percentage of Revenues
	Fiscal Year Ended March 31,

	2002	2001	2000

Revenues	100.0%	100.0%	100.0%
Cost of Revenues	100.5%	99.0%	65.4%
Gross Profit (Loss)	(0.5%)	1.0%	34.6%

Research and Development	6.0%	6.2%	3.6%
Selling, general and administrative	14.6%	18.5%	10.0%
Operating Income (Loss)	(21.1%)	(23.7%)	21.0%

Other Income	1.2%	5.5%	2.9%
Interest Expense	(0.1%)	(0.2%)	(0.1%)
Income (Loss) Before Income Taxes	(20.0%)	(18.4%)	23.8%

Provision (Benefit) for Income Taxes	(7.6%)	(7.0%)	7.8%
Net Income (Loss)	(12.4%)	(11.4%)	16.0%
	=====	=====	=====



Revenues

Synthetech revenues were $10.88 Million, $7.36 million, and $12.13 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively, reflecting the unpredictability and potential for significant revenue fluctuations associated with the industry environment in which the Company operates. Revenues increased 48% in fiscal 2002 as compared to fiscal 2001 and decreased 39% in fiscal 2001 as compared to fiscal 2000. Synthetech's revenue increase in fiscal 2002 compared to fiscal 2001 and the decrease in fiscal 2001 compared to fiscal 2000 were largely due to the presence or absence of individually large projects with significant revenues.

Revenues from significant orders were $7.49 million, $577,000, and $3.2 million for fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The $7.49 million of revenues in fiscal 2002 were for three orders using the Company's PBBs. The $577,000 in fiscal 2001 was for a PBB to be used in pre-launch and


market launch quantities of a cosmeceutical, a product which makes no therapeutic claims but is intended for human use. The Company is continuing to produce PBBs for this cosmeceutical. The $3.2 million revenue in fiscal 2000 was attributable to the completion of a significant PBB order for a marketed drug initially received in fiscal 1998. This order provided $10.18 million of revenue in fiscal 2000.

The Company estimates that in fiscal 2002 approximately 23% of the Company's PBB sales went into marketed drugs and the cosmeceutical, approximately 73% went into drugs in clinical trials and approximately 4% went into drugs at the R&D or discovery stage. In fiscal 2001, the Company estimates that approximately 20% of the Company's PBB sales went into marketed drugs and cosmeceuticals, approximately 72% went into drugs in clinical trials and approximately 8% went into drugs at the R&D or discovery stage. In fiscal 2000, the Company estimates that approximately 31% of the Company's PBB sales went into marketed drugs, approximately 65% went into drugs in clinical trials and approximately 4% went into drugs at the R&D or discovery stage. These estimates are based on an analysis of the Company's sales, publicly available information and information to the extent available from customers.

The level of Synthetech's business from period to period continues to be unpredictable to a large extent. Although PBB sales associated with marketed drugs are more likely to provide a longer term, ongoing revenue stream than sales associated with drugs at the clinical or discovery stages, continuation of customer demand for PBBs associated with marketed drugs remains subject to various market conditions, including potential use of alternative manufacturing routes, continued market demand for the drug and competition from other suppliers of PBBs. For example, the customer to whom the Company shipped $3.2 million for a fiscal 2000 PBB order adopted an alternative, lower-cost manufacturing route that does not use Synthetech's PBB and has not placed any additional orders. Accordingly, while significant orders for marketed drugs can provide substantial and predictable revenues for the duration of the orders, we expect revenues to continue to fluctuate from period to period.

The level of Synthetech's business from period to period at the clinical and discovery stages remains unpredictable as well. For example, in the third quarter of fiscal 2000 the Company received a $3.6 million order for use in a drug in clinical trials. The customer's inability to source raw materials in a timely manner for the order, and a subsequent curtailed and revised scope of this project, resulted in only $712,000 of product being shipped during fiscal 2000 and the payment to the Company of a $660,000 idle equipment reservation fee in the fourth quarter of fiscal 2000. Under the revised scope of this project, Synthetech received $2.35 million for this project in the first half of fiscal 2001 but received no additional orders.

With this industry environment, it is difficult to predict with certainty the level of future business. The Company's backlog of PBB orders at March 31, 2002 was $6.20 million compared to a backlog at March 31, 2001 of $3.89 million. This backlog includes a $2.96 million order for the supply of PBBs to support production of a pharmaceutical in phase two clinical trials, $2.35 million to support production of launch volumes of a drug in late-stage clinical trials and $585,000 for ongoing volumes of a cosmeceutical. These orders reflect continuing requirements for the respective PBBs, pending favorable results in clinical trials, in market launch and other factors. The Company expects that additional orders will be received during fiscal 2003. All three of Synthetech's customers for these projects have indicated that there will be orders for additional production in fiscal 2003. We believe these potential additional orders could provide significant revenues during the second half of fiscal 2003.

Synthetech remains well positioned for growth and active as a supplier of PBBs for several pharmaceutical development projects in clinical trials. Although the progress and timing of these projects


remain outside the Company's control, there are a number of different combinations with the potential to generate substantial future revenues. (See "Industry Factors" below.)

Gross Profit (Loss)

Cost of revenues in fiscal 2002 was $10.93 million, resulting in a gross loss of $55,000. The gross loss of $55,000 in fiscal 2002 compared to the gross profit of $71,000 in fiscal 2001 represented a 177% decrease. Gross profit decreased to $71,000 in fiscal 2001 from $4.20 million in fiscal 2000. This reflects a 98.3% decrease in gross profit in fiscal 2001 from fiscal 2000. As a percentage of revenues, gross profit (loss) margins were (0.5)%, 1.0% and 34.6% in fiscal 2002, 2001 and fiscal 2000, respectively.

Cost of revenues includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period, including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory. The plant expansions over the past several years and recent increases to personnel have significantly contributed to the increase in fixed manufacturing costs included in cost of revenues in fiscal 2002 as compared to fiscal 2001. In addition, cost of revenues in fiscal 2002 included added costs associated with approximately $921,000 in inventory write-offs primarily resulting from production batches not meeting specification. The decrease in the gross profit margins for fiscal 2001 as compared to fiscal 2000 principally reflected the downward pressure caused by a lower level of revenues in fiscal 2001 combined with the increased manufacturing overhead cost associated with the plant expansions. Cost of revenues included $3.83 million, $3.60 million, and $3.17 million in fiscal 2002, fiscal 2001, and fiscal 2000, respectively, of unallocated manufacturing overhead (i.e., cost not directly allocable to production projects). To a lesser extent, the gross loss in fiscal 2002 was impacted by lower than expected yields and product rework associated with production scale up of certain existing products and initial production batches of certain new products. (See "Industry Factors" below.)

Operating Expenses

Research and development expense increased to $651,000 or 6.0% of sales, in fiscal 2002, from $458,000, or 6.2% of sales, in fiscal 2001. R&D expense was $436,000, or 3.6%, in fiscal 2000. The increase in R&D expense in fiscal 2002 primarily reflected increased depreciation costs and supplies expense associated with the lab remodel completed in May of 2001, and the hiring of additional staff during the year. The Company expects R&D expense to increase in future periods due to the hiring of additional R&D staff in connection with the expanded capacity that resulted from the completion of the R&D lab remodel.

Selling, general and administrative (SG&A) expense was $1.59 million, $1.36 million and $1.22 million, in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. The increase in SG&A expense in fiscal 2002 compared to fiscal 2001 primarily reflected the increased cost associated with the addition of a member to the Company's marketing staff. The increase in SG&A in fiscal 2001 from fiscal 2000 principally reflected an increase in salary in these groups and due to an increase in headcount. SG&A as a percentage of sales was 14.6%, 18.5% and 10.0% for fiscal 2002, fiscal 2001 and fiscal 2000, respectively.

Operating Income (Loss)

The Company's operating loss increased to $2.29 million in fiscal 2002 from $1.75 million in fiscal 2001. Operating income was $2.54 million in fiscal 2000. In fiscal 2002, Company-wide labor costs increased to $2.99 million from $2.31 million in fiscal 2001, principally reflecting the increase in compensation


expense due to an increase in headcount. In fiscal 2001, Company-wide labor costs decreased to $2.31 million from $2.36 million in fiscal 2000, principally reflecting the absence of an employee bonus pool. The employee bonus pool has not been in effect since fiscal 2000 due to the Company's financial results.

Other Income, net

The $127,000 other income, net in fiscal 2002 included $123,000 in interest earnings plus miscellaneous earnings. The $408,000 other income, net in fiscal 2001 included $410,000 in interest earnings less miscellaneous expenses. The $361,000 other income, net in fiscal 2000 included $364,000 of interest earnings less miscellaneous expenses. Interest earnings are the result of cash invested in interest bearing money market accounts.

Net Income (Loss)

In fiscal 2002, the Company had a $2.18 million loss before income taxes. Due to this loss, the Company received an income tax benefit of $828,000, resulting in a net loss of $1.35 million for fiscal 2002. In fiscal 2001, the Company had a $1.36 million loss before income taxes. Due to this loss, the Company received an income tax benefit of $515,000, resulting in a net loss of $841,000 for fiscal 2001. In fiscal 2000, the Company earned $2.89 million before income taxes. A provision for income taxes of $949,000 resulted in net income of $1.94 million. The effective tax rates for the Company were 38.0%, 38.0% and 32.8% in fiscal 2002, 2001 and 2000, respectively. The lower effective tax rate for fiscal 2000 reflects the Company being in a profit position rather than a loss position and the resulting utilization of the foreign sales corporation tax benefit in fiscal 2002 and 2001.

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

The three stages of the drug development process include: R&D or discovery stage, clinical trial stage and marketed drug stage. Synthetech's customers can spend years researching and developing new drugs, and take only a small percentage to clinical trials and fewer yet to commercial market. A substantial amount of the activity continues to occur at the earlier stages of research and development and clinical trials. The market for peptide and peptidomimetic small molecule drugs is still developing.

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

The size of the PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of PBBs for marketed drugs can also provide an opportunity for continuing,


longer-term sales. While not subject to the same high cancellation rate faced by discovery- and clinical trial-stage drug development programs, the demand for the approved drugs remains subject to many uncertainties, including the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes that may not include the Company's PBBs as an intermediate. Finally, with longer-term, significant or large-scale orders, the Company expects increased competition to supply these PBBs.

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

Production factors

Synthetech has a full cycle "grams to tons" production capability and has made over 400 products. With over 15 years of experience, Synthetech has developed extensive PBB process technology and is recognized as one of the leaders in this area. Nevertheless, initial batches of new products and scaling up production processes of existing products may result in significantly lower than expected yields and extended processing time, and may require substantial rework to meet the required specification. These factors could cause increased costs and delay shipments and, thus, affect periodic operating results.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had working capital of $11.316 million compared to $11.57 million at March 31, 2001. The Company's cash and cash equivalents at March 31, 2002 totaled $4.21 million compared to $5.39 million at March 31, 2001. This $1.18 million reduction in cash and cash equivalents principally reflected $1.77 million of capital expenditures partially offset by $598,000 received from operating activities during fiscal 2002. The Company invests its cash in low-risk money market accounts. In addition, the Company has a $1 million unsecured bank line of credit that had no amount outstanding at March 31, 2002.

The increase in accounts receivable to $2.17 million at March 31, 2002 from $1.18 million at March 31, 2001 primarily reflected differences in the timing of shipments between the periods. The decrease in income tax receivable to $672,000 at March 31, 2002 from $924,000 at March 31, 2001 reflected changes in the tax benefit for fiscal 2002. The decrease in inventory to $4.40 million at March 31, 2002 from $4.51 million at March 31, 2001 primarily reflected a decrease in finished goods. The decrease in accounts payable to $465,000 at March 31, 2002 from $781,000 at March 31, 2001 primarily reflected the reduction of expenditure commitments related to capital projects between the two periods.

In fiscal 2002, the Company completed the wastewater treatment system that it began in fiscal 2001 with preliminary design work and some purchases of equipment. The total investment in the on-site wastewater treatment system was $1.63 million. The system began initial start-up operations in September 2001 and was fully operational in November 2001.


The Company had approximately $1.77 million of capital expenditures during fiscal 2002 which included $556,000 for equipment and equipment upgrades in the existing plant, $84,000 for completion of the R&D lab remodel, and $1.13 million for equipment purchases and installation relating to the wastewater treatment system. The Company anticipates total fiscal 2003 capital expenditures for the existing plant to be approximately $1.05 million, and an additional $400,000 to purchase property and office space adjacent to the Company and to equip the office space. The Company expects to finance all capital expenditures from internal cash flow and does not anticipate the need for any new debt or equity financing.

The Company owns its facility and all of its equipment. See Note D to Financial Statements for a description of the Company's property, plant and equipment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Synthetech's primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our cash deposits and cash equivalents. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of Synthetech's investments.

Substantially all of the Synthetech's purchases and sales are denominated in U.S. dollars and as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Synthetech does not currently hedge against foreign currency rate fluctuations. The effect of an immediate 10% change in exchange rates would not have a material impact on the Synthetech's operating results or cash flows.

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. We use words such as "anticipates," "believes," "expects," "future' and "intends" and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause our actual results to differ significantly from management's expectations are described in the section entitled "Factors Affecting Future Results" This section along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management's expectations. We undertake no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that we file from time to time with the Securities and Exchange Commission.



Independent Auditors' Report

The Board of Directors and Shareholders

Synthetech, Inc.:

We have audited the accompanying balance sheet of Synthetech, Inc. as of March 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon	/s/ KPMG LLP

May 13, 2002


THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Synthetech, Inc.:

We have audited the accompanying balance sheet of Synthetech, Inc. (an Oregon corporation) as of March 31, 2001, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Portland, Oregon,

May 15, 2001



SYNTHETECH, INC.

BALANCE SHEETS
-------------------------

	March 31,	March 31,
	2002	2001
-----------------------------------------	----------	----------

ASSETS
-----------

CURRENT ASSETS:
Cash and cash equivalents	$ 4,214,000	$ 5,389,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,167,000	1,171,000
Inventories	4,398,000	4,513,000
Prepaid expenses	426,000	404,000
Income tax receivable	672,000	924,000
Deferred income taxes	116,000	146,000
Other current assets	7,000	-
	---------------	---------------
TOTAL CURRENT ASSETS	12,000,000	12,547,000

PROPERTY, PLANT AND EQUIPMENT, at cost, net	12,229,000	13,448,000

	---------------	---------------
TOTAL ASSETS	$ 24,229,000	$ 25,995,000
	==========	===========

The accompanying notes are an integral part of these financial statements.





SYNTHETECH, INC.

BALANCE SHEETS
-------------------------
(continued)

	March 31,	March 31,
	2002	2001
---------------------------------------------------------------	----------	----------
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------

CURRENT LIABILITIES:
Current portion of long term obligations	$ 20,000	$ 46,000
Accounts payable	465,000	781,000
Accrued compensation	138,000	118,000
Deferred revenue	-	17,000
Other accrued liabilities	61,000	11,000
	---------------	---------------
TOTAL CURRENT LIABILITIES	684,000	973,000

DEFERRED INCOME TAXES	463,000	655,000

LONG TERM OBLIGATIONS, net of current portion	97,000	117,000

SHAREHOLDERS' EQUITY:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,307,000 and 14,280,000 shares	14,000	14,000
Paid-in capital	8,933,000	8,858,000
Deferred compensation	(61,000)	(72,000)
Retained earnings	14,099,000	15,450,000
	---------------	---------------
TOTAL SHAREHOLDERS' EQUITY	22,985,000	24,250,000
	---------------	---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 24,229,000	$ 25,995,000
	==========	==========

The accompanying notes are an integral part of these financial statements.





SYNTHETECH, INC.

STATEMENTS OF OPERATIONS
--------------------------------------------

For The Year Ended March 31,	2002	2001	2000
---------------------------------------	----------	----------	----------

REVENUES	$ 10,876,000	$ 7,359,000	$ 12,132,000
COST OF REVENUES	10,931,000	7,288,000	7,936,000
	--------------	--------------	--------------
GROSS PROFIT (LOSS)	(55,000)	71,000	4,196,000
	--------------	--------------	--------------
RESEARCH AND
DEVELOPMENT	651,000	458,000	436,000
SELLING, GENERAL AND
ADMINISTRATIVE	1,588,000	1,364,000	1,216,000
	--------------	--------------	--------------
OPERATING EXPENSE	2,239,000	1,822,000	1,652,000
	--------------	--------------	--------------
OPERATING INCOME (LOSS)	(2,294,000)	(1,751,000)	2,544,000

OTHER INCOME, net	127,000	408,000	361,000
INTEREST EXPENSE	(12,000)	(13,000)	(14,000)
	--------------	--------------	--------------
INCOME (LOSS) BEFORE
INCOME TAXES	(2,179,000)	(1,356,000)	2,891,000

PROVISION (BENEFIT) FOR
INCOME TAXES	(828,000)	(515,000)	949,000
	--------------	--------------	--------------
NET INCOME (LOSS)	$ (1,351,000)	$ (841,000)	$ 1,942,000
	=========	=========	=========

BASIC EARNINGS (LOSS) PER
SHARE	$ (0.09)	$ (0.06)	$ 0.14
	=========	=========	=========

DILUTED EARNINGS (LOSS) PER
SHARE	$ (0.09)	$ (0.06)	$ 0.14
	=========	=========	=========

The accompanying notes are an integral part of these financial statements.




SYNTHETECH, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------

	COMMON STOCK
	------------------------------		PAID-IN	DEFERRED	RETAINED
	SHARES	AMOUNT	CAPITAL	COMPEN-SATION	EARNINGS	TOTAL
	-----------	-----------	----------	-----------	-----------	-----------
	14,252,000	$ 14,000	$ 8,740,000	$ (76,000)	$ 14,349,000	$ 23,027,000
Net income	-	-	-	-	1,942,000	1,942,000
Issuance of stock for the exercise of
stock options	25,000	-	15,000	-	-	15,000
Compensation on stock options granted	-	-	10,000	(10,000)	-	-
Amortization of deferred compensation	-	-	-	46,000	-	46,000
Income tax benefit of disqualifying
dispositions	-	-	7,000	-	-	7,000
Income tax benefit of non-qualified option
exercises	-	-	21,000	-	-	21,000
	-----------	-----------	-----------	-----------	-----------	-----------
BALANCE, March 31, 2000	14,277,000	14,000	8,793,000	(40,000)	16,291,000	25,058,000
Net loss	-	-	-	-	(841,000)	(841,000)
Issuance of stock for the exercise of
stock options	3,000	-	1,000	-	-	1,000
Compensation on stock options granted	-	-	61,000	(61,000)	-	-
Amortization of deferred compensation	-	-	-	29,000	-	29,000
Income tax benefit of non-qualified option
exercises	-	-	3,000	-	-	3,000
	-----------	-----------	-----------	-----------	-----------	-----------
BALANCE, March 31, 2001	14,280,000	14,000	8,858,000	(72,000)	15,450,000	24,250,000
Net loss	-	-	-	-	(1,351,000)	(1,351,000)
Issuance of stock for purchases under the
Employee Stock Purchase Plan	27,000	-	42,000	-	-	42,000
Compensation on stock options granted	-	-	33,000	(15,000)	-	18,000
Amortization of deferred compensation	-	-	-	26,000	-	26,000
	-----------	-----------	-----------	-----------	-----------	-----------
BALANCE, March 31, 2002	14,307,000	$ 14,000	$ 8,933,000	$ (61,000)	$ 14,099,000	$ 22,985,000
	========	========	========	==========	===========	=========

The accompanying notes are an integral part of these financial statements.




SYNTHETECH, INC.
STATEMENTS OF CASH FLOWS
---------------------------------------------

For The Year Ended March 31,	2002	2001	2000
--------------------------------------	----------	----------	----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (1,351,000)	$ (841,000)	$ 1,942,000
Adjustments to reconcile net income (loss) to
Net cash provided by operating activities:
Depreciation, amortization and other	2,932,000	2,463,000	1,933,000
Other non-cash items, net	100,000	63,000	49,000
Income tax benefits from non-qualified stock option exercises
and disqualifying dispositions	-	3,000	28,000
Deferred income taxes	(162,000)	167,000	(21,000)
(Increase) decrease in assets:
Accounts receivable, net	(996,000)	1,262,000	981,000
Inventories	115,000	(401,000)	(753,000)
Prepaid expenses	(22,000)	(119,000)	(1,000)
Income tax receivable	252,000	(787,000)	(137,000)
Other current assets	(7,000)	31,000	(26,000)
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	(246,000)	229,000	(1,815,000)
Deferred revenue	(17,000)	(527,000)	500,000
	--------------	--------------	--------------
Net cash provided by operating activities	598,000	1,543,000	2,680,000
	--------------	--------------	--------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases, net	(1,769,000)	(2,539,000)	(3,746,000)
	--------------	--------------	--------------
Net cash used in investing activities	(1,769,000)	(2,539,000)	(3,746,000)
	--------------	--------------	--------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt obligations	(46,000)	(20,000)	(15,000)
Proceeds from stock option exercises	-	1,000	15,000
Proceeds from stock purchase plan	42,000	-	-
	--------------	--------------	--------------
Net cash used in financing activities	(4,000)	(19,000)	-
	--------------	--------------	--------------
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,175,000)	(1,015,000)	(1,066,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
YEAR	5,389,000	6,404,000	7,470,000
	--------------	--------------	--------------
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 4,214,000	$ 5,389,000	$ 6,404,000
	=========	=========	=========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Compensation on stock options granted at below fair value	$ 15,000	$ 61,000	$ 10,000
Mature shares exchanged for the exercise of stock options	$ -	$ -	$ 94,000
Equipment purchased with capital lease	$ -	$ 31,000	$ -

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

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over seven to forty years for buildings and land improvements, and five to seven years on all other property. When property is sold or retired, the cost and accumulated depreciation are removed from the accounts and the resulting gain or loss is recorded in the statement of operations.

Revenue Recognition: Sales of products are recognized when products are delivered and title and risk of loss have been passed to the customer. The Company has not experienced any significant history of sales returns and, thus, no reserve for sales returns has been provided.


NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk: Financial instruments, which potentially expose the Company to concentrations of credit risk, consist primarily of accounts receivable. At March 31, 2002, two customers had accounts receivable balances of 57% and 15% of total accounts receivable. At March 31, 2001, two customers had accounts receivable balances of 37% and 15% of total accounts receivable. At March 31, 2000, two customers had accounts receivable balances of 68% and 15% of total accounts receivable.

Research and Development Costs: Research and development costs are generally expensed as incurred.

Earnings (Loss) Per Share: Basic earnings (loss) per share (EPS) are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. The following is a reconciliation of the shares used to calculate basic earnings (loss) per share and diluted earnings (loss) per share:





	2002	2001	2000
Weighted average shares outstanding for
basic EPS	14,288,076	14,277,767	14,256,761

Dilutive effect of common stock options issuable under treasury stock method	-	-	37,938

Weighted average common and common equivalent shares outstanding for diluted EPS	14,288,076	14,277,767	14,294,699
	========	========	========



The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:





	2002	2001	2000
Common stock options outstanding	819,000	748,600	514,300




NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Supplemental cash flow disclosures are as follows:





  Cash Paid During The Year For:

	2002	2001	2000
Income Taxes, net of refunds	$ -	$ 101,000	$1,640,000
Interest	$ 12,000	$ 13,000	$ 14,000


New Accounting Pronouncements:

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 137 establishes accounting and reporting standards for all derivative instruments and is effective for fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS 137. The Company does not currently have any derivative instruments and, accordingly, the adoption of these standards in fiscal 2002 did not have an impact on its financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. SFAS No. 142 becomes effective for fiscal years beginning after December 15, 2001, with early adoption permitted for entities with fiscal years beginning after March 15, 2001. The adoption of SFAS No. 141 and SFAS 142 did not have an impact on financial condition or results of operations.

In August 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective beginning with fiscal year 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 will be effective beginning in fiscal 2003. The adoption of SFAS Nos. 143 and 144 will not have a significant impact on the Company's financial condition or results of operations.

Reclassification: Certain reclassifications were made to prior year amounts to conform with the current year presentation.

Comprehensive Income or Loss: The Company has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.


NOTE C.	INVENTORIES





The major components of inventories are as follows:

	March 31,
	2002	2001
Finished products	$ 1,991,000	$ 2,140,000
Work-in-process	1,281,000	1,255,000
Raw materials	1,126,000	1,118,000
	$ 4,398,000 =========	$ 4,513,000 =========


NOTE D.	PROPERTY, PLANT AND EQUIPMENT





Property, plant and equipment consist of the following:

	March 31,
	2002	2001
Land	$ 91,000	$ 91,000
Buildings	6,330,000	5,442,000
Machinery and equipment	14,800,000	12,716,000
Laboratory equipment	1,005,000	518,000
Furniture and fixtures	372,000	334,000
Vehicles	125,000	125,000
Construction in progress	276,000	2,063,000
	22,999,000	21,289,000

Less:
Accumulated depreciation	10,770,000	7,841,000
	$ 12,229,000 =========	$ 13,448,000 =========




NOTE E.	INCOME TAXES

The Company accounts for income taxes under the asset and liability method as defined by the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts and tax balances of existing assets and liabilities. Deferred tax assets and liabilities are measured using the enacted rates expected to apply to taxable income in the years during which those temporary differences are expected to be recovered or settled.

The provision (benefit) for income taxes in fiscal 2002, fiscal 2001 and fiscal 2000 included a deferred tax (benefit) provision of ($162,000), $167,000 and ($21,000), respectively.

Total deferred tax assets and liabilities at March 31, 2002 were $387,000 and $734,000, respectively. Total deferred tax assets and liabilities at March 31, 2001 were $146,000 and $655,000, respectively. Individually significant differences included book/tax depreciation differences which were recorded as a deferred tax liability of $734,000 and $655,000 at March 31, 2002 and March 31, 2001, respectively. As of March 31, 2002, the Company had gross state net operating loss carryforwards of $4,115,000, which expire beginning in fiscal 2016.





The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

	2002	2001	2000
Statutory federal tax rate	34.0%	34.0%	34.0%
State taxes	4.4	4.4	4.4
Foreign sales corporation benefit	-	-	(5.7)
Other	(0.4)	(0.4)	0.1
Effective tax rate	38.0% =====	38.0% =====	32.8% =====


NOTE F.	LINE OF CREDIT

The Company has a line of credit available with a bank in the amount of $1 million with an applicable interest rate equal to the bank's prime lending rate, which was 4.75% at March 31, 2002. There were no amounts outstanding at the end of the fiscal 2002. This line of credit has a one-year term and is renewable on September 1, 2002.


NOTE G.	LONG TERM OBLIGATIONS

In 1997, the Company entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with the Company's plant expansion. The note bears interest of 9.0% per annum and is due in monthly installments of $2,459 through February 2007. The note is secured by the Company's property, plant and equipment. The remaining balance of the note payable was $117,000 and $135,000, as of March 31, 2002 and 2001, respectively.

In 2001, the Company purchased equipment of $31,000 with a capital lease. At March 31, 2001, the remaining lease obligation was $28,000. Subsequent to March 31, 2001, the Company paid off the lease obligation in its entirety.

NOTE H.	SHAREHOLDERS' EQUITY

In July 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, the Company declared a dividend of one common share purchase right (a "Right") for each share of common stock outstanding at the close of business on August 4, 1998. The Rights are attached to, and automatically trade with, the outstanding shares of the Company's common stock. Under certain conditions, each right may be exercised to purchase one share of common stock at a purchase price of $30 per share, subject to adjustment. In the event that a person or group acquires 15% or more of the Company's common stock, each Right will entitle all other shareholders to purchase from the Company common stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each shareholder with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights. The Company is entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in July 2008 or the time that a person or group has acquired a 15% position. The Rights do not have voting or distribution rights.

The 2000 Stock Incentive Plan (the Plan) authorized 500,000 shares of the Company's stock to be issued plus an aggregate maximum of 893,450 from the 1990 and 1995 plans. The Plan is the successor to the Amended and Restated 1990 Stock Option Plan and the 1995 Incentive Compensation Plan. No further grants will be made under the 1990 and 1995 plans. The Company has 1,390,450 shares available for issuance at March 31, 2002. The options granted under the Plan generally vest 25% each year and are 100% vested after 4 years from the beginning of the fiscal year in which the options are granted. However, to a lesser extent, some options vest from 25% after each year of employment and 100% after 4 years of employment, some vest over two to five years. Options granted under this plan have a maximum term of 10 years.


NOTE H.	SHAREHOLDERS' EQUITY (CONTINUED)

On July 17, 2001, options for 521,900 shares of Synthetech stock granted were cancelled pursuant to an option exchange program. The cancelled options had exercise prices ranging from $3.69 per share to $8.50 per share. On January 22, 2002, options for 521,900 shares of Synthetech stock were granted under the 2000 Stock Incentive Plan, pursuant to the option exchange program at an exercise price of $1.48, the then fair value. These options vest 50% on the grant date and 25% after each subsequent year from the grant date. These options will be fully vested two years after the grant date. This option exchange program has been accounted for as a fixed plan pursuant to FASB Interpretation (FIN) 44 and its related interpretations.

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

The Company has elected to account for its stock-based compensation plan under APB 25. However, the Company has computed, for pro forma disclosure purposes, the value of all options granted during fiscal 2002, fiscal 2001 and fiscal 2000 using the Black-Scholes option-pricing model as prescribed by SFAS 123, using the following weighted average assumptions for grants in fiscal 2002, fiscal 2001 and fiscal 2000:





Fiscal Year	2002	2001	2000
Risk-free interest rate	4.91%	5.57%	5.50%
Expected dividend yield	0%	0%	0%
Expected life	4.26 years	4.83 years	3.84 years
Expected volatility	55%	54%	55%



The total value of options granted during fiscal 2002, fiscal 2001 and fiscal 2000 would be amortized on a pro forma basis over the vesting period of the options. Using the Black-Scholes methodology, the total value of options granted during fiscal 2002, fiscal 2001 and fiscal 2000 was $448,000, $374,000 and $299,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value per option granted during fiscal 2002, fiscal 2001 and fiscal 2000 was $0.77, $1.76 and $2.18, respectively. If the Company had accounted for these options in accordance with SFAS 123, the Company's net income (loss) and earnings (loss) per share would have decreased or increased as reflected in the following pro forma amounts:


NOTE H.	SHAREHOLDERS' EQUITY (CONTINUED)





	Year ended March 31,
	2002	2001	2000
Net income (loss):
As reported	$(1,351,000)	$ (841,000)	$ 1,942,000
Pro forma	$(1,539,000)	$(1,159,000)	$ 1,453,000
Basic earnings (loss) per share:
As reported	$(0.09)	$(0.06)	$0.14
Pro forma	$(0.11)	$(0.08)	$0.10
Diluted earnings (loss) per share:
As reported	$(0.09)	$(0.06)	$0.14
Pro forma	$(0.11)	$(0.08)	$0.10



Activity under the Amended and Restated 1990 Stock Option Plan, 1995 Incentive Compensation Plan and 2000 Stock Incentive Plan over the last three fiscal years is summarized as follows:


	Year ended March 31,
	2002		2001		2000
		Wtd. Avg.		Wtd. Avg.		Wtd. Avg.
	Shares	Ex. Price	Shares	Ex. Price	Shares	Ex. Price
Options outstanding at beginning of year	748,600	$5.33	732,800	$6.15	659,513	$6.26
Granted	601,400	1.52	209,400	2.84	137,000	4.32
Exercised	0	0.00	(3,000)	0.51	(41,713)	2.60
Cancelled	(531,000)	6.52	(190,600)	5.80	(22,000)	5.03
Options outstanding at end of year	819,000	$1.76	748,600	$5.33	732,800	$6.15
	=======	====	======	====	======	====

Exercisable at end of year	441,127	$1.84	498,050	$6.31	488,300	$6.67

Weighted average fair value of options
Granted at market value	-	$0.75	-	$1.69	-	$2.13
Weighted average fair value of options
Granted at below market value	-	$1.76	-	$2.17	-	$3.18



NOTE H.	SHAREHOLDERS' EQUITY (CONTINUED)

The following table sets forth the exercise price range, number of shares outstanding at March 31, 2002, weighted average remaining contractual life, weighted average exercise price, number of exercisable shares and weighted average exercise price of exercisable options by groups of similar price and grant date:


Options Outstanding				Options Exercisable
		Wtd. Avg.
Exercise	Outstanding	Remaining	Wtd. Avg.
Price	Shares	Contractual	Exercise	Exercisable	Wtd. Avg.
Range	at 3/31/02	Life (Years)	Price	Shares	Exercise Price
$0.30-$1.08	65,000	8.37	$0.61	28,875	$0.77
$1.48-$1.81	591,900	9.37	1.51	330,952	1.53
$2.15-$4.56	158,100	8.48	3.08	77,300	3.34
$6.25-$8.50	4,000	6.04	6.25	4,000	6.25
	819,000 ======			441,127 ======


NOTE I.	401(k) PROFIT SHARING PLAN

The Company established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 15% of compensation and includes a Company matching contribution. The Company's matching contribution is $.50, $.75 or $1.00 for each $1.00 contributed up to 10% of compensation depending on the employee's length of service with the Company. The Company contribution becomes fully vested for each employee after 5 years of employment. The Company matching contribution for fiscal years 2002, 2001 and 2000 was $90,000, $91,000 and $73,000, respectively.

NOTE J.	SEGMENT INFORMATION

Long lived assets, other than in the United States, are not material.

Significant Customers: During fiscal year 2002, three customers accounted for approximately 29%, 21% and 20% of revenues. During fiscal year 2001, two customers accounted for approximately 32% and 12% of revenues. During fiscal year 2000, three customers accounted for approximately 29%, 19% and 14% of revenues.


NOTE J.	SEGMENT INFORMATION (CONTINUED)





The following table reflects sales and percent of total sales by geographic area for the year ended March 31,

	2002		2001		2000
United States	$ 9,440,000	86.8%	$ 5,697,000	77.5%	$ 5,738,000	47.3%
Europe	1,338,000	12.3	1,531,000	20.8	4,807,000	39.6
Mexico	-	-	-	-	1,522,000	12.6
Japan	19,000	-	126,000	1.7	53,000	0.5
Other	79,000	0.9	5,000	-	12,000	-
Total	$ 10,876,000 =========	100% ====	$ 7,359,000 =========	100% ====	$ 12,132,000 =========	100% ====



NOTE K.	SUBSEQUENT EVENT

On May 10, 2002, the Company agreed to purchase property adjacent to its site for $325,000. The adjacent property includes office and warehouse space into which the Company plans to expand.


Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page 20 of this document. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2002 is as follows:


	Year Ended March 31, 2002
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$ 2,322	$ 2,409	$ 3,138	$ 3,007
Gross profit (loss)	12	(677)	857	(247)
Operating income (loss)	(579)	(1,210)	307	(812)
Net income (loss)	(327)	(731)	203	(496)
Basic and diluted earnings (loss) per share	$ (0.02)	$ (0.05)	$ 0.01	$ (0.03)

	Year Ended March 31, 2001
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter (1)	Quarter	Quarter	Quarter

Revenue	$ 2,698	$ 1,082	$ 1,413	$ 2,166
Gross profit (loss)	961	(410)	(344)	(136)
Operating income (loss)	475	(863)	(741)	(622)
Net income (loss)	354	(465)	(397)	(333)
Basic and diluted earnings (loss) per share	$ 0.02	$ (0.03)	$ (0.03)	$ (0.02)

(1) Reflects the reversal of a $73,000 equipment write down previously reported in the first quarter of Fiscal 2001.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 9, 2002, the Company dismissed Arthur Andersen LLP as its independent public accountants and engaged KPMG LLP as its new independent public accountants. The members of the Company's Audit Committee participated in the decision to dismiss Arthur Andersen and the dismissal was approved by the Company's Board of Directors. The engagement of KPMG was recommended by the Company's Audit Committee and approved by its Board of Directors.

None of Arthur Andersen's reports on the Company's consolidated financial statements for the fiscal years ended March 31, 2001 and 2002 contained an adverse opinion or disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended March 31, 2001 and 2002 and through May 9, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter of the disagreements in connection with their reports on the Company's consolidated financial statements for such years or such period, and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended March 31, 2001 and 2002 and through May 9, 2002, the Company did not consult KPMG regarding the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

The Company has not been able to obtain Arthur Andersen's consent to incorporate by reference the audited financial statements for the fiscal years ended March 31, 2001 and 2000 into the Company's existing registration statements.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required about our executive officers by this item is included in Item 1 of this report under the caption "Executive Officers of the Registrant." The remaining information required by this item is included in our Proxy Statement for our 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2002 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included in our Proxy Statement for our 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2002 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included in our Proxy Statement for our 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2002 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included in our Proxy Statement for our 2002 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2002 and is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The information required by this item is included under Item 8 of this Report.

(a)(3) EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K and this list is intended to constitute the exhibit index:

Exhibit No.	Description	Sequential Page No.

3(i)1 Articles of Incorporation of Synthetech, Inc., as amended.

3(ii)2 Bylaws of Synthetech, Inc., as amended.

43 Synthetech, Inc. and American Securities Transfer and Trust,
Inc. Rights Agent, Rights Agreement dated July 23, 1998.

10.14 Amendment No. 1 to Stock and Warrant Purchase Agreement
between the Company and JB dated as of March 26, 1996.

10.25 1995 Incentive Compensation Plan, as amended.

10.36 Promissory Note dated August 26, 1998 from Synthetech, Inc. to
United States National Bank of Oregon.

10.46 Letter Agreement dated August 26, 1998 between Synthetech, Inc.
and United States National Bank of Oregon.

10.55 Nonqualified Stock Option dated as of November 7, 1996 to purchase 50,000 shares of Common Stock issued to Howard L. Farkas.

10.65 Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Howard L. Farkas.

10.75 Nonqualified Stock Option dated as of November 7, 1996 to purchase 15,000 shares of Common Stock issued to Page E. Golsan III.

10.87 Form of contract entered into by each of Mr. Philip L. Knutson,
Mr. M. Sreenivasan and Mr. Charles B. Williams dated July 18, 1997.

10.96 Bonus for M. Sreenivasan granted October 1, 1998.


10.108+ 2000 Stock Incentive Plan.

10.11 Revolving Credit Note and Agreement dated as of September 27, 2001 between Synthetech, Inc. and U.S. Bank N.A.

21.1 Subsidiaries of the Registrant.

23.1 Consent of KPMG LLP.

__________________________

+ Management contract or compensatory plan.

1 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

2 Incorporated by reference to the exhibits filed with registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

3Incorporated by reference to the exhibits filed with registrant's Registration Statement on Form 8-A (File No. 000-12992) as filed with the Securities and Exchange Commission on July 24, 1998.

4Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1996.

5 Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

6Incorporated by reference to the exhibits filed with registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

7Incorporated by reference to the exhibits filed with registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997.

8Incorporated by reference to the exhibits filed with registrant's Tender Offer Statement on Schedule TO (File No. 005-36505) as filed with the Securities and Exchange Commission on June 15, 2001.

(b) Reports on Form 8-K

None.

(c) See (a) (3) above.

  See (a) (1) and (2) above.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 13, 2002	SYNTHETECH, INC. (Registrant) By /s/ M. ("Sreeni") Sreenivasan M. ("Sreeni") Sreenivasan President and Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ M. ("Sreeni") Sreenivasan M. ("Sreeni") Sreenivasan	President, Chief Executive Officer (Principal Executive Officer) and Board Member	June 13, 2002
/s/ Charles B. Williams Charles B. Williams	Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer), and Board Member	June 13, 2002
/s/ Paul C. Ahrens Paul C. Ahrens	Chairman of the Board of Directors	June 13, 2002
/s/ David R. Clarke David R. Clarke	Member of the Board of Directors	June 13, 2002
/s/ Daniel T. Fagan Daniel T. Fagan	Member of the Board of Directors	June 13, 2002
/s/ Howard L. Farkas Howard L. Farkas	Member of the Board of Directors	June 13, 2002
/s/ Edward M. Giles Edward M. Giles	Member of the Board of Directors	June 13, 2002
/s/ Page E. Golsan, III Page E. Golsan, III	Member of the Board of Directors	June 13, 2002

