Form 10-Q
period 2002-06-30
SYNTHETECH INC
filed 2002-08-12
CIK 749290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from_______________to_______________


           COMMISSION FILE NUMBER 0-12992


                                SYNTHETECH, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              OREGON                                            84-0845771
    -------------------------------                          ----------------
    (State or Other Jurisdiction of                           (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)


  1290 INDUSTRIAL WAY, ALBANY, OREGON                             97322
----------------------------------------                        ----------
(Address of Principal Executive Offices)                        (Zip Code)


                                 (541) 967-6575
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   -----       -----

     The number of shares of the registrant's common stock, $.001 par value, outstanding as of August 12, 2002 was 14,307,468.

================================================================================

                                 SYNTHETECH, INC


                                      INDEX



                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

           Item 1.   Condensed Financial Statements

                     Balance Sheets .......................................  3
                     Statements of Operations .............................  5
                     Statements of Cash Flows .............................  6
                     Notes to Unaudited Condensed Financial Statements ....  7

           Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ................ 11

           Item 3.   Quantitative and Qualitative Disclosure about
                       Market Risk ........................................ 16




PART II.   OTHER INFORMATION

           Item 6.   Exhibits and Reports on Form 8-K ..................... 17



SIGNATURES ................................................................ 18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                SYNTHETECH, INC.

                                 BALANCE SHEETS
==============================================================================

                                                 (unaudited)
                                                   June 30,         March 31,
                                                     2002             2002
                                                 ------------     ------------
ASSETS
------------------------------------

CURRENT ASSETS:
  Cash and cash equivalents                      $  4,157,000     $  4,214,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000 for
    both periods                                    2,607,000        2,167,000
  Inventories                                       4,612,000        4,398,000
  Income tax receivable                               581,000          672,000
  Prepaid expenses                                    375,000          426,000
  Deferred income taxes                               116,000          116,000
  Other current assets                                  7,000            7,000
                                                 ------------     ------------

      TOTAL CURRENT ASSETS                         12,455,000       12,000,000


PROPERTY, PLANT AND EQUIPMENT, at cost, net        12,274,000       12,229,000
                                                 ------------     ------------

      TOTAL ASSETS                               $ 24,729,000     $ 24,229,000
                                                 ============     ============




The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                                 BALANCE SHEETS
                                   (continued)
==============================================================================


                                                 (unaudited)
                                                   June 30,         March 31,
                                                     2002             2002
                                                 ------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current portion of long term obligations       $     20,000     $     20,000
  Accounts payable                                    319,000          465,000
  Accrued compensation                                142,000          138,000
  Deferred revenue                                    400,000               --
  Other accrued liabilities                           155,000           61,000
                                                 ------------     ------------

TOTAL CURRENT LIABILITIES                           1,036,000          684,000

DEFERRED INCOME TAXES                                 463,000          463,000

LONG TERM OBLIGATIONS, net of current portion          92,000           97,000

SHAREHOLDERS' EQUITY:
  Common stock, $.001 par value; authorized
    100,000,000 shares; issued and outstanding,
    14,307,000 shares for both periods                 14,000           14,000
  Paid-in capital                                   8,956,000        8,933,000
  Deferred  compensation                              (78,000)         (61,000)
  Retained earnings                                14,246,000       14,099,000
                                                 ------------     ------------

TOTAL SHAREHOLDERS' EQUITY                         23,138,000       22,985,000
                                                 ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 24,729,000     $ 24,229,000
                                                 ============     ============





The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                            STATEMENTS OF OPERATIONS
==============================================================================
                                   (unaudited)


For The Three Month Period Ended June 30,            2002             2001
-----------------------------------------        ------------     ------------


REVENUES                                         $  2,851,000     $  2,322,000
COST OF SALES                                       1,873,000        2,310,000
                                                 ------------     ------------

GROSS PROFIT                                          978,000           12,000

RESEARCH AND DEVELOPMENT                              156,000          123,000
SELLING, GENERAL AND ADMINISTRATIVE                   577,000          468,000
                                                 ------------     ------------
OPERATING EXPENSE                                     733,000          591,000
                                                 ------------     ------------

OPERATING INCOME (LOSS)                               245,000         (579,000)

OTHER INCOME (EXPENSE), net                            (5,000)          55,000
INTEREST EXPENSE                                       (2,000)          (4,000)
                                                 ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                     238,000         (528,000)

PROVISION (BENEFIT) FOR INCOME TAXES                   91,000         (201,000)
                                                 ------------     ------------

NET INCOME (LOSS)                                $    147,000     $   (327,000)
                                                 ============     ============

BASIC EARNINGS (LOSS) PER COMMON SHARE           $       0.01     $      (0.02)
                                                 ============     ============

DILUTED EARNINGS (LOSS) PER COMMON SHARE         $       0.01     $      (0.02)
                                                 ============     ============






The accompanying notes are an integral part of these financial statements

                                SYNTHETECH, INC.

                            STATEMENTS OF CASH FLOWS
==============================================================================
                                   (unaudited)


For The Three Month Period Ended June 30,            2002             2001
-----------------------------------------        ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $    147,000     $   (327,000)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
    Depreciation, amortization and other              248,000          709,000
    Loss on retirement of equipment                    24,000               --
    Amortization of deferred compensation               6,000            6,000

    (Increase) decrease in assets:
      Accounts receivable, net                       (440,000)        (583,000)
      Inventories                                    (214,000)        (123,000)
      Income tax receivable                            91,000         (202,000)
      Prepaid expenses                                 51,000           87,000
      Other assets                                         --           (1,000)

    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities        (48,000)        (265,000)
      Deferred revenue                                400,000          (17,000)
                                                 ------------     ------------
        Net cash provided by (used in)
          operating activities                        265,000         (716,000)
                                                 ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property, plant and equipment purchases            (317,000)        (796,000)
                                                 ------------     ------------
        Net cash used in investing activities        (317,000)        (796,000)
                                                 ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term
    debt obligations                                   (5,000)         (31,000)
                                                 ------------     ------------
        Net cash used in financing activities          (5,000)         (31,000)
                                                 ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (57,000)      (1,543,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    4,214,000        5,389,000
                                                 ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  4,157,000     $  3,846,000
                                                 ============     ============

NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value    $     23,000     $         --




The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.
                                ----------------
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS




NOTE A.   GENERAL AND BUSINESS
          --------------------

          Synthetech, Inc., (Company) an Oregon corporation, specializes in developing and producing Peptide Building Blocks (PBBs), which are chemically modified forms of natural amino acids, and synthetic non-natural amino acids (Specialty Amino Acids) using a combination of organic chemistry and biocatalysis. The Company's PBBs are used predominantly by pharmaceutical companies to make a wide range of peptide-based drugs under development and on the market for the treatment of AIDS, cancer, cardiovascular and other diseases. The Company has established a worldwide reputation in a unique product and technology area as a leading supplier for all phases of the drug development cycle from discovery through market launch.

          The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these summary financial statements are read in conjunction with the financial statements and the notes thereto included in Synthetech's Annual Report on Form 10-K for the year ended March 31, 2002.

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

NOTE B.   PROPERTY, PLANT AND EQUIPMENT LIVES
          -----------------------------------

          Based upon the results of an independent review of the estimated lives of certain categories of its machinery and equipment and laboratory equipment, the Company extended the useful lives of certain of these assets as of the beginning of the first quarter of fiscal 2003. The Company initiated the review as it became evident after several years of use that certain Company equipment may have longer usefulness, both functionally and from a technology perspective, than originally anticipated. The recent changes in estimated useful lives, which are indicated in the table below, reduced total depreciation expense and resulted in an after-tax increase to net income of approximately $186,000, or $0.01 per diluted share, for the quarter ended June 30, 2002.

          Estimated Useful Lives:
          (in years)                           2003            2002
          ----------------------------      ----------      ----------
          Machinery and equipment             5 - 17             5
          Laboratory equipment                5 - 7              5
          ------------------------------------------------------------

NOTE C.   NEW ACCOUNTING PRONOUNCEMENTS
          -----------------------------

          In August 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

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

          SFAS Nos. 143 and 144 are effective for the Company beginning in fiscal 2003. The adoption of SFAS Nos. 143 and 144 have not had a significant impact on the Company's financial condition or results of operations.

          In July 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

NOTE D.   EARNINGS PER SHARE
          ------------------

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

          For The Three Months Ended June 30,         2002             2001
                                                  ------------     ------------
          Weighted average shares outstanding
          for Basic EPS                             14,307,468       14,279,641
                                                  ------------     ------------
          Dilutive effect of common stock
          options issuable under treasury
          stock method                                  95,434               --
                                                  ------------     ------------
          Weighted average common and common
          equivalent shares outstanding for
          Diluted EPS                               14,402,902       14,279,641
                                                  ============     ============


          The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

          For The Three Months Ended June 30,         2002             2001
                                                  ------------     ------------

          Common stock options outstanding             451,800          746,550



NOTE E.   COMPREHENSIVE INCOME OR LOSS
          ----------------------------

          The Company has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.

NOTE F.   STATEMENTS OF CASH FLOWS
          ------------------------

          Supplemental cash flow disclosures:

          Cash Paid
          -----------------------------------

          For The Three Months Ended June 30,         2002             2001
                                                  ------------     ------------
          Income Taxes                            $         --     $      1,000
          Interest                                $      2,000     $      4,000




NOTE G.   INVENTORIES
          -----------

          The major components of inventories are as follows:

                                                    June 30,         March 31,
                                                      2002             2001
                                                  ------------     ------------
          Raw materials                           $  1,147,000     $  1,126,000
          Work in process                            1,392,000        1,281,000
          Finished products                          2,073,000        1,991,000
                                                  ------------     ------------
                                                  $  4,612,000     $  4,398,000
                                                  ============     ============



NOTE H.   SUBSEQUENT EVENT
          ----------------

          During July 2002, the Company purchased property adjacent to its present manufacturing facilities in Albany, Oregon. The adjacent property includes office and warehouse space into which the Company plans to expand. The purchase price was $325,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.



                          PERCENTAGE OF REVENUES
==========================================================================
For The Three Month Period Ended June 30,         2002             2001
=========================================      ==========       ==========


REVENUES                                            100.0%           100.0%
COST OF SALES                                        65.7%            99.5%
                                               ----------       ----------

GROSS PROFIT                                         34.3%             0.5%

RESEARCH AND DEVELOPMENT                              5.5%             5.3%
SELLING, GENERAL AND ADMINISTRATIVE                  20.2%            20.2%
                                               ----------       ----------

OPERATING EXPENSE                                    25.7%            25.5%
                                               ----------       ----------

OPERATING INCOME (LOSS)                               8.6%           (25.0)%

OTHER INCOME (EXPENSE), net                          (0.2)%            2.4%
INTEREST EXPENSE                                     (0.1)%           (0.2)%
                                               ----------       ----------

INCOME (LOSS) BEFORE INCOME TAXES                     8.4%           (22.8)%

PROVISION (BENEFIT) FOR INCOME TAXES                  3.2%            (8.7)%
                                               ----------       ----------

NET INCOME (LOSS)                                     5.2%           (14.1)%
                                               ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenues
--------

Revenues of $2.85 million in the first quarter of fiscal 2003 increased by $529,000, or 22.8%, compared to $2.32 million in the first quarter of fiscal 2002. Revenues in the first quarter of fiscal 2003 included $2.25 million of shipments of Peptide Building Blocks (PBBs) to support production of two large scale drug projects in clinical development. Shipments to these same two customers totaled $573,000 for the first quarter of fiscal 2002. Shipments into the cosmeceutical sector totaled $146,000 in the first quarter of 2003, compared to $705,000 in the comparable period of fiscal 2002. A cosmeceutical is a product that makes no therapeutic claims but is intended for topical use by humans. A substantial portion of revenues for any given quarter is typically comprised of orders relating to a few projects, and the delay or loss of any key project would have a significant negative impact on the Company's results of operations.

International sales, mainly to Europe, were $410,000 and $828,000 in the first quarter of fiscal 2003 and 2002, respectively. International sales, like all Company revenues, are subject to significant quarterly fluctuations.


Gross Profit (Loss)
-------------------

Gross Profit for the first quarter of fiscal 2003 was $978,000, or 34% of revenues, compared to a gross profit of $12,000 for the first quarter of fiscal 2002. The improvement in gross profit in the first quarter of fiscal 2003 was primarily a result of a more favorable product mix. In addition, as further discussed in Note B to the attached financial statements, the Company extended the useful lives of certain of its machinery and equipment. The extension in asset lives decreased depreciation expense which improved gross profit for the first quarter of fiscal 2003 by approximately $294,000, or 10% of revenues. The extension in asset lives will decrease depreciation expense and improve gross profit or reduce gross loss for the remaining periods of the originally estimated useful lives of the applicable machinery and equipment.

Property taxes and insurance costs increased $64,000, or 110%, during the first quarter of fiscal 2003 compared to the comparable period of fiscal 2002. The increases are the result of the Company's plant expansions, the expiration of a property tax deferral, and general increases in the cost of insurance. Property taxes and insurance costs for the first quarter of fiscal 2003 were consistent with the fourth quarter of fiscal 2002.

The mix of products shipped in the first quarter of fiscal 2003 had an unusually high gross profit. In future periods, the Company does not expect to achieve the level of profitability experienced in the first quarter at this level of revenues.

Cost of sales includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period, including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Operating Expenses
------------------

Research and development (R&D) expense of $156,000 in the first quarter of fiscal 2003 increased by $33,000, or 27%, compared to $123,000 in the first quarter of fiscal 2002. As a percentage of sales, R&D expenses were 5% for both periods. The increase in R&D expense in the first quarter of fiscal 2003, compared to the first quarter of fiscal 2002, primarily reflected the hiring of additional R&D staff in connection with the expanded capacity arising from the completion of the R&D lab remodel completed in May, 2001. R&D labor and related costs for the first quarter of fiscal 2003 were comparable to the fourth quarter of fiscal 2002.

Selling, general and administrative (SG&A) expense of $577,000 in the first quarter of fiscal 2003 increased by $109,000, or 23%, compared to $468,000 in the first quarter of fiscal 2002. As a percentage of sales, SG&A expense was 20% for both periods. The increase in SG&A expense primarily reflects one time costs relating to the retirement of a Company officer.


Operating Income (Loss)
-----------------------

Operating income in the first quarter of fiscal 2003 was $245,000, compared to an operating loss in the first quarter of fiscal 2002 of $579,000.


Other Income (Expense), net
---------------------------

Other expense, net in the first quarter of fiscal 2003 declined to $5,000, compared to other income, net of $55,000 in the first quarter of fiscal 2002, primarily as a result in the recent quarter of lower average interest rates applicable to investments by the Company and a $21,000 loss on the retirement of machinery and equipment. The Company earned $16,000 of interest on its cash equivalents in the first quarter of fiscal 2003. Other income in the first quarter of fiscal 2002 primarily reflected interest earnings on the Company's cash equivalents.


Interest Expense
----------------

Interest expense was $2,000 for the first quarter of fiscal 2003 and $4,000 for the first quarter of fiscal 2002.


Provision (Benefit) for Income Taxes:
-------------------------------------

For the first quarter of fiscal 2003 and 2002, the Company recorded an income tax provision (benefit) at the statutory combined federal and state rate of 38%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net Income (Loss)
-----------------

Net income for the first quarter of fiscal 2003 was $147,000, or 5% of sales. The net loss for the first quarter of fiscal 2002 was $327,000, or 14% of sales. The effect on net income for the recent quarter of the extension of the useful lives of certain of the Company's machinery and equipment, as discussed in Note B to the attached financial statements, was to increase net income by approximately $186,000, or $0.01 per diluted share. Absent this change, the Company would have incurred a net loss for the quarter. The extension in asset lives will decrease depreciation expense and improve net income or reduce net loss for the remaining periods of the originally estimated useful lives of the applicable machinery and equipment.


INDUSTRY FACTORS

Market Factors
--------------

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

Recurring sales of PBBs for development programs is sporadic at best. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Accordingly, the level and timing of orders by the Company's customers relating to specific drug development programs varies substantially from period to period and the Company cannot rely on any one customer as a constant source of revenue.

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

The foregoing industry factors create an inability for the Company to predict future demand beyond its current order base. Until the Company develops a stable baseload of demand, the Company is likely to continue to experience significant fluctuations in its periodic results.


Production factors
------------------

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


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had working capital of $11.42 million, compared to $11.32 million at March 31, 2002. The Company's cash and cash equivalents at June 30, 2002 totaled $4.16 million, compared to $4.21 million at March 31, 2002. The Company has a $1 million unsecured bank line of credit, of which there was no amount outstanding at June 30, 2002. The line of credit is renewable on September 1, 2002. Net cash provided by operating activities was $265,000 for the first quarter of fiscal 2003. Purchases of property plant and equipment totaled $317,000 and principal payments on long-term debt totaled $5,000 for the first quarter of fiscal 2003. The Company believes that its existing cash and cash equivalents, its bank line of credit and funds generated from operations will be sufficient to support operations for the next twelve months.

The increase in accounts receivable to $2.61 million at June 30, 2002 from $2.17 million at March 31, 2002 primarily reflected differences in the timing of shipments between the periods. The increase in inventory to $4.61 million at June 30, 2002, from $4.40 million at March 31, 2002, reflected nominal increases in raw materials, work in process and finished products. Deferred revenue of $400,000 at June 30, 2002, represents a customer advance for product to be shipped in the second quarter of fiscal 2003.

The Company incurred $317,000 of capital expenditures during the first quarter of fiscal 2003, of which $243,000 was expended on an automated process control system which became functional in July 2002. During July 2002, the Company also purchased property adjacent to its present manufacturing facilities in Albany, Oregon. The adjacent property includes office and warehouse space into which the Company plans to expand. The purchase price was $325,000. The Company's capital budget for fiscal 2003 is $1.45 million. The Company expects to finance all capital expenditures from internal cash flow and financial resources and does not anticipate the need for any new debt or equity financing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary financial market risk exposure is the impact of interest rate fluctuations on interest income earned on our cash deposits and cash equivalents. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of the Company's investments.

Substantially all of the Company's purchases and sales are denominated in U.S. dollars, and as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. The Company does not currently hedge against foreign currency rate fluctuations. Management believes the effect of an immediate 10 percent change in exchange rates would not have a material impact on the Company's operating results or cash flows.



                          -----------------------------



This Report on Form 10-Q includes "forward-looking" information (as defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), including, without limitation, statements regarding: future performance, growth and operating results of the Company; the sufficiency of existing and anticipated funds to support future operations; the Company's anticipated capital expenditures and financing thereof; and the effect any change in foreign currency exchange rates would have on the Company's operating results. Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The risks and uncertainties include, but are not limited to, the following: the uncertain market for our products, customer concentration, potential period to period revenue fluctuations, production factors, industry cost factors, competition, government regulation, product liability risks, technological change, increased costs associated with the Company's facility expansions, exchange rate fluctuations and international business risks. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K for the fiscal year ended March 31, 2002, for a further description of risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits.

              Exhibit 99.1 Chief Executive Officer Certification Pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002

              Exhibit 99.2 Chief Financial Officer Certification Pursuant to the Section 906 of the Sarbanes-Oxley Act of 2002




         (b)  Reports on Form 8-K.

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    SYNTHETECH, INC.
                                                    -----------------------
                                                    (Registrant)



Date:  August 12, 2002                              /s/ M. Sreenivasan
                                                    -----------------------
                                                    M. Sreenivasan
                                                    President & C.E.O.



Date:  August 12, 2002                              /s/ Gary A. Weber
                                                    -----------------------
                                                    Gary A. Weber
                                                    Vice President, Finance,
                                                    Chief Financial Officer