Form 10-Q
period 2002-09-30
SYNTHETECH INC
filed 2002-11-13
CIK 749290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2002

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



     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  [X]        No  [_]


     The number of shares of the registrant's common stock, $.001 par value, outstanding as of November 13, 2002 was 14,322,094
================================================================================

                                 SYNTHETECH, INC

                                      INDEX



                                                                          Page
PART I.   FINANCIAL INFORMATION                                           ----

          Item 1.  Condensed Financial Statements

                   Balance Sheets ........................................  3
                   Statements of Operations ..............................  5
                   Statements of Cash Flows ..............................  6
                   Notes to Unaudited Condensed Financial Statements .....  7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ................... 11

          Item 3.  Quantitative and Qualitative Disclosure about
                   Market Risk ...........................................  16

          Item 4.   Controls and Procedures ..............................  17



PART II.  OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of
                   Security-Holders ......................................  18

          Item 6.  Exhibits and Reports on Form 8-K ......................  18


          Signatures .....................................................  19

          Certification of President and Chief Executive Officer .........  20

          Certification of Vice President Finance and
          Chief Financial Officer ........................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                SYNTHETECH, INC.

                                 BALANCE SHEETS
--------------------------------------------------------------------------------

                                                   SEPTEMBER 30,     MARCH 31,
                                                       2002            2002
                                                   ------------    ------------
ASSETS                                             (unaudited)
------
Current Assets:
     Cash and cash equivalents                     $  4,051,000    $  4,214,000
     Accounts receivable, less allowance
       for doubtful accounts of $15,000 for
       both periods                                   1,686,000       2,167,000
     Inventories, net                                 3,878,000       4,398,000
     Income tax receivable                            1,213,000         672,000
     Prepaid expenses                                   271,000         426,000
     Deferred income taxes                              116,000         116,000
     Other current assets                                 7,000           7,000
                                                   ------------    ------------
          Total Current Assets                       11,222,000      12,000,000

Property, Plant and Equipment, net                   12,472,000      12,229,000
                                                   ------------    ------------
          Total Assets                             $ 23,694,000    $ 24,229,000
                                                   ============    ============



   The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                                 BALANCE SHEETS
                                   (continued)
--------------------------------------------------------------------------------

                                                   September 30,     March 31,
                                                       2002            2002
                                                   ------------    ------------
Liabilities and Shareholders' Equity               (unaudited)
------------------------------------
Current Liabilities:
     Current portion of long term obligations      $     21,000    $     20,000
     Accounts payable                                   344,000         465,000
     Accrued compensation                               110,000         138,000
     Deferred revenue                                   400,000            --
     Other accrued liabilities                          137,000          61,000
                                                   ------------    ------------

          Total Current Liabilities                   1,012,000         684,000

Deferred Income Taxes                                   463,000         463,000

Long Term Obligations, net of current portion            87,000          97,000

Shareholders' Equity:
     Common stock, $.001 par value; authorized
      100,000,000 shares; issued and
      outstanding, 14,322,000 and 14,307,000
      shares                                             14,000          14,000
     Paid-in capital                                  8,975,000       8,933,000
     Deferred  compensation                             (72,000)        (61,000)
     Retained earnings                               13,215,000      14,099,000
                                                   ------------    ------------

          Total Shareholders' Equity                 22,132,000      22,985,000
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity         $ 23,694,000    $ 24,229,000
                                                   ============    ============






   The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                  (unaudited)

                                           FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                           --------------------------      --------------------------
                                               2002           2001             2002           2001
                                           -----------    -----------      -----------    -----------
Revenue                                    $ 2,025,000    $ 2,409,000      $ 4,876,000    $ 4,731,000
Cost of Sales                                3,100,000      3,086,000        4,994,000      5,396,000
                                           -----------    -----------      -----------    -----------
Gross Loss                                  (1,075,000)      (677,000)        (118,000)      (665,000)

Research and Development                       161,000        175,000          317,000        298,000
Selling, General and Administrative            443,000        358,000        1,020,000        826,000
                                           -----------    -----------      -----------    -----------

Operating Expense                              604,000        533,000        1,337,000      1,124,000
                                           -----------    -----------      -----------    -----------

Operating Loss                              (1,679,000)    (1,210,000)      (1,455,000)    (1,789,000)

Other Income, net                               18,000         34,000           34,000         89,000
Interest Expense                                (2,000)        (2,000)          (4,000)        (6,000)
                                           -----------    -----------      -----------    -----------

Loss Before Income Taxes                    (1,663,000)    (1,178,000)      (1,425,000)    (1,706,000)

Benefit for Income Taxes                      (632,000)      (447,000)        (541,000)      (648,000)
                                           -----------    -----------      -----------    -----------

Net Loss                                   $(1,031,000)   $  (731,000)     $  (884,000)   $(1,058,000)
                                           ===========    ===========      ===========    ===========
Basic Loss Per Share                       $     (0.07)   $     (0.05)     $     (0.06)   $     (0.07)
                                           ===========    ===========      ===========    ===========
Diluted Loss Per Share                     $     (0.07)   $     (0.05)     $     (0.06)   $     (0.07)
                                           ===========    ===========      ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                                  (unaudited)


For The Six Month Period Ended September 30,             2002           2001
-------------------------------------------          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $  (884,000)   $(1,058,000)
Adjustments to reconcile loss to
  net cash used in operating activities:
    Depreciation and amortization expense                511,000      1,404,000
    Loss on retirement of equipment                      111,000           --
    Amortization of deferred compensation                 12,000         14,000

    (Increase) decrease in assets:
      Accounts receivable, net                           481,000       (602,000)
      Inventories, net                                   520,000         28,000
      Income tax receivable                             (541,000)      (649,000)
      Prepaid expenses                                   155,000        158,000
      Other assets                                          --           (8,000)

    Increase (decrease) in liabilities:
      Accounts payable and accrued liabilities           (73,000)      (182,000)
      Deferred revenue                                   400,000        (17,000)
                                                     -----------    -----------
      Net cash provided by (used in) operating
        activities                                       692,000       (912,000)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases              (865,000)    (1,296,000)
                                                     -----------    -----------
      Net cash used in investing activities             (865,000)    (1,296,000)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term debt
    obligations                                           (9,000)       (36,000)
  Proceeds from stock purchase plan                       19,000         18,000
                                                     -----------    -----------
      Net cash provided by (used in) financing
        activities                                        10,000        (18,000)
                                                     -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS               (163,000)    (2,226,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       4,214,000      5,389,000
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $ 4,051,000    $ 3,163,000
                                                     ===========    ===========

NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value        $    23,000    $    13,000




   The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
     (Information as of September 30, 2002 and for the three and six-month periods ended September 30, 2002 is unaudited)


NOTE A.   GENERAL AND BUSINESS

Synthetech, Inc. (Company), an Oregon corporation, specializes in developing and producing Peptide Building Blocks (PBBs), which are chemically modified forms of natural amino acids, and synthetic non-natural amino acids (Specialty Amino Acids) using a combination of organic chemistry and biocatalysts. The Company's PBBs are used predominantly by pharmaceutical companies to make a wide range of peptide-based drugs under development and on the market for the treatment of AIDS, cancer, cardiovascular and other diseases. The Company has established a worldwide reputation in a unique product and technology area as a leading supplier for all phases of the drug development cycle from discovery through market launch.

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

The interim period information included herein reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of the Company's management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


NOTE B.   PROPERTY, PLANT AND EQUIPMENT LIVES

Based upon the results of an independent review of the estimated lives of certain categories of its machinery and equipment and laboratory equipment, the Company extended the useful lives of certain of these assets as of the beginning of the first quarter of fiscal 2003. The Company initiated the review as it became evident after several years of use that certain Company equipment may have longer usefulness, both functionally and from a technology perspective, than originally anticipated. The recent changes in estimated useful lives, which are indicated in the table below, reduced total depreciation expense and resulted in an after-tax decrease to net loss of approximately $273,000, or $0.02 per share, and $459,000, or $0.03 per share, for the second quarter and first half of fiscal year 2003, respectively.

     Estimated Useful Lives:
     (in years)                          2003           2002
     -----------------------------   ------------   ------------
     Machinery and equipment            5 - 17            5
     Laboratory equipment               5 - 7             5
     -----------------------------------------------------------

NOTE C.   NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE E.   EARNINGS PER SHARE

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

                                     FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                      ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                   ------------------------      ------------------------
                                       2002         2001            2002          2001
                                   ----------    ----------      ----------    ----------
Weighted average shares
    Outstanding for Basic EPS      14,314,145    14,284,428      14,309,151    14,282,048

Dilutive effect of common stock
    Options issuable under
    treasury stock method                 --            --              --            --
                                   ----------    ----------      ----------    ----------

Weighted average common and
   common equivalent shares
   outstanding for Diluted EPS     14,314,145    14,284,428      14,309,151    14,282,048
                                   ==========    ==========      ==========    ==========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                  FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                   ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                  ---------------------  -----------------------
                                    2002         2001      2002          2001
                                  ---------    --------  ---------    ----------

Common stock options outstanding  1,102,300     275,100  1,102,300       275,100
                                  =========    ========  =========    ==========

NOTE F.   STATEMENTS OF CASH FLOWS

     Supplemental cash flow disclosures:

                           FOR THE THREE MONTHS          FOR THE SIX MONTHS
       CASH PAID           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
     ---------------     ------------------------      ------------------------
                            2002          2001            2002          2001
                         ----------    ----------      ----------    ----------
     Income Taxes        $      --     $      --       $      --     $    1,000
     Interest            $    2,000    $    3,000      $    4,000    $    6,000



NOTE G.   INVENTORIES

          The major components of inventories are as follows:

                                 SEPTEMBER 30,   MARCH 31,
                                     2002          2002
                                  ----------    ----------
          Raw materials           $1,172,000    $1,126,000
          Work in process            953,000     1,281,000
          Finished products        1,753,000     1,991,000
                                  ----------    ----------
                                  $3,878,000    $4,398,000
                                  ==========    ==========

The September 30, 2002 and March 31, 2002 inventory is net of a $702,000 and $25,000 inventory loss reserve, respectively. The Company recorded a charge of $652,000 ($404,000 after tax, $0.03 per share) in the quarterly period ended September 30, 2002, related to the valuation of impaired inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.

                             PERCENTAGE OF REVENUES
--------------------------------------------------------------------------------

                                              For the Three Months           For the Six Months
                                               Ended September 30,           Ended September 30,
                                             -----------------------       -----------------------
                                               2002           2001           2002           2001
                                             --------       --------       --------       --------
Revenues                                        100.0%         100.0%         100.0%         100.0%
Cost of Revenues                                153.1          128.1          102.4          114.1
                                             --------       --------       --------       --------

Gross Loss                                      (53.1)         (28.1)          (2.4)         (14.1)

Research and Development                          8.0            7.3            6.5            6.3
Selling, General and Administrative              21.8           14.9           20.9           17.5
                                             --------       --------       --------       --------

Operating Expense                                29.8           22.2           27.4           23.8

Operating Loss                                  (82.9)         (50.3)         (29.8)         (37.9)

Other Income                                      0.9            1.4            0.7            1.9
Interest Expense                                 (0.1)          (0.1)          (0.1)          (0.1)
                                             --------       --------       --------       --------

Loss Before Income Taxes                        (82.1)         (49.0)         (29.2)         (36.1)

Benefit For Income Taxes                        (31.2)         (18.6)         (11.1)         (13.7)
                                             --------       --------       --------       --------

Net Loss                                        (50.9)%        (30.4)%        (18.1)%        (22.4)%
                                             ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

REVENUES
--------
Revenues of $2.0 million in the second quarter of fiscal 2003 decreased by $384,000, or 15.9%, compared to $2.4 million in the second quarter of fiscal 2002. Revenues of $4.9 million in the first half of fiscal 2003 increased slightly from revenues of $4.7 million in the first half of fiscal 2002. Revenues in the second quarter and first half of fiscal 2003 included $814,000 and $3.1 million, respectively, of shipments of peptide building blocks (PBBs) to two customers to support production of two large-scale drug projects in clinical development. Shipments to these same two customers totaled $1.4 million and $2.0 million, for the second quarter and first half of fiscal 2002, respectively. Shipments to the cosmeceutical sector totaled $393,000 and $538,000 in the second quarter and first half of fiscal 2003, respectively. During the second quarter and first half of fiscal 2002, shipments to the cosmeceutical sector totaled $317,000 and $1.0 million, respectively. A cosmeceutical is a product that makes no therapeutic claims but is intended for topical use by humans.

International sales, mainly to Europe, were $403,000 and $813,000 for the second quarter and first half of fiscal 2003, respectively, compared to $235,000 and $1.06 million for the second quarter and first half of fiscal 2002, respectively. International sales, like all Company revenues, are subject to significant quarterly fluctuations.

A substantial portion of revenues for any given quarter is typically comprised of orders relating to a few projects, and the delay or loss of any key project would have a significant negative impact on the Company's results of operations for that quarter.

Management believes that revenues for the second half of fiscal 2003, including forecasted revenues of approximately $3.7 million in the third quarter, will exceed revenues recorded during the first half of fiscal 2003.

GROSS LOSS
----------
The gross loss for the second quarter of fiscal 2003 was $1.1 million, or 53% of revenues, compared to a gross loss of $677,000, or 28% of revenues, for the second quarter of fiscal 2002. The gross loss for the first half of fiscal 2003 was $118,000, or 2% of revenues, compared to a gross loss of $665,000, or 14% of revenues, for the first half of fiscal 2002.

The gross loss for the second quarter and first six months of fiscal 2003 reflect reserves for impaired inventory of $652,000 and $677,000, respectively. The international fine chemicals industry, where the Company is a niche participant, has been marked by overcapacity and a resulting downward pressure on pricing. In addition, it has become increasingly difficult to rework certain raw materials on a cost effective basis. Accordingly the value of the Company's inventory has been adversely impacted by these and other factors, including, among other things: material related to customer projects which have been discontinued or are on hold; and changes in customer preferences towards products that contain no animal content.

The gross loss for the second quarter and first half of fiscal 2003 reflect inventory write-offs totaling $547,000 and $896,000, respectively. This compares to inventory write-offs totaling $260,000 and $441,000 in the second quarter and first half of fiscal 2002, respectively. A significant portion of the write-offs relate to material which failed to meet customer specifications or is associated with the early stages of development and production of products not previously manufactured by the Company. Factors identified in the preceding paragraph also played a role in the write-off of certain items.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Management evaluates the Company's inventory for impairment whenever indicators of impairment exist. Indicators of impairment consist of, but are not limited to, decreases in selling price; changes in customer specifications; a customer terminates a project or places a project on-hold; material produced by the Company varies from customer specifications; and the cost to produce material exceeds the current market price. Management will then write-down the Company's inventories to reflect an estimate for impairment. The amount of the write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future. Any such write-downs would be reflected as a charge to earnings in the relevant period.

As further discussed in Note B to the attached financial statements, at the beginning of fiscal year 2003, the Company extended the useful lives of certain of its machinery and equipment. The extension in asset lives decreased depreciation expense which decreased gross loss for the second quarter and first half of fiscal 2003 by approximately $441,000 and $741,000, respectively. The extension in asset lives will decrease depreciation expense and improve gross profit or reduce gross loss for the remaining periods of the originally estimated useful lives of the applicable machinery and equipment.

Cost of revenues included an increase in property taxes and insurance costs of $97,000, or 67%, during the first half of fiscal 2003 compared to the comparable period of fiscal 2002. The increase is the result of the Company's plant expansions, the expiration of a property tax deferral, and general increases in the cost of insurance. Losses on the retirement of machinery and equipment totaled $89,000 and $111,000 in the second quarter and first half of fiscal 2003, respectively, which were included in cost of revenues.

Cost of revenues includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period, including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory.

OPERATING EXPENSES
------------------
Research and development (R&D) expense in the second quarter of fiscal 2003 was $161,000, or 8% of revenues, compared to $175,000, or 7% of revenues, in the second quarter of fiscal 2002. R&D expense in the first half of fiscal 2003 was $317,000, or 7% of revenues, compared to $298,000, or 6% of revenues, for the comparable period of fiscal 2002. R&D labor and related costs for the first six months of fiscal 2003 increased $77,000, or 40%, compared to the comparable period of fiscal 2002. The increase in labor and related costs primarily reflects the hiring of additional chemists. The increases in labor and related costs during the first half of fiscal 2003 were partially offset by a reduction in employee search fees.

Selling, general and administrative (SG&A) expense in the second quarter of fiscal 2003 was $443,000, or 22% of revenues, compared to $358,000, or 15% of revenues, in the second quarter of fiscal 2002. SG&A expense in the first half of fiscal 2003 was $1.0 million, or 21% of revenues, compared to $826,000, or 17% of revenues, for the comparable period of fiscal 2002. The increases in SG&A expense for the second quarter and the first half of fiscal 2003 primarily reflect one time costs relating to the retirement of a Company officer, general increases in labor and employee benefit costs, and increases in marketing expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OPERATING LOSS
--------------
Operating loss in the second quarter and first half of fiscal 2003 was $1.7 million and $1.5 million, respectively, compared with operating loss in the second quarter and first half of fiscal 2002 of $1.2 million and $1.8 million, respectively.

OTHER INCOME, NET
-----------------
Other income, net in the second quarter and first half of fiscal 2003 was $18,000 and $34,000, respectively, compared to other income, net in the second quarter and first half of fiscal 2002 of $34,000 and $89,000, respectively. Other income, net is primarily comprised of interest earned on cash equivalents.

INTEREST EXPENSE
----------------
Interest expense was $2,000 and $4,000, respectively, for the second quarter and first half of fiscal 2003, and $2,000 and $6,000 for the second quarter and first half of fiscal 2002, respectively.

BENEFIT FOR INCOME TAXES
------------------------
For all periods presented, the Company recorded an income tax benefit at the statutory combined federal and state rate of 38%.

NET LOSS
--------
Net loss for the second quarter of fiscal 2003 was $1,031,000, or 51% of revenues, compared to a net loss of $731,000, or 30% of revenues, for the second quarter of fiscal 2002. Net loss for the first half of fiscal 2003 was $884,000, or 18% of revenues, compared to a net loss of $1.1 million, or 22% of revenues, for the comparable period of fiscal 2002. The effect on net loss for the second quarter and first half of fiscal 2003 from the extension of the useful lives of certain of the Company's machinery and equipment, as discussed in Note B to the attached financial statements, was to reduce the net loss by approximately $273,000, or $0.02 per share, and $459,000, or $0.03 per share, respectively.

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

Recurring sales of PBBs for development programs are sporadic. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Accordingly, the level and timing of orders by the Company's customers relating to specific drug development programs varies substantially from period to period and the Company cannot rely on any one customer as a constant source of revenue.

The size of PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of PBBs for marketed drugs can also provide an opportunity for continuing longer-term sales. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs, however, remains subject to many uncertainties, including, without limitation, the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes which may not include the Company's PBBs as an intermediate. The Company experiences intense competition to supply PBBs, particularly with longer-term, larger-scale orders. Competition may lead to the loss of customers and is creating downward price pressure for some of the Company's products. In addition, the price per unit of Company products for a given project generally decreases as volume demand for the project increases. These factors may lead to reduced margins for certain products.

Similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product's "time to market" is reduced. Cosmeceutical products make no therapeutic claims and, accordingly, the more extensive and time-consuming clinical trials to establish efficacy are not required.

The foregoing industry factors create an inability for the Company to predict future demand beyond its current order base. Until the Company develops a stable base load of demand, the Company is likely to continue to experience significant fluctuations in its periodic results.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had working capital of $10.2 million, compared to $11.3 million at March 31, 2002. The Company's cash and cash equivalents at September 30, 2002 totaled $4.1 million, compared to $4.2 million at March 31, 2002. The Company has a $2 million bank line of credit, collateralized by accounts receivable, of which there was no amount outstanding at September 30, 2002. The line of credit expires on August 31, 2003. Net cash provided by operating activities was $692,000 for the first half of fiscal 2003. Purchases of property plant and equipment totaled $865,000 and principal payments on long-term debt totaled $9,000 for the first half of fiscal 2003. The Company believes that its existing cash and cash equivalents, its bank line of credit and funds generated from operations will be sufficient to support operations for the next twelve months.

The decrease in accounts receivable to $1.7 million at September 30, 2002 from $2.2 million at March 31, 2002 primarily reflects differences in the timing and amount of shipments between the periods. The decrease in inventory to $3.9 million at September 30, 2002, from $4.4 million at March 31, 2002, is primarily the result of a $677,000 provision for impaired inventory. Deferred revenue of $400,000 at September 30, 2002, represents a customer advance for product to be shipped in the third quarter of fiscal 2003.

The Company incurred $865,000 of capital expenditures during the first half of fiscal 2003, of which $285,000 was expended on an automated process control system which became functional in July 2002. During July 2002, the Company also purchased property adjacent to its present manufacturing facilities in Albany, Oregon. The adjacent property includes office and warehouse space into which the Company plans to expand. The purchase price was $325,000, the Company expects to spend an additional $125,000 preparing the facility for occupancy, which is scheduled for the third quarter of fiscal 2003. The Company's capital budget for fiscal 2003 is $1.5 million. The Company expects to finance all capital expenditures from internal cash flow and existing financial resources and does not anticipate the need for any new debt or equity financing.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's primary financial market risk exposure is the impact of interest rate fluctuations on interest income earned on our cash deposits and cash equivalents. The risks associated with market, liquidity and principal are mitigated by investing in high-quality credit securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of the Company's investments.

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


ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published financial statements and other disclosures included in the Company's reports under the Securities Exchange Act of 1934. Within the 90 day period prior to the date of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in the Company's Exchange Act reports.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these internal controls including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date that the Company completed its evaluation.

================================================================================

This Report on Form 10-Q includes "forward-looking" information (as defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), including, without limitation, statements regarding: future performance, growth and operating results of the Company, including revenues for the third quarter and second half of fiscal 2003; the adequacy of reserves against potential future impairment of inventory; the sufficiency of existing and anticipated funds to support future operations; the Company's anticipated capital expenditures and financing thereof; and the effect any change in foreign currency exchange rates would have on the Company's operating results. Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The risks and uncertainties include, but are not limited to, the following: the uncertain market for our products, potential loss of a significant customer, customer concentration, potential termination or suspension by customer of significant projects, potential period to period revenue fluctuations, production factors, industry cost factors, competition, government regulation, labor disputes, technological change, and international business risks. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, for a further description of risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.

PART II.  OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company held its Annual Meeting of Shareholders on July 18, 2002. At that Meeting, the election of Class II Directors was approved by the Shareholders:

Election of Directors:

     Class/Name                                     Votes For    Votes Withheld
     ----------                                     ---------    --------------
     Class II Directors (term expiring in 2005)
     David R. Clarke                                13,675,549       145,405
     Edward M. Giles                                13,676,774       144,180
     Charles B. Williams                            13,645,549       175,405

Continuing Directors:

     Class/Name
     ----------
     Class I Directors (term expiring in 2004)
     Paul C. Ahrens
     Daniel T. Fagan
     Page E. Golsan, III

     Class III Directors (term expiring in 2003)
     Howard L. Farkas
     M. "Sreeni" Sreenivasan


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             Exhibit 3.1 Articles of Incorporation of the Company, as amended, incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

             Exhibit 3.2 Bylaws of the Company, as amended, incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.

             Exhibit 10.1 Amendment, dated July 18, 2002, to Revolving Credit Note and Agreement dated as of September 21, 2001 between Synthetech Inc. and U.S. Bank N.A. (The Revolving Credit Note and Agreement was filed with the Commission as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002.)

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


                                      SYNTHETECH, INC.
                                      (Registrant)


Date: November 12, 2002               /s/ M. Sreenivasan
                                      ---------------------------------
                                      M. Sreenivasan
                                      President & C.E.O.



Date: November 12, 2002               /s/ Gary A. Weber
                                      ---------------------------------
                                      Gary A. Weber
                                      Vice President Finance &
                                      Chief Financial Officer

CERTIFICATION

PRESIDENT AND CHIEF EXECUTIVE OFFICER


I, M. Sreenivasan, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Synthetech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                      By: /s/ M. Sreenivasan
                                                 -------------------------
                                                 M. Sreenivasan
                                                 Title: President & C.E.O.

CERTIFICATION

VICE PRESIDENT FINANCE & CHIEF FINANCIAL OFFICER


I, Gary A. Weber, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Synthetech, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                      By: /s/ Gary A. Weber
                                                 -----------------------------
                                                 Gary A. Weber
                                                 Title: Vice President Finance &
                                                        Chief Financial Officer