Form 10-Q
period 2002-12-31
SYNTHETECH INC
filed 2003-02-03
CIK 749290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to_______________

         Commission file number 0-12992


                                SYNTHETECH, INC.
             (Exact name of registrant as specified in its charter)

                     OREGON                             84-0845771
          (State or Other Jurisdiction               (I.R.S. Employer
        of Incorporation or Organization)           Identification No.)

           1290 Industrial Way, Albany, Oregon               97322
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

                              Yes  X         No
                                  ---           ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes             No X
                                  ---           ---

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of February 3, 2003 was 14,322,094

================================================================================

                                 SYNTHETECH, INC


                                      INDEX



                                                                            Page
                                                                            ----
Part I.       Financial Information

              Item 1.   Condensed Financial Statements

                        Balance Sheets                                        3
                        Statements of Operations                              5
                        Statements of Cash Flows                              6
                        Notes to Unaudited Condensed Financial Statements     7

              Item 2.   Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                12

              Item 3.   Quantitative and Qualitative Disclosure about
                          Market Risk                                        17

              Item 4.   Controls and Procedures                              18

Part II.      Other Information

              Item 6.   Exhibits and Reports on Form 8-K                     19


              Signatures                                                     20

              Certification of President and Chief Executive Officer         21

              Certification of Vice President Finance and Chief Financial
                  Officer                                                    22

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                SYNTHETECH, INC.

                                 Balance Sheets
--------------------------------------------------------------------------------

                                                         (unaudited)
                                                         December 31,           March 31,
                                                             2002                 2002
                                                         ------------         ------------
                    Assets
-------------------------------------------------
Current Assets:
     Cash and cash equivalents                           $  5,325,000         $  4,214,000
     Accounts receivable, less allowance
       for doubtful accounts of $15,000 for
       both periods                                         1,164,000            2,167,000
     Inventories, net                                       4,030,000            4,398,000
     Income tax receivable                                    703,000              672,000
     Prepaid expenses                                         609,000              426,000
     Deferred income taxes                                    116,000              116,000
     Other current assets                                       4,000                7,000
                                                         ------------         ------------

          Total Current Assets                             11,951,000           12,000,000


Property, Plant and Equipment, net                         12,429,000           12,229,000
                                                         ------------         ------------


          Total Assets                                   $ 24,380,000         $ 24,229,000
                                                         ============         ============


The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                                 Balance Sheets
                                   (continued)
--------------------------------------------------------------------------------

                                                         (unaudited)
                                                         December 31,           March 31,
                                                             2002                 2002
                                                         ------------         ------------

     Liabilities and Shareholders' Equity
-------------------------------------------------

Current Liabilities:
     Current portion of long term obligations            $     21,000         $     20,000

     Accounts payable                                         538,000              465,000
     Accrued compensation                                     163,000              138,000
     Deferred revenue                                          21,000                   --
     Other accrued liabilities                                101,000               61,000
                                                         ------------         ------------

          Total Current Liabilities                           844,000              684,000

Deferred Income Taxes                                         463,000              463,000
Long Term Obligations, net of current portion                  81,000               97,000
Other Long Term Liabilities                                        --               15,000

Shareholders' Equity:
     Common stock, $.001 par value; authorized
      100,000,000 shares; issued and outstanding,
      14,322,000 and 14,307,000 shares                         14,000               14,000
     Paid-in capital                                        8,975,000            8,933,000
     Deferred  compensation                                   (65,000)             (61,000)
     Retained earnings                                     14,053,000           14,099,000
                                                         ------------         ------------

          Total Shareholders' Equity                       22,977,000           22,985,000
                                                         ------------         ------------

Total Liabilities and Shareholders' Equity               $ 24,380,000         $ 24,229,000
                                                         ============         ============

The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                            Statements of Operations
--------------------------------------------------------------------------------
                                   (unaudited)

                                          For the Three Months Ended        For the Nine Months Ended
                                                  December 31,                      December 31,
                                         ----------------------------      ----------------------------
                                             2002             2001             2002             2001
                                         -----------      -----------      -----------      -----------
Revenue                                  $ 3,991,000      $ 3,138,000      $ 8,867,000      $ 7,869,000

Cost of Sales                              2,001,000        2,281,000        6,995,000        7,677,000
                                         -----------      -----------      -----------      -----------

Gross Profit                               1,990,000          857,000        1,872,000          192,000

Research and Development                     207,000          166,000          524,000          464,000
Selling, General and Administrative          444,000          384,000        1,464,000        1,210,000
                                         -----------      -----------      -----------      -----------

Operating Expense                            651,000          550,000        1,988,000        1,674,000
                                         -----------      -----------      -----------      -----------

Operating Income (Loss)                    1,339,000          307,000         (116,000)      (1,482,000)

Other Income                                  15,000           23,000           49,000          112,000
Interest Expense                              (3,000)          (3,000)          (7,000)          (9,000)
                                         -----------      -----------      -----------      -----------

Income (Loss) Before Income Taxes          1,351,000          327,000          (74,000)      (1,379,000)

Provision (Benefit) for Income Taxes         513,000          124,000          (28,000)        (524,000)
                                         -----------      -----------      -----------      -----------

Net Income (Loss)                        $   838,000      $   203,000      $   (46,000)     $  (855,000)
                                         ===========      ===========      ===========      ===========

Basic Earnings (Loss) Per Share          $      0.06      $      0.01      $      0.00      $     (0.06)
                                         ===========      ===========      ===========      ===========

Diluted Earnings (Loss) Per Share        $      0.06      $      0.01      $      0.00      $     (0.06)
                                         ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                            Statements of Cash Flows
--------------------------------------------------------------------------------
                                   (unaudited)

For The Nine Months Ended December 31,                                 2002                2001
--------------------------------------                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $   (46,000)        $  (855,000)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Depreciation and amortization expense                              776,000           2,157,000
    Loss on retirement of equipment                                    114,000                  --
    Amortization of deferred compensation                               19,000              21,000

    (Increase) decrease in assets:
      Accounts receivable, net                                       1,003,000          (1,331,000)
      Inventories, net                                                 368,000            (307,000)
      Income tax receivable                                            (31,000)           (526,000)
      Prepaid expenses                                                (183,000)           (149,000)
      Other current assets                                               3,000              (6,000)

    Increase (decrease) in liabilities:
      Accounts payable, accrued compensation,
        accrued liabilities and other long term liabilities            153,000            (291,000)
      Deferred revenue                                                  21,000             (17,000)
                                                                   -----------         -----------
        Net cash provided by (used in) operating activities          2,197,000          (1,304,000)
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases                          (1,090,000)         (1,595,000)
                                                                   -----------         -----------
        Net cash used in investing activities                       (1,090,000)         (1,595,000)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term debt obligations                  (15,000)            (41,000)
  Proceeds from stock purchase plan                                     19,000              18,000
                                                                   -----------         -----------
        Net cash provided by (used in) financing activities              4,000             (23,000)
                                                                   -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 1,111,000          (2,922,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     4,214,000           5,389,000
                                                                   -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 5,325,000         $ 2,467,000
                                                                   ===========         ===========

NON-CASH INVESTING ACTIVITIES:
Issuance of stock options at below fair value                      $    23,000         $    13,000


The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
      (Information as of December 31, 2002 and for the three and nine-month periods ended December 31, 2002 is unaudited)

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

NOTE B.  PROPERTY, PLANT AND EQUIPMENT LIVES

Based upon the results of an independent review of the estimated lives of certain categories of its machinery and equipment and laboratory equipment, the Company reassessed the useful lives of certain of these assets as of the beginning of the first quarter of fiscal 2003. The Company initiated the review as it became evident after several years of use that certain Company equipment may have longer usefulness, both functionally and from a technology perspective, than originally anticipated. The changes in estimated useful lives, which are indicated in the table below, reduced total depreciation expense and resulted in an after-tax increase to net income of approximately $223,000, or $0.02 per share, and an after-tax decrease to net loss of approximately $682,000, or $0.05 per share, for the third quarter and first nine months of fiscal 2003, respectively.

           Estimated Useful Lives:
           (in years)                           2003                2002
           ---------------------------    -----------------    ----------------

           Machinery and equipment             5 - 17                 5
           Laboratory equipment                5 - 7                  5

           ---------------------------    -----------------    ----------------

NOTE C.  NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect the adoption of SFAS No. 143 to have a significant impact on the Company's financial condition or results of operations.

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

SFAS No. 144 is effective for the Company beginning in fiscal 2003. The adoption of SFAS No. 144 has not had a significant impact on the Company's financial condition or results of operations.

In July 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an Amendment of SFAS 123." SFAS No. 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company intends to adopt SFAS No. 148 on April 1, 2003. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is expected to impact only the future disclosures, not the financial results, of the Company.

NOTE D.  COMPREHENSIVE INCOME OR LOSS

The Company has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.

NOTE E.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. The following is a reconciliation of the shares used to calculate basic earnings (loss) per share and diluted earnings per share:

                                               For the Three Months               For the Nine Months
                                                Ended December 31,                  Ended December 31,
                                           ----------------------------        ----------------------------
                                              2002              2001              2002              2001
                                           ----------        ----------        ----------        ----------
Weighted average shares
    outstanding for Basic EPS              14,322,094        14,290,383        14,314,595        14,284,836

Dilutive effect of common stock
    options issuable under treasury
    stock method                               28,092            23,390                --                --
                                           ----------        ----------        ----------        ----------
Weighted average common and
   common equivalent shares
   outstanding for Diluted EPS             14,350,186        14,313,773        14,314,595        14,284,836
                                           ==========        ==========        ==========        ==========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                               For the Three Months               For the Nine Months
                                                Ended December 31,                  Ended December 31,
                                           ----------------------------        ----------------------------
                                              2002              2001              2002              2001
                                           ----------        ----------        ----------        ----------
Common stock options outstanding            1,020,300           212,100         1,102,300           275,100
                                           ==========        ==========        ==========        ==========

NOTE F.  STATEMENTS OF CASH FLOWS

         Supplemental cash flow disclosures:

                             For the Three Months        For the Nine Months
             Cash Paid        Ended December 31,          Ended December 31,
         ----------------    --------------------        --------------------
                              2002          2001          2002          2001
                             ------        ------        ------        ------

         Income Taxes        $3,000        $   --        $3,000        $1,000

         Interest            $2,000        $3,000        $7,000        $9,000


NOTE G.  INVENTORIES

         The major components of inventories are as follows:

                                 December 31,        March 31,
                                     2002              2002
                                  ----------        ----------

         Raw materials            $1,049,000        $1,126,000
         Work in process           1,049,000         1,281,000
         Finished products         1,932,000         1,991,000
                                  ----------        ----------
                                  $4,030,000        $4,398,000
                                  ==========        ==========

The December 31, 2002 and March 31, 2002 inventory is net of a $702,000 and $25,000 inventory loss reserve, respectively. The Company recorded a charge of $652,000 ($404,000 after tax) in the quarterly period ended September 30, 2002, related to the valuation of impaired inventory.

NOTE H.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                         December 31,        March 31,
                                             2002               2002
                                         -----------        -----------

         Land                            $   241,000        $    91,000
         Buildings                         6,620,000          6,330,000
         Machinery and equipment          15,122,000         14,800,000
         Laboratory equipment                878,000          1,005,000
         Furniture and fixtures              412,000            372,000
         Vehicles                            149,000            125,000
         Construction in Progress             66,000            276,000
                                         -----------        -----------
                                          23,488,000         22,999,000
         Less:
         Accumulated depreciation         11,059,000         10,770,000
                                         -----------        -----------
                                         $12,429,000        $12,229,000
                                         ===========        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.

                             Percentage of Revenues

------------------------------------------------------------------------------------------------

                                              For the Three Months          For the Nine Months
                                               Ended December 31,            Ended December 31,
                                              --------------------          --------------------
                                               2002           2001           2002           2001
                                              -----          -----          -----          -----
Revenues                                      100.0%         100.0%         100.0%         100.0%
Cost of Sales                                  50.2           72.7           78.9           97.6
                                              -----          -----          -----          -----

Gross Profit                                   49.8           27.3           21.1            2.4

Research and Development                        5.2            5.3            5.9            5.9
Selling, General and Administrative            11.1           12.2           16.5           15.4
                                              -----          -----          -----          -----

Operating Expense                              16.3           17.5           22.4           21.3

Operating Income (Loss)                        33.5            9.8           (1.3)         (18.9)

Other Income                                    0.4            0.7            0.6            1.4
Interest Expense                               (0.0)          (0.1)          (0.1)          (0.1)
                                              -----          -----          -----          -----

Income (Loss) Before Income Taxes              33.9           10.4           (0.8)         (17.6)

Provision (Benefit) For Income Taxes           12.9            4.0           (0.3)          (6.7)
                                              -----          -----          -----          -----

Net Income (Loss)                              21.0%           6.4%          (0.5)%        (10.9)%
                                              =====          =====          =====          =====

------------------------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Revenues
--------

Revenues of $4.0 million in the third quarter of fiscal 2003 increased by $853,000, or 27.2%, compared to $3.1 million in the third quarter of fiscal 2002. Revenues of $8.9 million for the first nine months of fiscal 2003 increased $1.0 million, or 12.7%, compared to revenues of $7.9 million in the same period of fiscal 2002. Revenues in the third quarter and first nine months of fiscal 2003, included $2.4 million and $5.5 million, respectively, of shipments of peptide building blocks (PBBs) to two customers to support production of two large-scale drug projects in clinical development. Shipments to these same two customers totaled $2.2 million and $4.2 million, for the third quarter and first nine months of fiscal 2002, respectively. Revenues in the third quarter of fiscal 2003 also included shipments to a major pharmaceutical company for $1.0 million, to support a drug project in early development. The Company did not ship product to the cosmeceutical sector during the third quarter of fiscal 2003. Shipments to the cosmeceutical sector totaled $538,000 in the first nine months of fiscal 2003. During the third quarter and first nine months of fiscal 2002, shipments to the cosmeceutical sector totaled $423,000 and $1.4 million, respectively. A cosmeceutical is a product that makes no therapeutic claims but is intended for topical use by humans.

International sales, mainly to Europe, were $567,000 and $1.4 million for the third quarter and first nine months of fiscal 2003, respectively, compared to $109,000 and $1.2 million for the third quarter and first nine months of fiscal 2002, respectively. International sales, like all Company revenues, are subject to significant quarterly fluctuations.

During the third quarter of fiscal 2003, the Company received, among other orders, two orders for PBB's totaling $4.4 million. The orders are in support of a major pharmaceutical company which is preparing a drug for market launch and a cosmeceutical company with an established marketed product. The Company anticipates that shipments will extend into the fourth quarter of fiscal 2004. As with any orders, these orders may be cancelled prior to shipment.

A substantial portion of revenues for any given quarter is typically comprised of orders relating to a few projects, and the delay or loss of any key project would have a significant negative impact on the Company's results of operations for that quarter.

Management expects that operating results for fiscal 2003 will be relatively flat in terms of revenue, compared to fiscal 2002, but with a reduced net loss for fiscal 2003. Management believes that a more favorable sales mix and the reduction of depreciation expense from the reassessment of useful lives of certain machinery and equipment will be the primary contributing factors to the expected reduction in net loss between fiscal 2003 and 2002.

Gross Profit
------------

The gross profit for the third quarter of fiscal 2003 was $2.0 million, or 50% of revenues, compared to $857,000, or 27% of revenues, for the third quarter of fiscal 2002. The gross profit for the first nine months of fiscal 2003 was $1.9 million, or 21% of revenues, compared to $192,000, or 2% of revenues, for the first nine months of fiscal 2002. The improvement in gross profit in the third quarter of fiscal 2003 was primarily the result of a more favorable product mix and increased sales. The mix of products shipped in the third quarter of fiscal 2003 had an unusually high gross profit. In future periods, the Company does not expect to achieve the level of profitability experienced in the third quarter at this level of revenues.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As further discussed in Note B to the attached financial statements, at the beginning of fiscal 2003, the Company reassessed the useful lives of certain of its machinery and equipment. The extension in asset lives decreased depreciation expense which increased gross profit for the third quarter and first nine months of fiscal 2003 by approximately $359,000 and $1.1 million, respectively.

Gross profit for the third quarter and the first nine months of fiscal 2003 reflect inventory write-offs totaling $136,000 and $1.0 million, respectively. This compares to inventory write-offs totaling $122,000 and $563,000, respectively, in the corresponding periods of fiscal 2002. The Company routinely develops manufacturing processes to produce new products or refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes to exceed the selling price for the initial batches of product, which results in an inventory write-off. A significant portion of the write-offs for the first nine months of fiscal 2003 and 2002 related to material which failed to meet customer specifications or was associated with the early stages of development and production of products not previously manufactured by the Company. Factors identified in the following paragraph also played a role in the write-off of certain items.

The gross profit for the first nine months of fiscal 2003 contains a reserve for impaired inventory of $677,000, of which $25,000 and $652,000 were recorded in the first and second quarters of fiscal 2003, respectively. The international fine chemicals industry, where the Company is a niche participant, has been marked by overcapacity and a resulting downward pressure on pricing. In addition, it has become increasingly difficult to rework certain raw materials on a cost effective basis. Accordingly the value of the Company's inventory was adversely impacted by these and other factors, including, among other things: material related to customer projects which have been discontinued or are on hold; and changes in customer preferences towards products that contain no animal content.

Management evaluates the Company's inventory for impairment whenever indicators of impairment exist. Factors contributing to inventory impairment include, but are not limited to, decreases in selling price; changes in customer specifications; a customer terminates a project or places a project on-hold; material produced by the Company varies from customer specifications; and the cost to produce material exceeds the current market price. Management will then write-down the Company's inventories to reflect an estimate for impairment. The amount of the write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future. Any such write-downs would be reflected as a charge to earnings in the relevant period.

Cost of revenues included an increase in property taxes and insurance costs of $123,000, or 49%, during the first nine months of fiscal 2003 compared to the same period of fiscal 2002. The increase is the result of the Company's plant expansions, the expiration of a property tax exemption, and general increases in the cost of insurance. Losses on the retirement of machinery and equipment totaled $114,000 in the first nine months of fiscal 2003, which were included in cost of revenues.

Cost of revenues includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period, including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Operating Expense
-----------------

Research and development (R&D) expense in the third quarter of fiscal 2003 was $207,000, or 5% of revenues, compared to $166,000, also 5% of revenues, in the third quarter of fiscal 2002. R&D expense in the first nine months of fiscal 2003 was $524,000, or 6% of revenues, compared to $464,000, also 6% of revenues, for the same period of fiscal 2002. The hiring of additional chemists is primarily responsible for the reported increase in R&D expense.

Selling, general and administrative (SG&A) expense in the third quarter of fiscal 2003 was $444,000, or 11% of revenues, compared to $384,000, or 12% of revenues, in the third quarter of fiscal 2002. SG&A expense in the first nine months of fiscal 2003 was $1.5 million, or 17% of revenues, compared to $1.2 million, or 15% of revenues, for the same period of fiscal 2002. The increases in SG&A expense for the third quarter and first nine months of fiscal 2003 primarily reflect general increases in labor and employee benefit costs. SG&A expense for the first nine months of fiscal 2003 includes one-time costs relating to the retirement of a Company officer, which was recorded in the first quarter of fiscal 2003.

Operating Income (Loss)
-----------------------

Operating income in the third quarter of fiscal 2003 and 2002 was $1.3 million and $307,000, respectively. Operating loss in the first nine months of fiscal 2003 and 2002 was $116,000 and $1.5 million, respectively. The increase in operating income for the third quarter of fiscal 2003 and decrease in operating loss for the first nine months of fiscal 2003 was primarily the result of a more favorable product mix, increased sales and the reduction of depreciation expense from the reassessment of useful lives of certain machinery and equipment.

Other Income
------------

Other income in the third quarter and first nine months of fiscal 2003 was $15,000 and $49,000, respectively, compared to other income in the third quarter and first nine months of fiscal 2002 of $23,000 and $112,000, respectively. Other income is primarily comprised of interest earned on cash equivalents.

Interest expense
----------------

Interest expense was $3,000 and $7,000, respectively, for the third quarter and first nine months of fiscal 2003, and $3,000 and $9,000 for the third quarter and first nine months of fiscal 2002, respectively.

Provision (Benefit) for Income Taxes
------------------------------------

For all periods presented, the Company recorded an income tax provision (benefit) at the statutory combined federal and state rate of 38%.

Net Income (Loss)
-----------------

Net income for the third quarter of fiscal 2003 was $838,000, or 21% of revenue, compared to $203,000, or 6% of revenue, for the third quarter of fiscal 2002. Net loss for the first nine months of fiscal 2003 was $46,000, or 1% of revenue, compared to a net loss of $855,000, or 11% of revenue, for the same period of fiscal 2002. The effect on net income (loss) for the third quarter and first nine months of fiscal 2003 from the extension of the useful lives of certain of the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, (continued)

Company's machinery and equipment, as discussed in Note B to the attached financial statements, was to increase net income by approximately $223,000, or $0.02 per share, and reduce the net loss by approximately $682,000, or $0.05 per share, respectively.

INDUSTRY FACTORS

Market Factors
--------------

The Company manufactures PBBs for use in synthetically manufactured peptide, peptidomimetic small molecule and other drugs. The market for PBBs is driven by the market for the drugs in which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of these drug development efforts, which drugs get selected for clinical trials, which drugs are approved by the FDA, or other applicable regulatory agencies, or, even if approved, the ultimate market potential of the drugs. The Company also manufactures PBBs for use in a cosmeceutical, and faces similar factors in that market.

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

The size of PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of PBBs for marketed drugs can also provide an opportunity for continuing longer-term sales. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs, however, remains subject to many uncertainties, including, without limitation, market acceptance, the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes which may not include the Company's PBBs as an intermediate. The Company experiences intense competition to supply PBBs, particularly with longer-term, larger-scale orders. Competition may lead to the loss of customers and is creating downward price pressure for some of the Company's products. In addition, the price per unit of Company products for a given project generally decreases as volume demand for the project increases. These factors may lead to reduced margins for certain products.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had working capital of $11.1 million, compared to $11.3 million at March 31, 2002. The Company's cash and cash equivalents at December 31, 2002 totaled $5.3 million, compared to $4.2 million at March 31, 2002. The Company has a $2 million bank line of credit, collateralized by accounts receivable, of which there was no amount outstanding at December 31, 2002. The line of credit expires on August 31, 2003. Net cash provided by operating activities was $2.2 million for the first nine months of fiscal 2003. Purchases of property plant and equipment totaled $1.1 million and principal payments on long-term debt totaled $15,000 for the first nine months of fiscal 2003. The Company believes that its existing cash and cash equivalents, its bank line of credit and funds generated from operations will be sufficient to support operations for the next twelve months and the foreseeable future.

The decrease in accounts receivable to $1.2 million at December 31, 2002 from $2.2 million at March 31, 2002 primarily reflects differences in the timing and amount of shipments between the periods. The decrease in inventory to $4.0 million at December 31, 2002, from $4.4 million at March 31, 2002, is primarily the result of a $677,000 provision for impaired inventory.

The Company incurred $1.1 million of capital expenditures during the first nine months of fiscal 2003, of which $285,000 was expended on an automated process control system which became functional in July 2002. During July 2002, the Company also purchased property adjacent to its present manufacturing facilities in Albany, Oregon. The adjacent property includes office and warehouse space. The initial purchase price and related closing costs were $347,000, and the Company expended an additional $106,000 preparing the facility for occupancy. During the fourth quarter of fiscal 2003, the Company plans to complete a remodel of its Quality Control Department budgeted at $200,000 and plans to complete an extension of its fire suppression system for $115,000. The Company's capital budget for fiscal 2003 is $1.5 million. The Company expects to finance all capital expenditures from internal cash flow and existing financial resources and does not anticipate the need for any new debt or equity financing.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
(continued)

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

Item 4.  Controls and Procedures

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published financial statements and other disclosures included in the Company's reports under the Securities Exchange Act of 1934. Within the 90-day period prior to the date of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in the Company's Exchange Act reports.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date that the Company completed its evaluation.

--------------------------------------------------------------------------------

This Report on Form 10-Q includes "forward-looking" information (as defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), including, without limitation, statements regarding: future performance, growth and operating results of the Company, including results for fiscal 2003; the timing of shipments and orders; the adequacy of reserves against potential future impairment of inventory; the sufficiency of existing and anticipated funds to support future operations; the Company's anticipated capital expenditures and financing thereof; and the effect any change in foreign currency exchange rates would have on the Company's operating results. Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The risks and uncertainties include, but are not limited to, the following: the uncertain market for our products, potential loss of a significant customer, customer concentration, potential termination or suspension by customer of significant projects, potential period-to-period revenue or expense fluctuations, production factors, industry cost factors, competition, government regulation, labor disputes, technological change, and international business risks. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002, for a further description of risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.

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

         Exhibit 99.1      Chief Executive Officer Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

         Exhibit 99.2      Chief Financial Officer Certification Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                SYNTHETECH, INC.




Date:  February 3, 2003                         /s/ M. Sreenivasan
                                                ------------------------
                                                M. Sreenivasan
                                                President & C.E.O.



Date:  February 3, 2003                         /s/ Gary A. Weber
                                                ------------------------
                                                Gary A. Weber
                                                Vice President Finance &
                                                Chief Financial Officer

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

Date: February 3, 2003                              By: /s/ M. Sreenivasan
                                                    Title: President & C.E.O.

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



Date: February 3, 2003                              By: /s/ Gary A. Weber
                                                    Title: Vice President
                                                    Finance & Chief Financial
                                                    Officer