Form 10-Q/A
period 2002-12-31
SYNTHETECH INC
filed 2003-02-06
CIK 749290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)


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

         The number of shares of the registrant's common stock, $.001 par value, outstanding as of February 6, 2003 was 14,322,094

================================================================================

                                 SYNTHETECH, INC


                                Explanatory Note

     This Amendment No. 1 to the Company's quarterly report on Form 10-Q/A for the quarter ended December 31, 2002 is being filed solely to correct the amounts reported as "Other Long Term Liabilities" in the Company's balance sheets under
Part I, Item 1, which amounts were inadvertently transposed between the two periods presented. All other amounts, subtotals and totals on the Company's balance sheets and all other information included in this Amendment No. 1 are restated in their entirety and remain as originally reported.


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

                                SYNTHETECH, INC.

                                 Balance Sheets
                                   (continued)
--------------------------------------------------------------------------------

                                                         (unaudited)
                                                         December 31,           March 31,
                                                             2002                 2002
                                                         ------------         ------------

     Liabilities and Shareholders' Equity
-------------------------------------------------

Current Liabilities:
     Current portion of long term obligations            $     21,000         $     20,000

     Accounts payable                                         538,000              465,000
     Accrued compensation                                     163,000              138,000
     Deferred revenue                                          21,000                   --
     Other accrued liabilities                                101,000               61,000
                                                         ------------         ------------

          Total Current Liabilities                           844,000              684,000

Deferred Income Taxes                                         463,000              463,000
Long Term Obligations, net of current portion                  81,000               97,000
Other Long Term Liabilities                                    15,000                   --

Shareholders' Equity:
     Common stock, $.001 par value; authorized
      100,000,000 shares; issued and outstanding,
      14,322,000 and 14,307,000 shares                         14,000               14,000
     Paid-in capital                                        8,975,000            8,933,000
     Deferred  compensation                                   (65,000)             (61,000)
     Retained earnings                                     14,053,000           14,099,000
                                                         ------------         ------------

          Total Shareholders' Equity                       22,977,000           22,985,000
                                                         ------------         ------------

Total Liabilities and Shareholders' Equity               $ 24,380,000         $ 24,229,000
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






                                SYNTHETECH, INC.




Date:  February 6, 2003                         /s/ M. Sreenivasan
                                                ------------------------
                                                M. Sreenivasan
                                                President & C.E.O.



Date:  February 6, 2003                         /s/ Gary A. Weber
                                                ------------------------
                                                Gary A. Weber
                                                Vice President Finance &
                                                Chief Financial Officer

CERTIFICATION
President and Chief Executive Officer

I, M. Sreenivasan, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Synthetech, Inc.;

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

Date: February 6, 2003                              By: /s/ M. Sreenivasan
                                                    Title: President & C.E.O.

CERTIFICATION
Vice President Finance & Chief Financial Officer

I, Gary A. Weber, certify that:

1.    I have reviewed this quarterly report on Form 10-Q/A of Synthetech, Inc.;

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



Date: February 6, 2003                              By: /s/ Gary A. Weber
                                                    Title: Vice President
                                                    Finance & Chief Financial
                                                    Officer