Form 10-K
period 2003-03-31
SYNTHETECH INC
filed 2003-06-10
CIK 749290

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED MARCH 31, 2003

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-12992


                                SYNTHETECH, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OREGON                                        84-0845771
--------------------------------------------------------------------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)


                    1290 INDUSTRIAL WAY, ALBANY, OREGON 97321
               (Address of principal executive offices) (Zip code)
                                  541 967-6575
               (Registrants telephone number, including area code)


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


Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by checkmark whether the registrant is an accelerated filer (as defined
in Rule 12b-2 of the Exchange Act). YES  [_]    NO  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($1.25) as reported by the Nasdaq National Market System, as of the last business day of the Registrant's most recently completed second fiscal quarter (September 30, 2002), was $13,134,000

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement are incorporated by reference into
Part III of this Form 10-K.
================================================================================

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
PART I

Item 1    -   Business ...................................................    1
Item 2    -   Properties..................................................   10
Item 3    -   Legal Proceedings...........................................   10
Item 4    -   Submission of Matters To a Vote of Security Holders.........   10
              Executive Officers of the Registrant........................   10



PART II

Item 5    -   Market for Registrant's Common Stock and Related
              Shareholder Matters.........................................   12
Item 6    -   Selected Financial Data.....................................   13
Item 7    -   Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................   14
Item 7A   -   Quantitative and Qualitative Disclosure About Market Risk...   23
Item 8    -   Financial Statements and Supplementary Data.................   24
Item 9    -   Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure.........................   43



PART III

Item 10   -   Directors and Executive Officers of the Registrant .........   43
Item 11   -   Executive Compensation......................................   43
Item 12   -   Security Ownership of Certain Beneficial Owners
              and Management..............................................   43
Item 13   -   Certain Relationships and Related Transactions..............   44



PART IV

Item 14 -     Controls and Procedures.....................................   44
Item 15   -   Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.................................................   45


Signatures................................................................   47
Certifications............................................................   48



                                     Page ii

                                     PART I
                                     ------

                           FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THIS ACT PROVIDES A "SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS TO ENCOURAGE COMPANIES TO PROVIDE PROSPECTIVE INFORMATION ABOUT THEMSELVES SO LONG AS THEY IDENTIFY THESE STATEMENTS AS FORWARD-LOOKING AND PROVIDE MEANINGFUL CAUTIONARY STATEMENTS IDENTIFYING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THE PROJECTED RESULTS. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, INCLUDING STATEMENTS REGARDING INDUSTRY PROSPECTS AND FUTURE RESULTS OF OPERATIONS OR FINANCIAL POSITION, MADE IN THIS ANNUAL REPORT ARE FORWARD LOOKING. WORDS SUCH AS "ANTICIPATES," "BELIEVES," "EXPECTS," "FUTURE` AND "INTENDS" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. IN PARTICULAR, STATEMENTS REGARDING: ANTICIPATED REVENUES; FINANCING CURRENT AND FUTURE CAPITAL EXPENDITURES WITH CASH AND CASH EQUIVALENTS; AND COSTS OF COMPLYING WITH GOVERNMENTAL REGULATION ARE FORWARD-LOOKING. FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT EXPECTATIONS, PLANS OR PROJECTIONS AND ARE INHERENTLY UNCERTAIN. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM management's EXPECTATIONS, PLANS OR PROJECTIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE OF THIS REPORT. CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM MANAGEMENT'S EXPECTATIONS ARE DESCRIBED IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE RESULTS." THIS SECTION, ALONG WITH OTHER SECTIONS OF THIS ANNUAL REPORT, DESCRIBES SOME, BUT NOT ALL, OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER SIGNIFICANTLY FROM MANAGEMENT'S EXPECTATIONS. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE URGED, HOWEVER, TO REVIEW THE FACTORS SET FORTH IN REPORTS THAT THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION.


                                ITEM 1. BUSINESS
                                ----------------
GENERAL
-------

Synthetech, Inc., an Oregon corporation (the "Company" or "Synthetech"), produces chemically modified naturally occurring and synthetic amino acids that it refers to as "Peptide Building Blocks" ("PBBs"). These PBBs are purchased by major pharmaceutical companies, emerging biopharmaceutical companies and contract drug synthesis companies as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs. Using organic chemistry and biocatalysis techniques, the Company has the expertise and capacity to produce PBBs on a full cycle "grams to tons" production basis for use in all stages of drug development from initial discovery through approved, marketed drugs. Synthetech's PBBs are used in peptide, peptidomimetic small molecule and other drugs under development or on the market for the treatment of AIDS, cancer, cardiovascular and other diseases.

The Company also is manufacturing PBBs for use in a cosmeceutical, a cosmetic product that makes no therapeutic claims, but being intended for human use, is regulated by the Food and Drug Administration ("FDA") for safety.

MARKET OVERVIEW
---------------

The demand for PBBs is driven by the market for the peptide, peptidomimetic small molecule and other drugs in which they are incorporated. Peptide drugs are chains of generally three to 50 amino acids and retain their peptide structure after completion of drug manufacturing. Since naturally occurring peptides in the human body regulate many of its complex biochemical systems, researchers have been investigating peptide drug candidates to determine their ability to regulate these systems to either promote health or hinder disease. With structures and characteristics similar to the body's own peptides and enzymes, peptide drugs generally are quite potent. Peptide drugs also tend to be administered through intravenous or other non-oral delivery paths. During clinical trials, PBB orders for these candidates are typically multi-kilogram ("multi-kilo") in size. At the marketed drug stage, orders for PBBs for these drugs can reach the tens of kilograms ("kilos") to hundreds of kilos size.

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

(See also "Industry Factors" set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

STRATEGY
--------

Synthetech's strategy is to emphasize a commitment to its customers from the early phases of discovery through clinical development in order to develop larger orders to the extent that the products receive regulatory approval.

PRODUCT OVERVIEW
----------------

Peptide Building Blocks. PBBs are amino acids that have been chemically modified through organic chemistry and biocatalysis techniques to enable them to link with other amino acids or chemicals in a particular defined sequence. These PBBs are used as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs, and for the cosmeceutical product. The amino acids that are transformed into PBBs may be either natural amino acids (that is, amino acids that occur in nature, including their chiral or "mirror image" form) or synthetic amino acids (that is, amino acids that have a side chain that does not occur in nature). Synthetech refers to the synthetic amino acids as "Specialty Amino Acids."

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

At March 31, 2003, the Company's order backlog was $4.6 million, with shipments extending into fiscal 2005. At March 31, 2002 and 2001 the Company's order backlog was $6.2 million and $3.9 million, respectively.

MARKETING
---------

The Company markets its products and capabilities through attendance at trade shows, listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and a website. In addition, the Company maintains ongoing direct relationships with major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and other firms that it believes might have a need for its products. The Company typically sells its products directly to its customers, although it uses independent sales representatives for some European sales in Switzerland and France, and has usually sold products to Japanese customers through chemical trading firms.

CUSTOMERS
---------

Although the Company has customers in various countries, the Company expects that a few customers will continue to account for a significant portion of revenues each year. During fiscal 2003, the top 10 customers represented over 90% of the Company's revenues. Of these ten customers, four were major pharmaceutical companies, two were emerging biopharmaceutical companies, three were contract drug synthesis companies, and one was a cosmeceutical company. The Company had two customers each accounting for over 10% of fiscal 2003 revenues -- Telik, Inc. and F. Hoffman-La Roche, Ltd. which individually accounted for approximately 39% and 21%, respectively, of the Company's fiscal 2003 revenues.

For the fiscal years ended March 31, 2003, 2002 and 2001, sales to international customers were $1.9 million, $1.4 million, and $1.7 million, respectively, accounting for approximately 17%, 13%, and 23%, of the Company's total revenues. The Company's international sales were principally to Europe. See Note K to Financial Statements.

COMPETITION
-----------

Because peptide and peptidomimetic small molecule drugs are relatively new, the market in the past for PBBs has been quite small, with sales typically in the hundreds of kilos or smaller size. As a result, the PBB market has not attracted a significant amount of direct competition. As the market continues to grow with larger order sizes becoming more prevalent, the Company has begun to see more competition.

Current competition in multi-kilo quantities of natural amino acid based PBBs comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural PBBs have begun to attract a wider group of domestic and international chemical companies. In the area of Specialty Amino Acids, the Company has competition on a selected product basis at the multi-kilo scale from fine chemical producers in Europe, Japan and the United States. Competition from companies in developing countries, such as India, China and Korea, is also starting to emerge. Additionally, there is some competition from internal production departments of pharmaceutical companies. Competition also increases for supplying PBBs for drug development programs that reach late clinical trials and move into approved status as a result of the increased quantities typically required at these stages and pharmaceutical company requirements to have second sources of material available. Many of the Company's competitors have technical, financial, selling and other resources available to them that are significantly greater than those available to the Company.

The principal methods of competition in the market for PBBs and other fine chemicals are price, quality, customer service and delivery responsiveness. The Company believes that it competes effectively in each of these areas. The Company also believes that its production of a wide range of products and quantities gives it a competitive advantage in the marketplace. In addition, the Company believes that pharmaceutical companies generally view internal production of PBBs as a misallocation of resources and, given a reliable source of a quality product, would rather obtain them from an outside supplier.

RESEARCH AND DEVELOPMENT
------------------------

The Company's Research and Development Group is composed of nine degreed chemists, of whom four have advanced degrees in chemistry. The Company's research and development efforts focus on process development to support the Company's PBB product lines. In addition, the group explores alternative scaleable routes for PBB production, especially for its Specialty Amino Acids. The Company has expanded its research staff in both fiscal 2003 and 2002 to place additional emphasis on developing novel technologies to seek to address identifiable market trends and business opportunities.

During the fiscal years ended March 31, 2003, 2002 and 2001, the Company's research and development expenses were $765,000, $651,000, and $458,000, respectively.

EMPLOYEES
---------

As of May 30, 2003, the Company employed 64 individuals.

REGULATORY MATTERS
------------------

Because the Company's products are intermediates sold to drug manufacturers, the Company has been generally unaffected directly by FDA regulation which is directed at the drug manufacturers. The Company's customers do, however, typically conduct periodic reviews and audits of the Company's operations, including its inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. Because some customers have begun to request the Company to manufacture and supply PBBs with additional processing that complies with the FDA's Good Manufacturing Practice guidelines, the Company expects these programs will often include more extensive quality assurance systems and documentation. The Company anticipates that the expenses of implementing these programs will increase.

The Company's business is also subject to substantial regulation in the areas of safety, environmental control and hazardous waste management. Although the Company believes that it is in material compliance with these laws, rules and regulations, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. As additional and more extensive regulations are being added in these areas at the federal, state and local levels, the compliance costs likely will continue to increase. The operation of fine chemical manufacturing plants involves a risk of environmental damage or personal injury due to the potentially harmful substances used. There can be no assurance that material costs and liabilities will not be incurred in the future because of an accident or other event resulting in personal injury or an unauthorized release of such substances to the environment. The Company also generates hazardous and other wastes that are disposed at various off-site facilities. The Company may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities due to releases of such substances into the environment.

Expenditures for capital equipment related to maintaining compliance with government regulatory matters were insignificant in fiscal 2003 and are anticipated to be insignificant in fiscal 2004.

The Company maintains property damage insurance, liability insurance, environmental risk insurance, and product liability insurance. However, coverage may be inadequate to cover potential environmental liabilities.

PRODUCT LIABILITY
-----------------

Use of the Company's products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of such products involves a risk of product liability. Claims for product liability may be asserted against the Company. The Company may not be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company maintains product liability insurance with a $1 million limit per occurrence and a $2 million aggregate limit. The Company also maintains an umbrella liability insurance policy with an additional $9 million of coverage, which may be inadequate to cover its liabilities.

COMPANY BACKGROUND
------------------

The Company was formed in 1981 to develop novel chemical process technology by combining classical organic chemistry with enzyme-based biocatalysis. For the first several years, it operated mainly as a research and development group focused on process development of pharmaceuticals and other fine chemicals. After its initial public offering in 1984, the Company's research efforts were concentrated on the development of a proprietary process for aspartame and L-phenylalanine. Although the Company has entered into one license for this technology, the Company discontinued marketing this technology in 1991 and does not expect additional licensing revenue for this technology.

Throughout its development during the 1980s, the Company also offered contract research services.

These research services were typically provided to pharmaceutical clients and generally involved the development of biocatalytic processes (that is, chemical processes which are affected by the use of enzymes or micro-organisms). Since the end of fiscal 1990, the Company has phased out contract research services and does not anticipate receiving any significant revenue from research services in the future. By the end of the 1980s, the Company, building on prior experience, began to focus on the production of PBBs and other fine chemicals for customers. With the successful completion of large-scale orders, the Company has demonstrated its capability as a full-cycle "grams to tons" PBB producer.

FACTORS AFFECTING FUTURE RESULTS
--------------------------------

READERS SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS, FUTURE OPERATING RESULTS AND FINANCIAL CONDITION, AS WELL AS OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES THE COMPANY FACES. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO THE COMPANY OR THAT THE COMPANY CURRENTLY DEEMS IMMATERIAL ALSO MAY IMPAIR ITS BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY'S BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS COULD BE MATERIALLY ADVERSELY AFFECTED.

         UNCERTAIN MARKET FOR PRODUCTS; CUSTOMER CONCENTRATION; AND POTENTIAL QUARTERLY REVENUE FLUCTUATIONS. Historically, the Company has experienced substantial period-to-period revenue fluctuations reflecting the industry environment in which the Company has operated. The market for PBBs is driven by the market for the synthetically manufactured peptide, peptidomimetic small molecule and other drugs, and cosmeceuticals into which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. The Company has no control over the pace of peptide, peptidomimetic small molecule and other drug development, which drugs get selected for clinical trials, which drugs are approved by the FDA, and, even if approved, the ultimate potential of such drugs. Recurring sales of PBBs for discovery or clinical trial stage development programs is sporadic at best. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Accordingly, the level of purchasing by the Company's customers for specific drug development programs varies substantially from year to year and the Company cannot rely on any one customer as a constant source of revenue.

         Sales of PBBs for marketed drugs provide an opportunity for continuing longer-term sales and the size of the PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs remains subject to many uncertainties, including the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs. Since the Company's revenues are composed of PBB sales in all three drug development stages, and since even sales of PBBs for marketed drugs are subject to cancellation or reduction, the Company is likely to continue to experience significant fluctuations in its periodic results. The Company faces similar challenges in any sales in the cosmeceutical market.

         DOWNWARD PRICE PRESSURE. As successful customer projects develop into larger volume orders, either during late-stage clinical trials, product pre-launch or for marketed products, the Company's per unit price may decline. Additionally, the international fine chemicals industry, in which the Company is a niche participant, has been marked by overcapacity, resulting in downward pressure on pricing.

Downward price pressure and resulting price declines could significantly decrease the Company's absolute gross margin if not offset by a substantial increase in customer requirements.

         KEY PERSONNEL. The Company's success depends largely on its President and CEO, its Vice President of Finance and CFO, its Vice President of Operations, its Director of Business Development, its Technical Director and other key employees. The Company does not have key-man life insurance on any of these employees. If one or more of these key employees were to resign, the loss could result in delays to production, loss of sales, and diversion of management resources. Synthetech's success also depends on its ability to attract and retain qualified, experienced employees. There is substantial competition for experienced technical, sales and marketing personnel in the industry. If Synthetech is unable to retain its existing personnel, or attract and retain additional qualified personnel, it may from time to time experience inadequate levels of staffing which could have a material adverse effect on the Company. The Company's growth could be limited due to its lack of capacity to produce and market products to customers or it could experience deterioration in service or decreased customer satisfaction.

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

         RISKS OF TECHNOLOGICAL CHANGE. The market for the Company's products is characterized by rapid changes in both product and process technologies. The Company's future results of operations will depend upon its ability to improve and market its existing products and to successfully develop, manufacture and market new products. The Company may not be able to continue to improve and market its existing products or develop and market new products and technological developments could cause the Company's products and technology to become obsolete or noncompetitive.

         INDUSTRY COST FACTORS. The market for PBBs used by pharmaceutical companies is dependent on the market for pharmaceutical products. The levels of revenues and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government controls. In addition, in the United States and elsewhere, sales of prescription pharmaceuticals are dependent in part on the availability of reimbursement to the consumer from third party payers such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. Peptide and peptidomimetic small molecule drugs may not be considered cost effective, and reimbursement may not be available or sufficient to allow these drugs to be sold on a profitable basis. In addition, as cost pressures in the pharmaceutical industry have tightened, the cancellation rate for drug development programs has increased. Industry cost pressures can also cause pharmaceutical companies to investigate alternative drug manufacturing processes that may not include PBBs.

         PRODUCTION FACTORS. Synthetech has a full cycle "grams to tons" production capability and has made over 400 products. With over 15 years of experience, Synthetech has developed extensive peptide and peptidomimetic small molecule process technology. Nevertheless, initial batches of new products and scaling up production of existing products may result in significantly lower than expected yields or may require substantial rework to meet the required specification. Production of new products may even result in total write-offs. Such write-offs would reduce the Company's gross margin.

         REGULATORY MATTERS. The Company is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals. Although the Company believes that it is in compliance with these laws, rules and regulations in all material respects, the failure to comply with present or future regulations could result in fines being imposed on the Company, suspension of production or cessation of operations. Third parties may also have the right to sue to enforce compliance. Moreover, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies thereunder could require the Company to make significant capital expenditures. The operation of a chemical manufacturing plant entails the inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and there can be no assurance that material costs and liabilities will not be incurred in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances to the environment. In addition, the Company generates hazardous materials and other wastes that are disposed at various offsite facilities. The Company may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities in the event of a release of hazardous substances by such facilities into the environment. Although, the Company has obtained environmental risk insurance, it may be inadequate to cover the Company's potential environmental liabilities.

         POTENTIAL REGULATION. The PBBs produced by the Company are intermediate ingredients that are then processed by the companies to which they are sold, and are therefore currently not subject to the requirements of the FDA. The Company's customers do, however, typically conduct periodic reviews and audits of the Company's operations, including its inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. As some customers have begun to request the Company to manufacture and supply PBBs with additional processing, the Company believes that these programs will often become more extensive. Accordingly, the Company expects its compliance documentation efforts will continue to increase and anticipates that the expenses of implementing such programs will increase in the future. In the future, the Company may not be able to comply with the applicable documentation or such documentation may require substantial incremental expense for additional labor and capital.

         RISKS OF INTERNATIONAL BUSINESS. Sales to customers outside the United States accounted for approximately 17% of the Company's net sales during fiscal year 2003 and 13% and 23% for fiscal years 2002 and 2001, respectively. The Company expects that international sales will continue to account for a significant percentage of net sales. The Company's business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence the Company's ability to sell its products in international markets. In addition, the Company's sale of its products is subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports into other countries in which the Company's products may be sold. The Company is also subject to similar risks with respect to the importation of raw materials from foreign countries. Changes in these regulations could increase costs or prevent the Company from accessing materials necessary for its products.

         MANUFACTURING CAPACITY. As a manufacturer of PBBs, the Company will continually face risks regarding the availability and costs of raw materials and labor, the potential need for additional capital equipment, increased maintenance costs, plant and equipment obsolescence and quality control. The Company has constructed additional manufacturing and related facilities on its site in Albany, Oregon. Nevertheless, existing facilities may not have sufficient capacity to meet the future demand for the Company's products. The Company utilizes a single facility. A disruption in the Company's production or distribution or damage or destruction of the Company's facility could have a material adverse effect on the Company's financial results. Conversely, the Company may not have sufficient demand to utilize the additional capacity, which could also have a material adverse effect on the Company's financial results.

         PRODUCT LIABILITY. Use of the Company's products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of such products involves an inherent risk of product liability. Claims for product liability could be asserted against the Company and the Company may not be able to successfully defend any claim that may be asserted. Even if the Company is successful, the costs of defense could materially affect its business. A product liability claim could have a material adverse effect on the business and/or financial condition of the Company. The Company has purchased product liability insurance with a $1 million limit per occurrence and a $2 million aggregate limit. Also, the Company maintains an umbrella liability insurance policy with an additional $9 million of coverage, which may be inadequate to cover its potential liabilities.

         CHANGE IN INDEPENDENT AUDITORS. In May 2002, the Company dismissed Arthur Andersen LLP, which had audited the Company's financial statements since 1989, and engaged KPMG LLP to audit the Company's financial statements for the fiscal year ended March 31, 2003 and the fiscal year ended March 31, 2002. The Company has not been able to obtain Arthur Andersen's consent to incorporate by reference their report on the audited financial statements for the fiscal year ended March 31, 2001 into the Company's existing or future registration statements or periodic reports. Because the Company has not been able to obtain such consent, recovery of damages by investors in the Company's common stock sold pursuant to those registration statements may be limited.

                               ITEM 2. PROPERTIES
                               ------------------

Synthetech's headquarters and production facility are located in Albany, Oregon. The Company purchased this property in 1987. Since then, it has undergone a number of plant and building expansions on site. At present, the Company's operating facilities aggregate 47,700 square feet and are comprised of production, pilot plant, laboratory, warehouse and office space. These facilities include a separate 20,000 square foot production facility.

In May 2001, the Company remodeled its Research and Development ("R&D") lab at a cost of $1.2 million. In November 2001, the Company completed a wastewater treatment system at a total cost of $1.6 million. In July 2002, the Company purchased and added improvements to an office and warehouse facility adjacent to its production facilities at a total cost of $453,000. The new building contains 1,700 square feet of office space and approximately 3,000 square feet of warehouse space. In March 2003, the Company completed the remodel of its 1,300 square foot Quality Control Department at a cost of $0.2 million.


                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

As of March 31, 2003, the Company was not involved in any material litigation. From time to time the Company may be involved in litigation arising in the normal course of its business.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

The Company did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal 2003.


EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth certain information concerning the executive officers and key employees of the Company:

               Name              Age                 Position
               ----              ---                 --------
    M. ("Sreeni") Sreenivasan     54    President, Chief Executive Officer and
                                        member of the Board of Directors
    Gary A. Weber                 45    Vice President of Finance and
                                        Administration, Chief Financial Officer,
                                        Secretary, Treasurer
    Joel D. Melka                 48    Vice President of Operations
    Michael J. Cannarsa           46    Director of Business Development
    Michael C. Standen            42    Technical Director
------------

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

Gary A. Weber. Mr. Weber joined the Company as Vice President of Finance and Administration in June 2002. In July 2002, the Company's Board of Directors appointed Mr. Weber to the additional positions of Chief Financial Officer, Treasurer and Secretary. From 1998 until March 2002, Mr. Weber was Vice President of Finance for Wah Chang and Oremet-Wah Chang (specialty metals and chemicals manufacturing), a division of Allegheny Technologies Incorporated. From 1994-1998 Mr. Weber was Controller for Oregon Metallurgical Corporation (titanium products). From 1981-1994 Mr. Weber held various positions of increasing responsibility for Coopers & Lybrand, a predecessor firm of PriceWaterhouseCoopers. Mr. Weber received his B.S. degree in Accounting from the University of Oregon.

Joel D. Melka. In May 2002, Mr. Melka was named Vice President of Operations. He joined the Company as Director of Manufacturing in February 1999. From 1988 to 1999 he worked at ChemDesign Inc. (custom chemical manufacturing) in various capacities, his last position being Director of Manufacturing. From 1984 to 1988, he worked for Polaroid Corporation in various manufacturing positions. Prior to 1984, he spent five years as an officer in the U.S. Navy nuclear submarine service. Mr. Melka received his M.S. in Chemistry from the University of British Columbia and his B.S. in Chemistry from Michigan Technological University.

Michael J. Cannarsa. Dr. Cannarsa joined the Company as Director of Business Development in January 2001. From 1999 to 2000 he worked at Symyx Technologies (combinatorial chemistry) as Vice President of Fine Chemicals Business Development. From 1997 to 1999 he worked at PPG-Sipsy (custom chemical manufacturing) as Commercial Development Manager. Prior to 1997 he spent two years at Technology Catalysts International (a chemistry consulting firm) and previous to that he spent 12 years with ARCO Chemical Company. Dr. Cannarsa received his B.S. in Chemistry from Georgetown University and his Ph.D. in Organic Chemistry from Cornell University.

Michael C. Standen. Dr. Standen joined Synthetech in March 2001 in a senior capacity and was named Technical Director in March 2003. Before joining Synthetech, he spent 12 years working as a process development scientist with Zeneca Agrochemicals in Scotland and then later with Syngenta Ag in Mobile, Alabama. Prior to 1989, Dr. Standen spent one year as a post doctoral researcher in fluorocarbon chemistry at the University of Birmingham in the United Kingdom. From 1985-86 he worked as a postdoctoral Fulbright scholar at the Center for Fast Kinetics Research at the University of Texas at Austin. Dr. Standen earned BSc(hons), MSc and PhD degrees in chemistry from the University of Manchester in the United Kingdom.

                                     PART II
                                     -------

  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
  ----------------------------------------------------------------------------

The Company's Common Stock trades on the Nasdaq National Market under the symbol "NZYM." The following table sets forth the range of high and low sales prices for the Common Stock for the last two fiscal years as reported by Nasdaq.

                                   Fiscal Year Ended March 31,
                     -------------------------------------------------------
                             2003                              2002
                     -------------------------------------------------------
                       High         Low                  High         Low

First Quarter         $2.45        $1.16                $2.85        $1.78

Second Quarter         1.74         1.15                 2.49         1.16

Third Quarter          1.51         0.90                 2.10         1.20

Fourth Quarter         1.34         0.91                 2.00         1.38


No dividends on the Company's Common Stock have been paid since the Company's inception and the Company does not anticipate that dividends will be paid in the foreseeable future. The number of record holders of Common Stock as of May 29, 2003 was 546.

                         ITEM 6. SELECTED FINANCIAL DATA
                         -------------------------------

The following selected financial data were derived from the Company's audited financial statements. The following data should be read in conjunction with "Item 8. Financial Statements And Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                             YEAR ENDED MARCH 31,
                                                    ----------------------------------------------------------------------
SYNTHETECH, INC.                                       2003           2002           2001           2000           1999
                                                    ----------     ----------     ----------    -----------     ----------
STATEMENTS OF OPERATIONS DATA:                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue.............................................  $ 11,289       $ 10,876        $ 7,359       $ 12,132       $ 23,133

Gross Profit (Loss).................................     1,884            (55)            71          4,196         10,150

Operating Income (Loss).............................      (849)        (2,294)        (1,751)         2,544          8,341

Net Income (Loss)...................................  $   (494)      $ (1,351)       $  (841)      $  1,942       $  5,418

Basic and Diluted Earnings (Loss) Per Share.........  $  (0.03)      $  (0.09)       $ (0.06)      $   0.14       $   0.38

                                                                                   MARCH 31,
                                                    ----------------------------------------------------------------------
                                                       2003           2002           2001           2000           1999
                                                    ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA:                                                             (IN THOUSANDS)

Cash and Cash Equivalents...........................   $ 5,965        $ 4,214        $ 5,389        $ 6,404        $ 7,470
Working Capital.....................................    10,671         11,316         11,574         12,300         12,110
Total Assets........................................    24,268         24,409         25,995         26,917         26,230

Long-Term Debt......................................        75             97            117            135            152
Retained Earnings...................................    13,605         14,099         15,450         16,291         14,349
Shareholders' Equity................................  $ 22,552       $ 22,985       $ 24,250       $ 25,058       $ 23,027

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

THE FOLLOWING DISCUSSION OF THE RESULTS OF THE COMPANY'S OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH THE ACCOMPANYING FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED WITHIN THIS REPORT.

OVERVIEW
--------

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

Management believes that Synthetech is well positioned for growth and is active as a supplier of PBBs for a variety of pharmaceutical development projects, and a marketed pharmaceutical and cosmeceutical project. Although the progress, timing and continued success of these projects remain outside the Company's control, management believes that there are a number of different combinations of possible revenue sources with the potential to generate substantial future revenues. (See "Industry Factors" below.)

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In August 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations," which becomes effective beginning with fiscal year 2004. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of SFAS 143 is not expected to have a significant impact on the Company's financial condition or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF No. 00-21 will be effective for interim periods beginning after June 15, 2003. The Company does not expect the application of the provisions of EITF No. 00-21 to have a material effect on the Company's financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The discussion and analysis of Synthetech's financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Synthetech evaluates its estimates, including those related to inventory realizability, allowance for doubtful accounts and revenue recognition. Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. Synthetech believes the following critical accounting policies and the related judgments and estimates affect the preparation of its financial statements.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                        RESULTS OF OPERATIONS (CONTINUED)
                        ---------------------------------

INVENTORIES
Inventories are valued at the lower of cost or market, determined on the first-in first-out (FIFO) basis. Costs include direct material, direct labor, applicable manufacturing overhead, and other direct costs.

Management evaluates the Company's inventory for impairment whenever indicators of impairment exist. Factors contributing to inventory impairment include, but are not limited to, decreases in selling price; changes in customer specifications; project terminations or holds; variations in material produced by the Company from customer specifications; production costs materially in excess of current market price. Management writes down the Company's inventories to reflect an estimate for impairment in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future. Write-downs would be reflected as a charge to earnings in the relevant period.

LONG-LIVED ASSET IMPAIRMENT
Management regularly evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets," which requires a review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis. Based on this analysis, the Company did not recognize an impairment on long-lived assets during the year ended March 31, 2003. If circumstances related to long-lived assets change, the Company may record an impairment charge in the future.

In addition, the useful lives of long-lived assets are an estimate and may change based on the Company's experience with the actual lives. If circumstances related to the Company's estimate of useful lives changes, depreciation expense could materially change.

REVENUE RECOGNITION
The Company recognizes revenues including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of revenues.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
Credit limits for customers are established through a process of reviewing the financial history and stability of each customer. The Company regularly evaluates the collectability of its trade receivable balances by monitoring past due balances. If the Company determines that a customer will be unable to meet its financial obligation, the Company will record a specific reserve for bad debt to reduce the related receivable to the amount the Company expects to recover. Bad debts have not historically been significant. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could materially change.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                        RESULTS OF OPERATIONS (CONTINUED)
                        ---------------------------------

OPERATIONS
----------

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.

                             PERCENTAGE OF REVENUES
--------------------------------------------------------------------------------

                                                Fiscal Year Ended March 31,
                                           ------------------------------------
                                             2003          2002          2001
                                           --------      --------      --------

Revenue                                      100.0%        100.0%        100.0%
Cost of Revenue                               83.3%        100.5%         99.0%
                                           --------      --------      --------

Gross Profit (Loss)                           16.7%         (0.5%)         1.0%
                                           --------      --------      --------

Research and Development                       6.8%          6.0%          6.2%
Selling, General and Administrative           17.4%         14.6%         18.5%
                                           --------      --------      --------

Operating Expense                             24.2%         20.6%         24.7%
                                           --------      --------      --------

Operating Loss                                (7.5%)       (21.1%)       (23.7%)

Interest Income                                0.5%          1.2%          5.5%
Interest Expense                              (0.1%)        (0.1%)        (0.2%)
                                           --------      --------      --------

Loss Before Income Taxes                      (7.1%)       (20.0%)       (18.4%)

Benefit for Income Taxes                      (2.7%)        (7.6%)        (7.0%)
                                           --------      --------      --------
Net Loss                                      (4.4%)       (12.4%)       (11.4%)
                                           ========      ========      ========

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                        RESULTS OF OPERATIONS (CONTINUED)
                        ---------------------------------

REVENUE
Synthetech revenues were $11.3 million, $10.9 million, and $7.4 million in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Revenues increased 4% in fiscal 2003 as compared to fiscal 2002 and increased 48% in fiscal 2002 as compared to fiscal 2001. In total, fiscal 2003 revenue was substantially similar to fiscal 2002. Changes in revenue for the specified periods primarily relate to revenue from significant customers.

Revenue from significant customer projects was $8.5 million, $7.5 million, and $577,000 for fiscal 2003, fiscal 2002 and fiscal 2001, respectively. Significant project revenue in fiscal 2003 arose from four customer projects. Two of those included shipments of PBBs to support production of large-scale drug projects in clinical trials. One of those projects achieved marketing approval in the United States and Europe and the other moved into Phase 3 testing following favorable clinical results. Fiscal 2003 significant project revenue also included PBB shipments to a major pharmaceutical company to support a drug project in early development and shipments to support an established product in the cosmeceutical sector. Significant project revenue in fiscal 2002 was attributable to three orders. Significant project revenue in fiscal 2001 was for a PBB to be used in pre-launch and market launch quantities of a cosmeceutical. The Company continues to produce PBBs for this marketed cosmeceutical.

The Company estimates that in fiscal 2003 approximately 63% of the Company's PBB sales went into drugs in clinical trials, approximately 32% went into marketed drugs and the cosmeceutical and approximately 5% went into drugs at the R&D or discovery stage. In fiscal 2002, the Company estimates that approximately 73% of the Company's PBB sales went into drugs in clinical trials, approximately 23% went into marketed drugs and the cosmeceutical and approximately 4% went into drugs at the R&D or discovery stage. In fiscal 2001, the Company estimates that approximately 72% of the Company's PBB sales went into drugs in clinical trials, approximately 20% went into marketed drugs and the cosmeceutical, and approximately 8% went into drugs at the R&D or discovery stage. These estimates are based on an analysis of the Company's sales, publicly available information and information to the extent available from customers.

The Company's backlog of PBB orders at March 31, 2003 was $4.6 million compared to a backlog at March 31, 2002 and 2001 of $6.2 million and $3.9 million, respectively. Approximately $4.3 million of the March 31, 2003 backlog is comprised of PBBs for the recently approved drug and the cosmeceutical. Deliveries for the March 31, 2003 backlog extend into fiscal 2005.

During the fourth quarter of fiscal 2003 the Company experienced a substantial price decline on a product that accounted for a significant level of revenue in fiscal 2003. Fiscal 2004 customer requirements, if any, for this product are dependent on future outcomes of clinical trials and timing of the customer's drug development efforts.

To the extent successful customer projects develop into larger volumes, either during late stage clinical trials, pre-launch or as a marketed product, the Company's per unit pricing may decline. There is a risk that the impact on future sales and profitability from declines in pricing may not be offset by an increase in customer requirements.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                        RESULTS OF OPERATIONS (CONTINUED)
                        ---------------------------------

The level of Synthetech's business from period to period is largely unpredictable. Although PBB sales associated with marketed products are more likely to provide a longer term, on-going revenue stream than sales associated with drugs at the clinical or discovery stages, continuation of customer demand for PBBs associated with marketed products remains subject to various market conditions, including potential use of alternative manufacturing methods, continued market demand for drugs that include PBBs, or the cosmeceutical and competition from other suppliers of PBBs. Accordingly, while significant orders for marketed products provide substantial and predictable revenues the Company expects revenues to continue to fluctuate from period to period.

GROSS PROFIT (LOSS)
Cost of revenue in fiscal 2003 was $9.4 million, resulting in a gross profit of $1.9 million. Cost of revenue in fiscal 2002 was $10.9 million, resulting in a gross loss of $55,000. Cost of revenue in fiscal 2001 was $7.3 million, resulting in a gross profit of $71,000. As a percentage of revenue, gross profit
(loss) margins were 16.7%, (0.5)% and 1.0% in fiscal 2003, 2002 and fiscal 2001, respectively.

The improvement in gross profit between fiscal 2003 and fiscal 2002 relates to an improved product mix and a reduction in depreciation expense relating to the extension of asset lives, partially offset by unfavorable adjustments for impaired inventory.

The mix of products shipped in fiscal 2003 had an unusually high gross profit. In future periods, the Company does not expect to achieve the level of gross profit experienced in fiscal 2003 at this level of revenue.

As further discussed in Note D to the attached financial statements, at the beginning of fiscal 2003, the Company reassessed the useful lives of certain of its machinery and equipment. The resulting extension in asset lives decreased depreciation expense which increased gross profit for fiscal 2003 by approximately $1.6 million.

Gross profit for fiscal 2003 also reflects charges for impaired inventory of $1.9 million. This compares to charges for impaired inventory totaling approximately $921,000 in fiscal 2002. The Company routinely develops manufacturing processes to produce new products or refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes to exceed the selling price for the initial batches of product, which results in an inventory write-off. The international fine chemicals industry, where the Company is a niche participant, has been marked by overcapacity and a resulting downward pressure on pricing. It has become increasingly difficult to rework certain materials on a cost effective basis. A significant portion of the charges for impaired inventory for fiscal 2003 and 2002 related to material that failed to meet customer specifications or was associated with the early stages of development and production of products not previously manufactured by the Company. In addition, the Company's charge for impaired inventory also included material related to customer projects that have been discontinued or are on hold, and changes in customer preferences towards products that contain no animal content.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                       RESULTS OF OPERATIONS (CONTINUED)
                       ---------------------------------

Property taxes and insurance costs increased $147,000, or 39%, during fiscal 2003 compared to fiscal 2002. The increase is the result of the Company's plant expansions, the expiration of a property tax deferral, and general increases in the cost of insurance. Losses on the retirement of machinery and equipment totaled $114,000 in fiscal 2003.

As discussed above, fiscal 2002 gross loss was impacted by inventory write-offs of $921,000 primarily resulting from production batches not meeting specification. To a lesser extent, fiscal 2002 was negatively impacted by lower than expected yields and product rework associated with production scale up of certain existing products and initial production batches of certain new products. (See "Industry Factors" below.)

Fiscal 2001 gross profit was affected by lower revenues and increased manufacturing overhead costs associated with the Company's plant expansions.

Cost of revenues includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period, including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory.

OPERATING EXPENSES
Research and development (R&D) expense in fiscal 2003 was $765,000, or 7% of revenue, compared to $651,000, or 6% of revenue, and $458,000, also 6% of revenue, in fiscal 2002 and 2001, respectively. During the past two years, the Company expanded and modernized its R&D facility and has added chemists to better support critical customer programs.

The Company's R&D Department develops processes to produce and optimize the production of PBBs and their related scale-up to manufacturing quantities.

Selling, general and administrative (SG&A) expense in fiscal 2003 was $2.0 million, or 17% of revenue, compared to $1.6 million, or 15% of revenue, and $1.4 million, or 19% of revenue, in fiscal 2002 and 2001, respectively. The increase in SG&A expense for fiscal 2003 compared to fiscal 2002 includes severance costs related to the retirement of a Company officer, general increases in compensation and related employee benefit costs, increased costs related to professional services and increased expenditures for marketing programs. The increase in SG&A expense in fiscal 2002 compared to fiscal 2001 primarily reflected the increased cost associated with the addition of a senior member to the Company's marketing staff.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                        RESULTS OF OPERATIONS (CONTINUED)
                        ---------------------------------

OPERATING LOSS
As a result of the foregoing, the Company's operating loss decreased to $849,000 in fiscal 2003 from $2.3 million and $1.8 million in fiscal 2002 and 2001, respectively. The decrease in operating loss between fiscal 2003 and 2002 was primarily the result of a more favorable product mix and the reduction of depreciation expense from the reassessment of useful lives of certain machinery and equipment. These favorable items were partially offset by unfavorable adjustments for impaired inventory and increased SG&A and R&D expenses. In fiscal 2002, labor costs increased to $3.0 million from $2.3 million in fiscal 2001, principally due to an increase in headcount.

INTEREST INCOME
Interest income in fiscal 2003 was $61,000, compared to $127,000 and $408,000 in fiscal 2002 and 2001, respectively. The Company's interest income is primarily derived from earnings on the Company's cash equivalents. The changes in interest income for the years presented were due to the amount of cash equivalents and the interest rates in effect during the periods. Average rates of interest earned on the Company's cash and cash equivalents in fiscal 2003 were 1.3%, compared to 3.3% and 6.1% in fiscal 2002 and 2001, respectively. The decrease for fiscal 2003 was primarily due to lower average interest rates. The decrease for fiscal 2002 was a combination of lower average interest rates and lower average cash equivalents.

INTEREST EXPENSE
Interest expense in fiscal 2003 was $9,000, compared to $12,000 and $13,000 in fiscal 2002 and 2001, respectively.

BENEFIT FOR INCOME TAXES
For all periods presented, the Company recorded an income tax benefit at the statutory combined federal and state income tax rate of 38%. Management has determined for the tax losses incurred, it is more likely than not the resulting deferred tax asset will be realized.

NET LOSS
Net loss for fiscal 2003 was $494,000, compared to a net loss of $1.4 million and $841,000 for fiscal 2002 and 2001, respectively. The effect on net loss for fiscal 2003 from the extension of the useful lives of certain of the Company's machinery and equipment, as discussed in Note D to the attached financial statements, was to decrease net loss by approximately $952,000, or $0.07 per share.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                        RESULTS OF OPERATIONS (CONTINUED)
                        ---------------------------------

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

The three stages of the drug development process include: R&D or discovery stage, clinical trial stage and marketed drug stage. Synthetech's customers can spend years researching and developing new drugs, and take only a small percentage to clinical trials and fewer yet to commercial market. A substantial amount of activity continues to occur at the earlier stages of research and development and clinical trials. The market for peptide and peptidomimetic small molecule drugs is still developing.

Recurring sales of PBBs for development programs is sporadic because of the high cancellation rate for drug development programs there is a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Accordingly, the level and timing of customer orders relating to specific drug development programs vary substantially from period to period and the Company cannot rely on any one customer as a constant source of revenue.

The size of the PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of PBBs for marketed drugs can also provide an opportunity for continuing, longer-term sales. While not subject to the same high cancellation rate faced by discovery- and clinical trial-stage drug development programs, the demand for the approved drugs remains subject to many uncertainties, including the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, will affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes that may not include the Company's PBBs as an intermediate. Finally, with longer-term, significant or large-scale orders, the Company expects increased competition to supply these PBBs.

Similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product's "time to market" are reduced.

Due to the foregoing industry factors the Company cannot predict future demand beyond its current order base. Until there is stable demand for its products, the Company is likely to continue to experience significant fluctuations in its periodic results.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                        RESULTS OF OPERATIONS (CONTINUED)
                        ---------------------------------

PRODUCTION FACTORS
Synthetech has a full cycle "grams to tons" production capability and has made over 400 products. With over 15 years of experience, Synthetech has developed extensive PBB process technology and is recognized as one of the leaders in this area. Nevertheless, initial batches of new products and scaling up production processes for existing products may result in significantly lower than expected yields and extended processing time, and may require substantial rework to meet the required specification. These factors could cause increased costs and delayed shipments, either of which could negatively affect periodic operating results.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents totaled $6.0 million at March 31, 2003, compared to $4.2 million and $5.4 million at March 31, 2002 and 2001, respectively. During the past three years, the Company has incurred a cumulative net loss of $2.7 million and generated cash from operating activities of $5.3 million, offset by investments in property plant and equipment totaling $5.7 million. The Company has not undertaken any significant external financing activities during this period.

At March 31, 2003, the Company had working capital of $10.7 million, compared to $11.3 million and $11.6 million at March 31, 2002 and March 31, 2001, respectively. The Company has a $2 million bank line of credit, collateralized by accounts receivable, of which there was no amount outstanding at March 31, 2003. The line of credit expires on August 31, 2003. The Company intends to renew the credit facility upon expiration.

Accounts receivable decreased to $966,000 at March 31, 2003 from $2.2 million at March 31, 2002 primarily due to differences in the timing and the amount of shipments between the periods. Inventory decreased to $4.0 million at March 31, 2003 from $4.4 million at March 31, 2002 primarily due to fiscal 2003 charges for impaired inventory. (See the Gross Profit (Loss) section of the Management Discussion and Analysis, in this Report on Form 10-K.) Income tax receivable decreased to $-0- at March 31, 2003, from $852,000 at March 31, 2002, as a result of a tax refund in the amount of $892,000 received in the fourth quarter of fiscal 2003. Accounts payable increased to $754,000 at March 31, 2003, from $465,000 at March 31, 2002, primarily due to timing differences in expenditures related to raw materials and capital equipment.

On March 20, 2003, the Company's Board of Directors approved a share repurchase program and authorized the purchase of up to 500,000 shares of the Company's common stock in the open market over the succeeding year. As of March 31, 2003, the Company has not repurchased any of its shares.

Capital expenditures for fiscal 2003 totaled $1.4 million. During fiscal 2003, the Company purchased and improved an office and warehouse facility adjacent to its production facility at a total cost of $453,000. The Company also completed the installation of an automated process control system, at a total cost of $345,000, $285,000 of which was incurred in fiscal 2003. In addition, the Company remodeled its

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
    -----------------------------------------------------------------------
                        RESULTS OF OPERATIONS (CONTINUED)
                        ---------------------------------

Quality Control Department in fiscal 2003 for a cost of $208,000 and extended its fire suppression system on a budgeted cost of $139,000, $100,000 of which was incurred in fiscal 2003. The Company had various other capital expenditures during fiscal 2003 totaling $370,000. The Company's capital plan for fiscal 2004 is for various projects totaling approximately $600,000. The Company expects to finance all capital expenditures from cash on hand and internal cash flow and does not anticipate the need for any new debt or equity financing.

The Company believes that its existing cash and cash equivalents, its bank line of credit and funds generated from operations will be sufficient to support its operations and its stock repurchase program for the next twelve months.


       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
       ------------------------------------------------------------------

Synthetech's primary market risk exposure is the impact of interest rate fluctuations on interest income earned on the Company's cash deposits and cash equivalents. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Derivative financial instruments are not part of Synthetech's investments.

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should the Company enter into a significant transaction denominated in a foreign currency the Company may enter into a forward exchange contract at that time. The Company is not a party to any forward exchange contracts as of March 31, 2003. With regards to existing Company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              -----------------------------------------------------








                                      INDEX                                                       PAGE
                                      -----                                                       ----

Independent Auditors' Report for the years ended March 31, 2003 and 2002........................   25

Report of Independent Public Accountants for the year ended March 31, 2001......................   26

Financial Statements:

    Balance Sheets as of March 31, 2003 and 2002................................................   27

    Statements of Operations for the years ended March 31, 2003, 2002 and 2001..................   29

    Statements of Shareholders' Equity for the years ended March 31, 2003, 2002 and 2001........   30

    Statements of Cash Flows for the years ended March 31, 2003, 2002, and 2001.................   31

    Notes to Financial Statements...............................................................   32

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Shareholders
Synthetech, Inc.:

         We have audited the accompanying balance sheets of Synthetech, Inc. as of March 31, 2003 and 2002, and the related statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Synthetech, Inc. for the year ended March 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 15, 2001.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon                                                    /s/ KPMG LLP
May 16, 2003

            THIS REPORT IS A COPY OF THE REPORT PREVIOUSLY ISSUED BY
                 ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED.
             THIS REPORT REFERS TO CERTAIN FINANCIAL STATEMENTS NOT
                           INCLUDED IN THIS FORM 10-K.



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


Arthur Andersen LLP
Portland, Oregon,
May 15, 2001



RISK RELATING TO ARTHUR ANDERSEN LLP'S LACK OF CONSENT
Arthur Andersen LLP were the independent accountants for Synthetech, Inc. until May 9, 2002. Representatives of Arthur Andersen LLP are not available to provide the consent required for the incorporation by reference of their report on the financial statements of Synthetech, Inc. appearing in this Form 10-K into registration statements filed by Synthetech, Inc. with the Securities and Exchange Commission and currently effective under the Securities Act of 1933, and we have dispensed with the requirement to file their consent in reliance upon rule 437a under the Securities Act of 1933. Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

                                SYNTHETECH, INC.


                                 BALANCE SHEETS
--------------------------------------------------------------------------------



                                                    MARCH 31,        March 31,
                                                      2003             2002
                                                  ------------     ------------


                    ASSETS
--------------------------------------------------


Current Assets
  Cash and cash equivalents                       $  5,965,000     $  4,214,000
  Accounts receivable, less allowance
    for doubtful accounts of $15,000
    for both periods                                   966,000        2,174,000
  Inventories, net                                   4,032,000        4,398,000
  Prepaid expenses                                     450,000          426,000
  Income tax receivable                                     --          852,000
  Deferred income taxes                                403,000          116,000
                                                  ------------     ------------

    Total Current Assets                            11,816,000       12,180,000


Property, Plant and Equipment, net                  12,452,000       12,229,000
                                                  ------------     ------------


    Total Assets                                  $ 24,268,000     $ 24,409,000
                                                  ============     ============







   The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.


                                 BALANCE SHEETS
--------------------------------------------------------------------------------
                                   (continued)


                                                    MARCH 31,        March 31,
                                                      2003             2002
                                                  ------------     ------------


      LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------


Current Liabilities:
  Current portion of long term obligations        $     22,000     $     20,000
  Accounts payable                                     754,000          465,000
  Accrued compensation                                 122,000          138,000
  Income taxes payable                                 180,000          180,000
  Other accrued liabilities                             67,000           61,000
                                                  ------------     ------------

    Total Current Liabilities                        1,145,000          864,000

Deferred Income Taxes                                  473,000          463,000
Long Term Obligations, net of current portion           75,000           97,000

Other Long Term Liabilities                             23,000               --
                                                  ------------     ------------

    Total Liabilities                                1,716,000        1,424,000

Shareholders' Equity:
  Common stock, $.001 par value; authorized
    100,000,000 shares; issued and outstanding,
    14,339,000 and 14,307,000 shares                    14,000           14,000
  Paid-in capital                                    8,991,000        8,933,000
  Deferred  compensation                               (58,000)         (61,000)
  Retained earnings                                 13,605,000       14,099,000
                                                  ------------     ------------

    Total Shareholders' Equity                      22,552,000       22,985,000
                                                  ------------     ------------

    Total Liabilities and Shareholders' Equity    $ 24,268,000     $ 24,409,000
                                                  ============     ============











   The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.


                            STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


THE YEAR ENDED MARCH 31,                              2003             2002             2001
--------------------------------------------      ------------     ------------     ------------

Revenue                                           $ 11,289,000     $ 10,876,000     $  7,359,000

Cost of Revenue                                      9,405,000       10,931,000        7,288,000
                                                  ------------     ------------     ------------

Gross Profit (Loss)                                  1,884,000          (55,000)          71,000
                                                  ------------     ------------     ------------


Research and Development                               765,000          651,000          458,000

Selling, General and Administrative                  1,968,000        1,588,000        1,364,000
                                                  ------------     ------------     ------------


Total Operating Expenses                             2,733,000        2,239,000        1,822,000
                                                  ------------     ------------     ------------

Operating Loss                                        (849,000)      (2,294,000)      (1,751,000)


Interest Income                                         61,000          127,000          408,000

Interest Expense                                        (9,000)         (12,000)         (13,000)
                                                  ------------     ------------     ------------

Loss Before Income Taxes                              (797,000)      (2,179,000)      (1,356,000)

Benefit for Income Taxes                              (303,000)        (828,000)        (515,000)
                                                  ------------     ------------     ------------

Net Loss                                          $   (494,000)    $ (1,351,000)    $   (841,000)
                                                  ============     ============     ============

Net Loss Per Common Share:

    Basic and Diluted Loss Per Share              $      (0.03)    $      (0.09)    $      (0.06)
                                                  ============     ============     ============

Weighted Average Shares Outstanding:

    Basic and Diluted                               14,321,862       14,288,076       14,277,767
                                                  ============     ============     ============



   The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.


                       STATEMENTS OF SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                               COMMON STOCK
                                        ---------------------------      PAID-IN       DEFERRED        RETAINED
                                           SHARES         AMOUNT         CAPITAL     COMPENSATION      EARNINGS         TOTAL
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2000                   14,277,000   $     14,000   $  8,793,000   $    (40,000)   $ 16,291,000    $ 25,058,000

Net loss                                          --             --             --             --        (841,000)       (841,000)
Issuance of stock for the exercise
  of stock options                             3,000             --          1,000             --              --           1,000
Compensation on stock options granted             --             --         61,000        (61,000)             --              --
Amortization of deferred compensation             --             --             --         29,000              --          29,000
Income tax benefit of non-qualified
  Option exercises                                --             --          3,000             --              --           3,000
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2001                   14,280,000         14,000      8,858,000        (72,000)     15,450,000      24,250,000

Net loss                                          --             --             --             --      (1,351,000)     (1,351,000)
Issuance of stock for purchases under
  the Employee Stock Purchase Plan            27,000             --         42,000             --              --          42,000
Compensation on stock options granted             --             --         33,000        (15,000)             --          18,000
Amortization of deferred compensation             --             --             --         26,000              --          26,000
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2002                   14,307,000         14,000      8,933,000        (61,000)     14,099,000      22,985,000

Net loss                                          --             --             --             --        (494,000)       (494,000)
Issuance of stock for purchases under
  the Employee Stock Purchase Plan            32,000             --         35,000             --              --          35,000
Compensation on stock options granted             --             --         23,000        (23,000)             --              --
Amortization of deferred compensation             --             --             --         26,000              --          26,000
                                        ------------   ------------   ------------   ------------    ------------    ------------
Balance, March 31, 2003                   14,339,000   $     14,000   $  8,991,000   $    (58,000)   $ 13,605,000    $ 22,552,000
                                        ============   ============   ============   ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

FOR THE YEAR ENDED MARCH 31,                                2003            2002            2001
----------------------------------------------------    ------------    ------------    ------------
Cash Flows From Operating Activities:
Net loss                                                $   (494,000)   $ (1,351,000)   $   (841,000)

Adjustments to reconcile net loss to cash provided
  by operating activities:
    Depreciation expense                                   1,079,000       2,932,000       2,463,000
    Loss on retirement of equipment                          114,000          56,000          34,000
    Non-cash compensation related to stock options            26,000          44,000          29,000
    Income tax benefits from non-qualified stock
      option exercises and disqualifying dispositions             --              --           3,000
    Deferred income taxes                                   (277,000)       (162,000)        167,000

    (Increase) decrease in assets:
       Accounts receivable, net                            1,208,000      (1,003,000)      1,262,000
       Inventories                                           366,000         115,000        (401,000)
       Prepaid expenses                                      (24,000)        (22,000)       (119,000)
       Income tax receivable                                 852,000          72,000        (787,000)
       Other current assets                                       --              --          31,000

    Increase (decrease) in liabilities:
       Accounts payable                                      289,000        (316,000)        234,000
       Accrued compensation                                  (16,000)         20,000           9,000
       Income taxes payable                                       --         180,000              --
       Other accrued liabilities                               6,000          50,000         (14,000)
       Other long term liabilities                            23,000              --              --
       Deferred revenue                                           --         (17,000)       (527,000)
                                                        ------------    ------------    ------------
          Cash Provided By Operating Activities            3,152,000         598,000       1,543,000

Cash Flows From Investing Activities:
  Property, plant and equipment purchases                 (1,416,000)     (1,769,000)     (2,539,000)
                                                        ------------    ------------    ------------
  Cash Used In Investing Activities                       (1,416,000)     (1,769,000)     (2,539,000)

Cash Flows From Financing Activities:
  Principal payments under long-term debt obligations        (20,000)        (46,000)        (20,000)
  Proceeds from stock option exercises                            --              --           1,000
  Proceeds from stock purchase plan                           35,000          42,000              --
                                                        ------------    ------------    ------------
    Cash Provided By (Used In) Financing Activities           15,000          (4,000)        (19,000)
                                                        ------------    ------------    ------------

    Increase (Decrease) in Cash Equivalents                1,751,000      (1,175,000)     (1,015,000)

Cash and Cash Equivalents - Beginning of Year           $  4,214,000    $  5,389,000    $  6,404,000
                                                        ------------    ------------    ------------
Cash and Cash Equivalents - End of Year                 $  5,965,000    $  4,214,000    $  5,389,000
                                                        ============    ============    ============
Non-Cash Investing and Financing Activities:
  Deferred compensation on stock options granted
    below fair value                                    $     23,000    $     15,000    $     61,000
  Equipment purchased with capital lease                $         --    $         --    $     31,000

   The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.
                                ----------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE A.   GENERAL AND BUSINESS
          --------------------

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


NOTE B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ------------------------------------------

          USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of inventory, accounts receivable, deferred tax assets and the carrying amount of property, plant and equipment.

          CASH AND CASH EQUIVALENTS: Cash and cash equivalents include demand cash and highly liquid debt instruments with maturities of three months or less when purchased. Cash equivalents were $5.7 million and $3.9 million at March 31, 2003 and 2002, respectively.

          ACCOUNTS RECEIVABLE: accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company reviews its allowance for doubtful accounts monthly. Past due balances are reviewed individually for collectibility. The Company does not finance its trade receivables by factoring the balances to a third party.

          INVENTORIES: Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) basis. Cost utilized for inventory purposes includes labor, material, and manufacturing overhead.

          PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. When assets are retired, sold, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the individual assets.

          REVENUE RECOGNITION: The Company recognizes revenue, including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of revenues.

          EMPLOYEE STOCK PLANS: In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and was effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation as well as amending the disclosure requirements of Statement No. 123 to require interim and annual disclosure about the method of accounting for stock-based compensation and the effect of the method used on reported results.

          As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company elected to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option and stock purchase plans. The Company is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans. The company is required by SFAS No. 123 to present, in the Notes to Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

          If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in fiscal 2003, 2002 and 2001 in accordance with the provisions of SFAS No. 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                           FOR THE YEAR ENDED MARCH 31,
                                                    --------------------------------------------
                                                        2003            2002            2001
                                                    ------------    ------------    ------------
          Net loss, as reported                     $   (494,000)   $ (1,351,000)   $   (841,000)
          Add: Stock-based employee compensation
          expense included in reported net loss,
          net of related tax effects                      16,000          16,000          18,000

          Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards,
          net of related tax effects                    (132,000)       (204,000)       (226,000)
                                                    ------------    ------------    ------------
          Pro forma net loss                        $   (610,000)   $ (1,539,000)   $ (1,049,000)
                                                    ============    ============    ============

          Net loss per share:
            Basic and Diluted - as reported         $      (0.03)   $      (0.09)   $      (0.06)
                                                    ============    ============    ============
            Basic and Diluted - pro forma           $      (0.04)   $      (0.11)   $      (0.07)
                                                    ============    ============    ============

          Using the Black-Scholes methodology, the total value of options granted during fiscal 2003, 2002 and 2001 was $339,000, $448,000 and
          $374,000, respectively, which would be amortized to expense on a pro forma basis over the vesting period of the options.

          In calculating pro forma compensation, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:


                                              FOR THE YEAR ENDED MARCH 31,
                                         --------------------------------------
                                            2003          2002          2001
                                         ----------    ----------    ----------
          Expected dividend yield                --            --            --
          Risk-free interest rate              3.54%         4.91%         5.57%
          Expected volatility                    52%           55%           54%
          Expected life (in years)             6.23          4.26          4.83
          Weighted-Average fair value
           of options granted:
               At market value           $     1.15    $     0.75    $     1.69
               Below market value        $     0.74    $     1.76    $     2.17
               All options granted       $     1.09    $     0.77    $     1.76


          CONCENTRATIONS OF CREDIT RISK: Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts and municipal bonds with maturities at purchase of less than three months. The Company's customers consist primarily of major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and cosmeceutical companies. The Company's customers are primarily located in the United States and Western Europe. At March 31, 2003, two customers had accounts receivable balances of 20% and 17% of total accounts receivable. At March 31, 2002, two customers had accounts receivable balances of 57% and 15% of total accounts receivable. The Company's reliance on a few major customers and the absence of long term contracts could adversely impact operating results if a major customer was lost.

          RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred.

          COMPREHENSIVE INCOME OR LOSS: The Company has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.

          EARNINGS (LOSS) PER SHARE: Basic earnings (loss) per share (EPS) are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three years ended March 31, 2003, the weighted average shares used to compute diluted loss per share did not differ from the weighted average shares used to compute basic loss per share.

          The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                              FOR THE YEAR ENDED MARCH 31,
                                         --------------------------------------
                                            2003          2002          2001
                                         ----------    ----------    ----------
          Common stock options
          outstanding                     1,078,850       819,000       748,600
                                         ==========    ==========    ==========

          SUPPLEMENTAL CASH FLOW DISCLOSURES ARE AS FOLLOWS:
          Cash Paid During The Year For:

                                              FOR THE YEAR ENDED MARCH 31,
                                         --------------------------------------
                                            2003          2002          2001
                                         ----------    ----------    ----------
          Income taxes, net of refunds   $       --    $       --    $  101,000
          Interest                       $    9,000    $   12,000    $   13,000


          RECLASSIFICATION: Certain reclassifications were made to prior year amounts to conform with the current year presentation


NOTE C.   INVENTORIES
          -----------

          The major components of inventories are as follows:

                                                 MARCH 31,
                                         ------------------------
                                            2003          2002
                                         ----------    ----------
          Finished products              $1,815,000    $1,991,000
          Work-in-process                   968,000     1,281,000
          Raw materials                   1,249,000     1,126,000
                                         ----------    ----------
                                         $4,032,000    $4,398,000
                                         ==========    ==========

NOTE D.   PROPERTY, PLANT AND EQUIPMENT
          -----------------------------

          Property, plant and equipment consist of the following:

                                                    MARCH 31,
                                         -------------------------------
                                             2003               2002
                                         ------------       ------------
          Land                           $    241,000       $     91,000
          Buildings                         6,793,000          6,330,000
          Machinery and equipment          15,135,000         14,800,000
          Laboratory equipment                938,000          1,005,000
          Furniture and fixtures              423,000            372,000
          Vehicles                            149,000            125,000
          Construction in progress            132,000            276,000
                                         ------------       ------------
                                           23,811,000         22,999,000
          Less:
          Accumulated depreciation         11,359,000         10,770,000
                                         ------------       ------------
                                         $ 12,452,000       $ 12,229,000
                                         ============       ============


          Property, plant and equipment lives:
          Based upon the results of an independent review of the estimated lives of certain categories of its machinery and equipment and laboratory equipment, the Company reassessed the useful lives of certain of these assets as of the beginning of the first quarter of fiscal 2003. The Company initiated the review as it became evident after several years of use that certain Company equipment may have longer usefulness, both functionally and from a technology perspective, than originally anticipated. The changes in estimated useful lives, which are indicated in the table below, reduced total depreciation expense and resulted in an after-tax decrease to net loss of approximately $952,000, or $0.07 per share, for fiscal 2003.

          Estimated Useful Lives:
          (in years)                        2003          2002
          ----------------------------   ----------    ----------
          Machinery and equipment          5 - 17           5
          Laboratory equipment             5 - 7            5
          -------------------------------------------------------

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

          The benefit for income taxes in fiscal 2003, fiscal 2002 and fiscal 2001 included a deferred tax (benefit) provision of ($277,000), ($162,000) and $167,000, respectively.

          Deferred tax assets and liabilities consist of the following:

                                                               MARCH 31,
                                                       ------------------------
                                                          2003          2002
                                                       ----------    ----------
          Current deferred tax assets
            Inventory                                  $  319,000    $   32,000
            Accrued liabilities                            37,000        53,000
            Other                                          47,000        31,000
                                                       ----------    ----------
            Total deferred tax assets                     403,000       116,000

          Noncurrent deferred tax assets (liabilities)
            Net operating loss carryforwards              709,000       271,000
            Depreciation                               (1,182,000)     (734,000)
                                                       ----------    ----------
            Total noncurrent deferred tax liabilities    (473,000)     (463,000)
                                                       ----------    ----------
                                                       $  (70,000)   $ (347,000)
                                                       ==========    ==========

          As of March 31, 2003, the Company had gross federal and state net operating loss carryforwards of $1,157,000 and $5,263,000, which expire beginning in fiscal 2023 and 2016, respectively.

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As of March 31, 2003 and 2002, there was no valuation allowance recorded against deferred tax assets because management determined that it was more likely than not the deferred tax assets would be realized.

          The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

                                            2003          2002          2001
                                         ----------    ----------    ----------
          Statutory federal tax rate           34.0%         34.0%         34.0%
          State taxes                           4.4           4.4           4.4
          Other                                (0.4)         (0.4)         (0.4)
                                         ----------    ----------    ----------
          Effective tax rate                   38.0%         38.0%         38.0%
                                         ==========    ==========    ==========


NOTE F.   LINE OF CREDIT
          --------------

          The Company has a bank line of credit in the amount of $2 million with an applicable interest rate equal to the bank's prime lending rate, which was 4.25% at March 31, 2003. The line of credit is collateralized by accounts receivable. There were no amounts outstanding at the end of fiscal 2003. This line of credit has a one-year term and expires on August 31, 2003. The Company is subject to certain financial and nonfinancial covenants in relation to the line of credit.


NOTE G.   LONG TERM OBLIGATIONS
          ---------------------

          In 1997, the Company entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with the Company's plant expansion. The note bears interest of 9.0% per annum and is due in monthly installments of $2,459 through February 2007. The note is secured by the Company's property, plant and equipment. The remaining balance of the note payable was $97,000 and $117,000, as of March 31, 2003 and 2002,
          respectively.


NOTE H.   SHAREHOLDERS' EQUITY
          --------------------

          SHAREHOLDERS RIGHTS PLAN
          In July 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan"). Under the Rights Plan, the Company declared a dividend of one common share purchase right (a "Right") for each share of common stock outstanding at the close of business on August 4, 1998. The Rights are attached to, and automatically trade with, the outstanding shares of the Company's common stock. Under certain conditions, each right may be exercised to purchase one share of common stock at a purchase price of $30 per share, subject to adjustment. In the event that a person or group acquires 15% or more of the Company's common stock, each Right will entitle all other shareholders to purchase from the Company common stock having a market value equal to two times the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each shareholder with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights. The Company is entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in July 2008 or the time that a person or group has acquired a 15% position. The Rights do not have voting or distribution rights.

          SHARE REPURCHASE PROGRAM
          On March 20, 2003 the Board of Directors approved a share repurchase program and authorized the purchase of up to 500,000 shares of the Company's common stock in the open market over the succeeding year. No shares were repurchased in fiscal 2003.


NOTE I.   EMPLOYEE BENEFIT PLANS
          ----------------------

          STOCK OPTIONS
          The Company grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value and occasionally below the fair market value, on the date of grant. Options generally vest 25% each year and are 100% vested after 4 years from the beginning of the fiscal year in which the options are granted. However, some options vest immediately and other options vest over two years or five years of service. Options expire ten years from the date of grant. The Company has 311,600 shares available for grant as of March 31, 2003.

          On July 17, 2001, options to purchase 521,900 shares of Synthetech common stock were cancelled pursuant to an option exchange program. The cancelled options had exercise prices ranging from $3.69 per share to $8.50 per share. On January 22, 2002, options for 521,900 shares of Synthetech stock were granted under the 2000 Stock Incentive Plan, pursuant to the option exchange program at an exercise price of $1.48, the then fair value. These options vest 50% on the grant date and 25% after each subsequent year from the grant date. These options will be fully vested January 22, 2004. This option exchange program has been accounted for as a fixed plan pursuant to FASB Interpretation (FIN) 44 and its related interpretations.

          Stock option activity was as follows:

                                                 FOR THE YEAR ENDED MARCH 31,
                      --------------------------------------------------------------------------------
                                2003                        2002                        2001
                      ------------------------    ------------------------    ------------------------
                                     WEIGHTED                    WEIGHTED                    WEIGHTED
                                      AVERAGE                     AVERAGE                     AVERAGE
                                     EXERCISE                    EXERCISE                    EXERCISE
                        SHARES         PRICE        SHARES         PRICE        SHARES         PRICE
                      ----------    ----------    ----------    ----------    ----------    ----------
Beginning balance        819,000    $     1.76       748,600    $     5.33       732,800    $     6.15
Granted                  287,100    $     2.00       601,400    $     1.52       209,400    $     2.84
Exercised                     --            --            --            --        (3,000)   $     0.51
Cancelled                (27,250)   $     2.07      (531,000)   $     6.52      (190,600)   $     5.80
                      ----------    ----------    ----------    ----------    ----------    ----------
Ending balance         1,078,850    $     1.80       819,000    $     1.76       748,600    $     5.33
                      ==========    ==========    ==========    ==========    ==========    ==========
Options exercisable
  at year-end            613,888    $     1.85       441,127    $     1.84       498,050    $     6.31
                      ==========    ==========    ==========    ==========    ==========    ==========

          The following table summarizes information with respect to options outstanding and options exercisable at March 31, 2003:

                             OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
            --------------------------------------------------------   ---------------------
                                                WEIGHTED    WEIGHTED                WEIGHTED
                                                 AVERAGE    AVERAGE                  AVERAGE
                                                EXERCISE   REMAINING                EXERCISE
            EXERCISE PRICE RANGE     SHARES       PRICE       LIFE       SHARES       PRICE
            ---------------------  ----------   --------   ---------   ----------   --------
            $0.32 - $1.08........      82,000   $   0.55         7.3       40,125   $   0.69
            $1.48 - $1.81........     603,950   $   1.51         8.3      447,963   $   1.52
            $2.07 - $2.15 .......     283,100   $   2.08         9.0       26,000   $   2.15
            $2.44 - $4.56........     105,800   $   3.51         7.0       95,800   $   3.62
            $6.25................       4,000   $   6.25         5.0        4,000   $   6.25
                                   ----------   --------   ---------   ----------   --------
                                    1,078,850   $   1.80         8.2      613,888   $   1.85
                                   ==========   ========   =========   ==========   ========

          EMPLOYEE STOCK PURCHASE PLAN
          In July 2000, the Company established an employee stock purchase plan
          (ESPP) for the benefit of its employees. The plan is qualified under
          Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase the Company's common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 15 percent of an employee's eligible compensation, up to a maximum of $15,000, in any plan year. Shares issued under the ESPP were 32,000 for fiscal 2003, 27,000 for fiscal 2002 and no shares were issued in fiscal 2001.


NOTE J.   401(K) PROFIT SHARING PLAN
          --------------------------

          The Company established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 15% of compensation and includes a Company matching contribution. The Company's matching contribution is $0.50, $0.75 or $1.00 for each $1.00 contributed, up to 10% of compensation depending on the employee's length of service with the Company. The Company's matching contribution becomes fully vested for each employee after 5 years of employment. The Company matching contribution for fiscal 2003, 2002 and 2001 was $129,000, $90,000 and $91,000, respectively.

NOTE K.   SEGMENT INFORMATION
          -------------------

          The Company operates in one segment for the development and production of peptide building blocks. Long-lived assets, other than in the United States, are not material.

          Significant Customers: During fiscal year 2003, two customers accounted for approximately 39% and 21% of revenues. During fiscal year 2002, three customers accounted for approximately 29%, 21% and 20% of revenues. During fiscal year 2001, two customers accounted for approximately 32% and 12% of revenues.

          The following table reflects sales and percent of total sales by geographic area:

                                              FOR THE YEAR ENDING MARCH 31,
                         -----------------------------------------------------------------------
                                  2003                     2002                     2001
                         ---------------------    ---------------------    ---------------------
          United States  $ 9,409,000     83.3%    $ 9,440,000     86.8%    $ 5,697,000     77.5%
          Europe           1,827,000     16.2       1,338,000     12.3       1,531,000     20.8
          Japan               35,000      0.3          19,000      0.2         126,000      1.7
          Other               18,000      0.2          79,000      0.7           5,000       --
                         -----------  --------    -----------  --------    -----------  --------
          Total          $11,289,000      100%    $10,876,000      100%    $ 7,359,000      100%
                         ===========  ========    ===========  ========    ===========  ========

SUPPLEMENTARY FINANCIAL DATA

The financial statements and notes thereto required by this item begin on page 24 of this document. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2003 is as follows:


                                                          YEAR ENDED MARCH 31, 2003
                                                -----------------------------------------------
                                                  First       Second        Third       Fourth
(in thousands, except per share data)            Quarter      Quarter      Quarter      Quarter
                                                --------     --------     --------     --------
Revenue                                         $  2,851     $  2,025     $  3,991     $  2,422
Gross profit (loss)                                  957       (1,075)       1,990           12
Operating income (loss)                              224       (1,679)       1,339         (733)
Net income (loss)                                    147       (1,031)         838         (448)
Basic and diluted earnings (loss) per share     $   0.01     $  (0.07)    $   0.06     $  (0.03)






                                                          YEAR ENDED MARCH 31, 2002
                                                -----------------------------------------------
                                                  First       Second        Third       Fourth
(in thousands, except per share data)            Quarter      Quarter      Quarter      Quarter
                                                --------     --------     --------     --------
Revenue                                         $  2,322     $  2,409     $  3,138     $  3,007
Gross profit (loss)                                   12         (677)         857         (247)
Operating income (loss)                             (579)      (1,210)         307         (812)
Net income (loss)                                   (327)        (731)         203         (496)
Basic and diluted earnings (loss) per share     $  (0.02)    $  (0.05)    $   0.01     $  (0.03)

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    -----------------------------------------------------------------------
                              FINANCIAL DISCLOSURE
                              --------------------

None.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

The information required about the Company's executive officers by this item is included in Item 1 of this report under the caption "Executive Officers of the Registrant." The remaining information required by this item will be included in the Company's Proxy Statement for its 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2003 and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

The information required by this item will be included in the Company's Proxy Statement for its 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2003 and is incorporated herein by reference.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     -----------------------------------------------------------------------

Additional information required by this item will be included in the Company's Proxy Statement for its 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2003 and is incorporated herein by reference.

DISCLOSURE REGARDING THE COMPANY'S EQUITY COMPENSATION PLANS
------------------------------------------------------------
The Company maintains the 1995 Incentive Compensation Plan and the 2000 Stock Incentive Plan pursuant to which it may grant equity awards to eligible persons.

The following table summarizes information about the Company's common stock that may be issued upon exercise of outstanding equity awards made as of March 31, 2003 under its existing equity compensation plans:

-------------------------- ------------------------- --------------------------- ----------------------------------
                                      (a)                        (b)                             (c)
-------------------------- ------------------------- --------------------------- ----------------------------------
                                                                                    Number of securities remaining
                            Number of securities to   Weighted-average exercise     available for future issuance
                            be issued upon exercise      price of outstanding      under equity compensation plans
                            of outstanding options,     options, warrants and      (excluding securities reflected
Plan Category                 warrants and rights               rights                      in column (a))
-------------------------- ------------------------- --------------------------- ----------------------------------
Equity compensation                1,078,850                    $1.80                          311,600
plans approved by
security holders
-------------------------- ------------------------- --------------------------- ----------------------------------

The Company has no equity compensation plans not approved by security holders.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            -------------------------------------------------------

The information required by this item will be included in the Company's Proxy Statement for its 2003 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2003 and is incorporated herein by reference.


                                     PART IV
                                     -------

                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published financial statements and other disclosures included in the Company's reports under the Securities Exchange Act of 1934. Within the 90-day period prior to the date of this report, the Company, under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company and required to be included in the Company's periodic Exchange Act filings.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date that the Company completed its evaluation. The Company's Chief Executive Officer and Chief Financial Officer do not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple mistake or error. Additionally, controls can be circumvented by individual acts or some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

    ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
    ------------------------------------------------------------------------

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. The information required by this item is included under Item 8 of this Report.

(a)(3) EXHIBITS.
The following documents are filed as part of this Annual Report on Form 10-K and this list is intended to constitute the exhibit index:

EXHIBIT
   NO.                             DESCRIPTION
--------------------------------------------------------------------------------
3.1 Articles of Incorporation, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991)

3.2 Bylaws, as amended (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001)

4 Rights Agreement, (incorporated by reference to the Company's Registration Statement on Form 8-A (File No. 000-12992) as filed on July 24, 1998)

10.1 + 1995 Incentive Compensation Plan, as amended (incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997)

10.2 + Form of employment contract entered into by each of Mr. M. Sreenivasan and Mr. Charles B. Williams (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30,
         1997)

10.3 + 2000 Stock Incentive Plan (incorporated by reference to the Company's Tender Offer Statement on Schedule TO (File No. 005-36505) as filed on June 15, 2001)

10.4 Revolving Credit Note and Agreement (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002)

10.5 Amendment to Revolving Credit Note and Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 31, 2002)

21       Subsidiaries of the Registrant.

23       Consent of KPMG LLP.

99.1 Certification of M. Sreenivasan pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Gary Weber pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------

+ Management contract or compensatory plan.

(b) Reports on Form 8-K

    None.

(c) See (a) (3) above.

(d) See (a) (1) and (2) above.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 9, 2003                 SYNTHETECH, INC.
                                   (Registrant)

                                    By  /s/ M. ("Sreeni") Sreenivasan
                                        -------------------------------------
                                        M. ("Sreeni") Sreenivasan
                                        President and Chief Executive Officer

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

          Signature                                     Title                                     Date
          ---------                                     -----                                     ----

/s/ M. ("Sreeni") Sreenivasan       President, Chief Executive Officer (Principal             June 9, 2003
---------------------------------   Executive Officer) and Board Member
M. ("Sreeni") Sreenivasan

/s/ Gary A. Weber                   Vice President Finance and Administration, Chief          June 9, 2003
---------------------------------   Financial Officer, Secretary, Treasurer (Principal
Gary A. Weber                       Financial Officer and Principal Accounting Officer)


/s/ Paul C. Ahrens                  Chairman of the Board of Directors                        June 5, 2003
---------------------------------
Paul C. Ahrens

/s/ David R. Clarke                 Member of the Board of Directors                          June 6, 2003
---------------------------------
David R. Clarke

/s/ Daniel T. Fagan                 Member of the Board of Directors                          June 4, 2003
---------------------------------
Daniel T. Fagan

/s/ Howard L. Farkas                Member of the Board of Directors                          June 4, 2003
---------------------------------
Howard L. Farkas

/s/ Edward M. Giles                 Member of the Board of Directors                          June 5, 2003
---------------------------------
Edward M. Giles

/s/ Page E. Golsan                  Member of the Board of Directors                          June 4, 2003
---------------------------------
Page E. Golsan, III

/s/ Charles B. Williams             Member of the Board of Directors                          June 4, 2003
---------------------------------
Charles B. Williams

                    CERTIFICATION PURSUANT TO SECTION 302(A)
                        OF THE SARBANES-OXLEY ACT OF 2002

I, M. Sreenivasan, certify that:

1.   I have reviewed this annual report on Form 10-K of Synthetech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 9, 2003                    By: /s/ M. Sreenivasan
                                      Title: President & Chief Executive Officer

                    CERTIFICATION PURSUANT TO SECTION 302(A)
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Gary A. Weber, certify that:

1.   I have reviewed this annual report on Form 10-K of Synthetech, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 9, 2003                             By: /s/ Gary A. Weber
                                               Title: Vice President Finance &
                                                      Chief Financial Officer

                                SYNTHETECH, INC.
                             Peptide Building Blocks
                              Specialty Amino Acids

                                 1290 Industrial
                                       Way
                                  P.O. Box 646
                              Albany, Oregon 97321

                                     Phone:
                                  541.967.6575
                                      Fax:
                                  541.812.6036

                                     NASDAQ:
                                      NZYM
                               www.synthetech.com