Form 10-Q
period 2003-06-30
SYNTHETECH INC
filed 2003-08-01
CIK 749290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to _________

                         Commission file number 0-12992

                                SYNTHETECH, INC.
             (Exact name of registrant as specified in its charter)

             OREGON                                      84-0845771
  (State or Other Jurisdiction                        (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

                               1290 Industrial Way
                                   PO Box 646
                              Albany, Oregon 97321
                    (Address of Principal Executive Offices)

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

                                            Yes [X]    No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class: Common Stock, $0.001 par value
         Shares outstanding as of July 31, 2003:  14,339,142

================================================================================

                                 SYNTHETECH, INC

                                      INDEX

                                                                            Page
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets                                              3
                  Statements of Operations                                    5
                  Statements of Cash Flows                                    6
                  Notes to Unaudited Condensed Financial Statements           7

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      12

         Item 3.  Quantitative and Qualitative Disclosure about Market
                    Risk                                                     16

         Item 4.  Controls and Procedures                                    17

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                           18

         Signatures                                                          19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                SYNTHETECH, INC.

                                 Balance Sheets
                                   (unaudited)


                                                   June 30,          March 31,
                                                     2003              2003
                                                -------------     -------------

                          Assets

Current Assets:

     Cash and cash equivalents                  $   4,601,000     $   5,965,000
     Accounts receivable, less allowance
       for doubtful accounts of $15,000 for
       both periods                                 1,308,000           966,000
     Inventories                                    4,185,000         4,032,000
     Prepaid expenses                                 262,000           450,000
     Deferred income taxes                            403,000           403,000
                                                -------------     -------------
          Total Current Assets                     10,759,000        11,816,000

Property, plant and equipment, net                 12,371,000        12,452,000
                                                -------------     -------------
          Total Assets                          $  23,130,000     $  24,268,000
                                                =============     =============


The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                                 Balance Sheets
                                   (continued)
                                   (unaudited)

                                                      June 30,       March 31,
                                                        2003           2003
                                                    ------------   ------------
Liabilities and Shareholders' Equity
Current Liabilities:
     Current portion of long term obligations        $    22,000         22,000
     Accounts payable                                    685,000        754,000
     Accrued compensation                                158,000        122,000
     Income taxes payable                                180,000        180,000
     Other accrued liabilities                            51,000         67,000
                                                    ------------   ------------
       Total Current Liabilities                       1,096,000      1,145,000


Deferred income taxes                                    473,000        473,000
Long term obligations, net of current portion             70,000         75,000
Other long term liabilities                               30,000         23,000
                                                    ------------   ------------
       Total Liabilities                               1,669,000      1,716,000


Shareholders' Equity:
     Common stock, $.001 par value; authorized
      100,000,000 shares; issued and outstanding,
      14,339,000 shares for both periods                  14,000         14,000
     Paid-in capital                                   8,974,000      8,991,000
     Deferred  compensation                              (37,000)       (58,000)
     Retained earnings                                12,510,000     13,605,000
                                                    ------------   ------------

       Total Shareholders' Equity                     21,461,000     22,552,000
                                                    ------------   ------------
       Total Liabilities and Shareholders' Equity   $ 23,130,000   $ 24,268,000
                                                    ============   ============


The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       For The Three Months
                                                          Ended June 30,
                                                       2003            2002
                                                   ------------    ------------


Revenue                                            $  1,773,000    $  2,851,000
Cost of revenue                                       2,201,000       1,894,000

                                                   ------------    ------------

Gross profit (loss)                                    (428,000)        957,000

Research and development                                196,000         156,000
Selling, general and administrative                     481,000         577,000
                                                   ------------    ------------
Total operating expense                                 677,000         733,000
                                                   ------------    ------------

Operating income (loss)                              (1,105,000)        224,000

Interest income                                          12,000          16,000
Interest expense                                         (2,000)         (2,000)
                                                   ------------    ------------

Income (loss) before income taxes                    (1,095,000)        238,000

Provision for income taxes                                   --          91,000
                                                   ------------    ------------

Net income (loss)                                  $ (1,095,000)   $    147,000
                                                   ============    ============

Net income (loss) per common share:
      Basic and diluted income (loss) per share    $      (0.08)   $       0.01
                                                   ============    ============

Weighted average shares outstanding:
      Basic                                          14,339,000      14,307,000
                                                   ============    ============
      Diluted                                        14,339,000      14,403,000
                                                   ============    ============


The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.

                            Statements of Cash Flows
                                   (unaudited)

                                                                For The Three Months
                                                                   Ended June 30,
                                                                2003            2002
                                                            -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $(1,095,000)    $   147,000
Adjustments to reconcile net income (loss) to
  cash provided by (used in) operating activities:
    Depreciation expense                                        266,000         248,000
    Loss on retirement of equipment                                  --          24,000
    Amortization of deferred compensation                         4,000           6,000

    (Increase) decrease in assets:
      Accounts receivable, net                                 (342,000)       (440,000)
      Inventories                                              (153,000)       (214,000)
      Income tax receivable                                          --          91,000
      Prepaid expenses                                          188,000          51,000

    Increase (decrease) in liabilities:
      Accounts payable                                          (69,000)       (146,000)
      Accrued compensation                                       36,000           4,000
      Other accrued liabilities                                 (16,000)         94,000
      Other long term liabilities                                 7,000              --

      Deferred revenue                                               --         400,000
                                                            -----------     -----------
        Cash provided by (used in) operating activities      (1,174,000)        265,000
                                                            -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Property, plant and equipment purchases                     (185,000)       (317,000)
                                                            -----------     -----------
        Cash used in investing activities                      (185,000)       (317,000)
                                                            -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments under long term debt obligations            (5,000)         (5,000)
                                                            -----------     -----------
        Cash used in financing activities                        (5,000)         (5,000)
                                                            -----------     -----------

Decrease in Cash and Cash Equivalents                        (1,364,000)        (57,000)



Cash and Cash Equivalents at Beginning of Period              5,965,000       4,214,000
                                                            -----------     -----------


Cash and Cash Equivalents at End of Period                  $ 4,601,000     $ 4,157,000
                                                            ===========     ===========

Non-Cash financing Activities:

  Forfeiture of stock options issued at below fair value    $    17,000              --

  Issuance of stock options at below fair value                      --     $    23,000

The accompanying notes are an integral part of these financial statements.

                                SYNTHETECH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
            (Information as of June 30, 2003 and for the three-month
           periods ended June 30, 2003 and June 30, 2002 is unaudited)


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

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

The interim period information included herein reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of the Company's management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


NOTE B. STOCK COMPENSATION

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

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards outstanding in the first quarter of fiscal 2004 and 2003 in accordance with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

                                               For the Three Months
                                                  Ended June 30,
                                           ----------------------------
                                               2003            2002
                                           -----------     -----------
Net income (loss), as reported             $(1,095,000)    $   147,000
Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects               3,000           4,000

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                     (33,000)        (33,000)
                                           -----------     -----------

Pro forma net income (loss)                $(1,125,000)    $   118,000
                                           ===========     ===========

Net income (loss) per share:
  Basic and Diluted - as reported          $     (0.08)    $      0.01
                                           ===========     ===========
  Basic and Diluted - pro forma            $     (0.08)    $      0.01
                                           ===========     ===========



Using the Black-Scholes methodology, the total value of options granted during the first quarter of fiscal 2004 and 2003 was $116,000 and $326,000, respectively, which would be amortized to expense on a pro forma basis over the vesting period of the options.

In calculating pro forma compensation, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                               For the Three Months
                                                  Ended June 30,
                                           ---------------------------
                                               2003            2002
                                           -----------     -----------
Expected dividend yield                            --              --
Risk-free interest rate                           3.54%           3.54%
Expected volatility                                 52%             52%
Expected life (in years)                          6.23            6.23

NOTE C. NEW ACCOUNTING PRONOUNCEMENTS

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


NOTE D. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. The following is a reconciliation of the shares used to calculate basic and diluted earnings (loss) per share:

                                               For the Three Months
                                                  Ended June 30,
                                           ---------------------------
                                               2003            2002
                                           -----------     -----------

Weighted average shares
    outstanding for Basic EPS               14,339,000      14,307,000

Dilutive effect of common stock
    options issuable under treasury
    stock method                                   --           96,000
                                           -----------     -----------
Weighted average common and
   Common equivalent shares
   outstanding for Diluted EPS              14,339,000      14,403,000
                                           ===========     ===========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                               For the Three Months
                                                  Ended June 30,
                                           ---------------------------
                                               2003            2002
                                           -----------     -----------

Common stock options outstanding             1,212,000         452,000
                                           ===========     ===========

NOTE E. COMPREHENSIVE INCOME OR LOSS

The Company has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.




NOTE F. STATEMENTS OF CASH FLOWS

        Supplemental cash flow disclosures:

                                               For the Three Months
                   Cash Paid                      Ended June 30,
        -------------------------------    ---------------------------
                                               2003            2002
                                           -----------     -----------
        Income Taxes                       $     1,000     $       --
        Interest                           $     2,000     $     2,000


NOTE G. INVENTORIES

        The major components of inventories are as follows:

                                             June 30,        March 31,
                                               2003            2003
                                           -----------     -----------
        Finished products                  $ 1,749,000     $ 1,815,000
        Work in process                      1,279,000         968,000
        Raw materials                        1,157,000       1,249,000
                                           -----------     -----------
                                           $ 4,185,000     $ 4,032,000
                                           ===========     ===========

NOTE H. PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                             June 30,        March 31,
                                               2003            2003
                                           -----------     -----------

        Land                               $   241,000     $   241,000
        Buildings                            6,793,000       6,793,000
        Machinery and equipment             15,315,000      15,135,000
        Laboratory equipment                   961,000         938,000
        Furniture and fixtures                 429,000         423,000
        Vehicles                               149,000         149,000
        Construction in Progress               108,000         132,000
                                           -----------     -----------
                                            23,996,000      23,811,000
        Less:
        Accumulated depreciation            11,625,000      11,359,000
                                           -----------     -----------
                                           $12,371,000     $12,452,000
                                           ===========     ===========


NOTE I. SHARE REPURCHASE PROGRAM

        On March 20, 2003 the Board of Directors approved a share repurchase program and authorized the purchase of up to 500,000 shares of the Company's common stock in the open market over the succeeding year. No shares were repurchased during the first quarter of fiscal 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.

                                               For the Three Months
                                                  Ended June 30,
                                           ---------------------------
                                               2003            2002
                                           -----------     -----------

Revenue                                          100.0%          100.0%
Cost of revenue                                  124.1            66.4
                                           -----------     -----------

Gross profit (loss)                              (24.1)           33.6

Research and development                          11.1             5.5
Selling, general and administrative               27.1            20.2
                                           -----------     -----------

Operating expense                                 38.2            25.7

Operating income (loss)                          (62.3)            7.9

Interest income                                    0.7             0.6
Interest expense                                  (0.1)           (0.1)
                                           -----------     -----------

Income (loss) before income taxes                (61.7)            8.4

Provision for income taxes                         --              3.2
                                           -----------     -----------

Net income (loss)                                (61.7)%           5.2%
                                           ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

Revenue
-------

Revenues of $1.8 million in the first quarter of fiscal 2004, decreased by $1.1 million, or 38%, compared to $2.9 million in the first quarter of fiscal 2003. Revenue from significant customer projects was $1.1 million and $2.4 million for the first quarter of fiscal 2004 and 2003, respectively. Significant project revenue during the first quarter of fiscal 2004 arose from two ongoing customer projects that also contributed to significant project revenue in the first quarter of fiscal 2003. One of those projects involved manufacturing PBBs to support a marketed drug. The other included PBB shipments to support an established product in the cosmeceutical sector. A cosmeceutical is a product that makes no therapeutic claims but is intended for topical use by humans.

A third project also contributed to significant project revenue in the first quarter of fiscal 2003. During the fourth quarter of fiscal 2003 the Company experienced a substantial price decline on this project which accounted for the largest portion of the Company's revenue in the first quarter of fiscal 2003. Fiscal 2004 customer requirements, if any, for this product are dependent on future outcomes of clinical trials and timing of the customer's drug development efforts.

International sales, mainly to Europe, were $386,000 for the first quarter of fiscal 2004, compared to $410,000 for the first quarter of fiscal 2003. International sales, like all Company revenues, are subject to significant quarterly fluctuations.

Management anticipates that fiscal 2004 second quarter revenue will approximate revenue for the first quarter and believes that revenue for the second half of fiscal 2003 will exceed revenue recorded during the first half.

To the extent successful customer projects develop into larger volumes, either during late stage clinical trials, pre-launch or as a marketed product, the Company's per unit pricing may decline. There is a risk that the impact on future sales and profitability from declines in pricing may not be offset by an increase in volume.

The level of Synthetech's business from period to period is largely unpredictable. Although PBB sales associated with marketed products are more likely to provide a longer term, on-going revenue stream than sales associated with drugs at the clinical or discovery stages, continuation of customer demand for PBBs associated with marketed products remains subject to various market conditions, including potential use of alternative manufacturing methods, continued market demand for drugs that include PBBs or the cosmeceutical, and competition from other suppliers of PBBs. Accordingly, while significant orders related to marketed products provide substantial and predictable revenues, the Company expects revenues to continue to fluctuate from period to period.

Gross profit (loss)
-------------------

The gross loss for the first quarter of fiscal 2004 was $428,000, or 24% of revenue, compared to a gross profit of $957,000, or 34% of revenue, for the first quarter of fiscal 2003. The unfavorable change in gross profit (loss) in the first quarter of fiscal 2004, compared to the first quarter of fiscal 2003, was primarily the result of a less favorable product mix and decreased sales. The mix of products shipped in the first quarter of fiscal 2003 had an unusually high gross profit.

Cost of revenues includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period, including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

Operating expense
-----------------

Research and development (R&D) expense in the first quarter of fiscal 2004 was $196,000, or 11% of revenue, compared to $156,000, or 5% of revenue, in the first quarter of fiscal 2003. The increase in R&D expense reflects increases in labor and employee benefits, and general operating expenses.

Selling, general and administrative (SG&A) expense in the first quarter of fiscal 2004 was $481,000, or 27% of revenues, compared to $577,000, or 20% of revenues, in the first quarter of fiscal 2003. The decrease in SG&A expense for the first quarter of fiscal 2004, compared to the comparable period of fiscal 2003, primarily reflect one-time costs relating to the retirement of a Company officer, which was recorded in the first quarter of fiscal 2003.

Operating income (loss)
-----------------------

As a result of the foregoing, operating loss in the first quarter of fiscal 2004 was $1.1 million, while operating income in the first quarter of fiscal 2003 was $224,000.

Interest Income
---------------

Interest income in the first quarter of fiscal 2004 was $12,000, compared to $16,000 in the first quarter of fiscal 2003. The Company's interest income is primarily derived from earnings on the Company's cash equivalents. The changes in interest income for the periods presented were due to the amount of cash equivalents and the interest rates in effect during the periods. Average rates of interest earned on the Company's cash and cash equivalents during the first quarter of fiscal 2004 were 0.94%, compared to 1.3% during the first quarter of fiscal 2003.

Interest expense
----------------

Interest expense was $2,000 for the first quarter of fiscal 2004 and fiscal
2003.

Provision for Income Taxes
--------------------------

Based on the Company's recent history of losses, its near-term outlook and management's evaluation of available tax planning strategies, the Company has concluded that it will not recognize a deferred tax benefit related to losses incurred in this or future quarters, continuing for an uncertain period of time. For the first quarter of fiscal 2003, the Company recorded an income tax provision at the statutory combined federal and state rate of 38%.

Net Income (Loss)
-----------------

Net loss for the first quarter of fiscal 2004 was $1.1 million, or 62% of revenue, compared to net income of $147,000, or 5% of revenue, for the first quarter of fiscal 2003.

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

Recurring sales of PBBs for development programs are sporadic. Because of the high cancellation rate for drug development programs, there is a significant likelihood that there will be no subsequent or "follow-on" PBB sales for any particular drug development program. Accordingly, the level and timing of customer orders relating to specific drug development programs vary substantially from period to period and the Company cannot rely on any one customer as a constant source of revenue.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had working capital of $9.7 million, compared to $10.7 million at March 31, 2003. The Company's cash and cash equivalents at June 30, 2003 totaled $4.6 million, compared to $6.0 million at March 31, 2003. The Company has a $2 million bank line of credit, collateralized by accounts receivable, of which there was no amount outstanding at June 30, 2003. The line of credit expires on August 31, 2003. The Company intends to renew the credit facility upon expiration. Net cash used in operating activities was $1.2 million for the first quarter of fiscal 2004. Purchases of property, plant and equipment totaled $185,000 and principal payments on long-term debt totaled $5,000 for the first quarter of fiscal 2004. The Company believes that its existing cash and cash equivalents, its bank line of credit and funds generated from operations will be sufficient to support operations for the foreseeable future.

The increase in accounts receivable to $1.3 million at June 30, 2003 from $966,000 at March 31, 2003 primarily reflects differences in the timing of shipments between the periods. The increase in inventory to $4.2 million at June 30, 2003, from $4.0 million at March 31, 2003, is primarily the result of an increase in work in process.

On March 20, 2003, the Company's Board of Directors approved a share repurchase program and authorized the purchase of up to 500,000 shares of the Company's common stock in the open market over the succeeding year. As of June 30, 2003, the Company has not repurchased any of its shares.

The Company's capital budget for fiscal 2004 is $600,000. The Company expects to finance all capital expenditures from internal cash flow and existing financial resources and does not anticipate the need for new debt or equity financing for these purposes.


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

Substantially all of the Company's purchases and sales are denominated in U.S. dollars and as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should the Company enter into a significant transaction denominated in a foreign currency the Company may enter into a forward exchange contract at that time. The Company is not a party to any forward exchange contracts as of June 30, 2003. With regards to existing Company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on the Company's operating results or cash flows.

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

This Report on Form 10-Q includes "forward-looking" information (as defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), including, without limitation, statements regarding: the effect of clinical trials on demand for our products, fluctuations in revenue, the effect of the application of new accounting pronouncements on our financial condition and results of operations, future performance, growth and operating results of the Company, including results for fiscal 2004; management statements regarding fiscal 2004 second quarter and second half revenue; the sufficiency of existing and anticipated funds to support future operations; the Company's anticipated renewal of credit facility, the Company's anticipated capital expenditures and financing thereof; and the effect any change in foreign currency exchange rates would have on the Company's operating results. Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The risks and uncertainties include, but are not limited to, the following: the uncertain market for our products, potential loss of a significant customer, customer concentration, potential termination or suspension by customer of significant projects, potential period-to-period revenue or expense fluctuations, production factors, industry cost factors, competition, government regulation, labor disputes, technological change, and international business risks. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, for a further description of risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business.


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

Exhibits.

    Exhibit 3.1 Articles of Incorporation of the Company, as amended, incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991.
    Exhibit 3.2 Bylaws of the Company, as amended, incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
    Exhibit 31.1      Rule 13a-14(a) Certification of Chief Executive Officer
    Exhibit 31.2      Rule 13a-14(a) Certification of Chief Financial Officer
    Exhibit 32.1      Section 1350 Certification of Chief Executive Officer
    Exhibit 32.2      Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K.

    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SYNTHETECH, INC.



Date: July 31, 2003                        /s/ M. Sreenivasan
                                           -----------------------------
                                           M. Sreenivasan
                                           President
                                           & C.E.O.


Date: July 31, 2003                        /s/ Gary A. Weber
                                           -----------------------------
                                           Gary A. Weber
                                           Vice President Finance &
                                           Chief Financial Officer