Form 10-Q
period 2003-09-30
SYNTHETECH INC
filed 2003-11-05
CIK 749290

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_______


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

                                            Yes  [ ]       No  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class: Common Stock, $0.001 par value
         Shares outstanding as of November 4, 2003:  14,364,279

================================================================================

                                 SYNTHETECH, INC


                                      INDEX



                                                                            Page
                                                                            ----
Part I.   Financial Information

          Item 1.   Condensed Financial Statements

                    Balance Sheets                                            3
                    Statements of Operations                                  5
                    Statements of Cash Flows                                  6
                    Notes to Unaudited Condensed Financial Statements         7

          Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                    13

          Item 3.   Quantitative and Qualitative Disclosure about Market
                      Risk                                                   20

          Item 4.   Controls and Procedures                                  21

Part II.  Other Information

          Item 4.   Submission of Matters to a Vote of
                      Security-Holders                                       23

          Item 6.   Exhibits and Reports on Form 8-K                         23


          Signatures                                                         24

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                SYNTHETECH, INC.

                                 Balance Sheets
                                   (unaudited)



                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------
                          Assets


Current Assets:
     Cash and cash equivalents                     $  3,833,000    $  5,965,000
     Accounts receivable, less allowance
       for doubtful accounts of $15,000 for
       both periods                                     969,000         966,000
     Inventories, net                                 4,336,000       4,032,000
     Prepaid expenses                                   153,000         450,000
     Deferred income taxes                              403,000         403,000
                                                   ------------    ------------

          Total Current Assets                        9,694,000      11,816,000


Property, Plant and Equipment, net                   12,196,000      12,452,000
                                                   ------------    ------------

          Total Assets                             $ 21,890,000    $ 24,268,000
                                                   ============    ============


The accompanying notes are an integral part of these condensed financial statements.

                                SYNTHETECH, INC.

                                 Balance Sheets
                                   (continued)
                                   (unaudited)

                                                   September 30,     March 31,
                                                        2003           2003
                                                   ------------    ------------

Liabilities and Shareholders' Equity

Current Liabilities:
     Current portion of long term obligations      $     23,000    $     22,000
     Accounts payable                                   714,000         754,000
     Accrued compensation                               112,000         122,000
     Income taxes payable                               180,000         180,000
     Other accrued liabilities                           33,000          67,000
                                                   ------------    ------------

          Total Current Liabilities                   1,062,000       1,145,000

Deferred income taxes                                   473,000         473,000
Long term obligations, net of current portion            63,000          75,000
Other long term liabilities                              38,000          23,000
                                                   ------------    ------------

           Total Liabilities                          1,636,000       1,716,000
                                                   ------------    ------------

Shareholders' Equity:
     Common stock, $.001 par value;
      authorized 100,000,000 shares;
      issued and outstanding,14,354,000
      and 14,339,000 shares                              14,000          14,000
     Paid-in capital                                  8,991,000       8,991,000
     Deferred  compensation                             (35,000)        (58,000)
     Retained earnings                               11,284,000      13,605,000
                                                   ------------    ------------

          Total Shareholders' Equity                 20,254,000      22,552,000
                                                   ------------    ------------

Total Liabilities and Shareholders' Equity         $ 21,890,000    $ 24,268,000
                                                   ============    ============


The accompanying notes are an integral part of these condensed financial statements.

                                SYNTHETECH, INC.

                            Statements of Operations
                                   (unaudited)

                                                    For the Three Months Ended       For the Six Months Ended
                                                           September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Revenue                                            $  1,843,000    $  2,025,000    $  3,616,000    $  4,876,000

Cost of revenue                                       2,496,000       3,100,000       4,697,000       4,994,000
                                                   ------------    ------------    ------------    ------------

Gross loss                                             (653,000)     (1,075,000)     (1,081,000)       (118,000)

Research and development                                176,000         161,000         372,000         317,000
Selling, general and administrative                     403,000         443,000         884,000       1,020,000
                                                   ------------    ------------    ------------    ------------

Total operating expense                                 579,000         604,000       1,256,000       1,337,000
                                                   ------------    ------------    ------------    ------------
Operating loss                                       (1,232,000)     (1,679,000)     (2,337,000)     (1,455,000)

Interest income                                           8,000          18,000          20,000          34,000

Interest expense                                         (2,000)         (2,000)         (4,000)         (4,000)
                                                   ------------    ------------    ------------    ------------
Loss before income taxes                             (1,226,000)     (1,663,000)     (2,321,000)     (1,425,000)

Benefit for income taxes                                      -        (632,000)              -        (541,000)
                                                   ------------    ------------    ------------    ------------

Net loss                                           $ (1,226,000)   $ (1,031,000)   $ (2,321,000)   $   (884,000)
                                                   ============    ============    ============    ============
Net loss per common share:

      Basic and diluted loss per share             $      (0.09)   $      (0.07)   $      (0.16)   $      (0.06)
                                                   ============    ============    ============    ============
Weighted average shares outstanding:

      Basic and Diluted                              14,345,000      14,314,000      14,342,000      14,309,000
                                                   ============    ============    ============    ============

The accompanying notes are an integral part of these condensed financial statements.

                                SYNTHETECH, INC.

                            Statements of Cash Flows
                                   (unaudited)


For The Six Month Period Ended September 30,           2003            2002
--------------------------------------------       ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $ (2,321,000)   $   (884,000)
Adjustments to reconcile net loss to
  net cash provided by (used in) operating
   activities:
    Depreciation and amortization expense               536,000         511,000
    Loss on retirement of equipment                       5,000         111,000
    Amortization of deferred compensation                 8,000          12,000


    (Increase) decrease in assets:
      Accounts receivable, net                           (3,000)        481,000
      Inventories, net                                 (304,000)        520,000
      Income tax receivable                                   -        (541,000)
      Prepaid expenses                                  297,000         155,000


    Increase (decrease) in liabilities:
      Accounts payable                                  (40,000)       (121,000)
      Accrued compensation                              (10,000)        (28,000)
      Other accrued liabilities                         (34,000)         76,000
      Other long term liabilities                        15,000               -
      Deferred revenue                                        -         400,000
                                                   ------------    ------------
        Net cash provided by (used in)
         operating activities                        (1,851,000)        692,000
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant and equipment purchases             (285,000)       (865,000)
                                                   ------------    ------------
        Net cash used in investing activities          (285,000)       (865,000)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments under long-term debt
   obligations                                          (11,000)         (9,000)
  Proceeds from stock purchases                          15,000          19,000
                                                   ------------    -------------
        Net cash provided by (used in)
         financing activities                             4,000          10,000
                                                   ------------    -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (2,132,000)       (163,000)


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      5,965,000       4,214,000
                                                   ------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  3,833,000    $  4,051,000
                                                   ============    ============

NON-CASH FINANCING ACTIVITIES:
Forfeiture of stock options issued
 below fair value                                  $     21,000               -
Deferred compensation on stock options granted
 below fair value                                  $      6,000    $     23,000


The accompanying notes are an integral part of these condensed financial statements.

                                SYNTHETECH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
      (Information as of September 30, 2003 and for the three and six-month periods ended September 30, 2003 is unaudited)



NOTE A. GENERAL AND BUSINESS

Synthetech, Inc. (Company), an Oregon corporation, specializes in developing and producing Peptide Building Blocks (PBBs), which are chemically modified forms of natural amino acids, and synthetic non-natural amino acids (Specialty Amino Acids) using a combination of organic chemistry and biocatalysts. The Company's PBBs are used predominantly by pharmaceutical companies to make a wide range of peptide-based drugs under development or on the market for the treatment of AIDS, cancer, cardiovascular and other diseases. The Company has established a worldwide reputation in a unique product and technology area as a leading supplier for all phases of the drug development cycle from discovery through market launch.

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

The interim period information included in this Report reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of the Company's management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.



NOTE B. NEW ACCOUNTING PRONOUNCEMENTS

Accounting For Certain Financial Instruments with Characteristics of Both
-------------------------------------------------------------------------
Liabilities and Equity:
-----------------------
In May 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003. The Company does not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption did not have any effect on the Company's financial position or results of operations.

Accounting For Derivative Instruments and Hedging Activities:
-------------------------------------------------------------
In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts. In general, the amendments require contracts with comparable characteristics to be accounted for similarly. In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not utilize derivative or hedging instruments and, therefore, the adoption of SFAS No. 149 did not have any effect on the Company's financial position, results of operations or cash flows.

Variable Interest Entities:
---------------------------
In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51." FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) whose equity investors, if any, do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Certain disclosures are effective immediately. The Company does not have any VIEs and therefore, the adoption of FIN 46 does not have any effect on the Company's financial position or results of operations.


NOTE C.  STOCK-BASED COMPENSATION

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

As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company elected to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plan and employee stock purchase plan (ESPP). The Company is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans. The Company is required by SFAS No. 123 to present, in the Notes to Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards outstanding in the second quarter and first six months of fiscal 2004 and 2003 in accordance with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have changed to the pro forma amounts indicated below:

                                                        Three Months Ended               Six Months Ended
                                                           September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Net loss, as reported                              $ (1,226,000)   $ (1,031,000)   $ (2,321,000)   $   (884,000)
Add: Stock-based employee
compensation expense included in
reported net loss, net of related
tax effects                                               4,000           4,000           8,000           7,000

Deduct:  Total  stock-based  employee
compensation    expense    determined
under  fair  value  based  method for
all   awards,   net  of  related  tax
effects                                                 (43,000)        (33,000)        (75,000)        (66,000)
                                                   ------------    ------------    ------------    ------------


Pro forma net loss                                 $ (1,265,000)   $ (1,060,000)   $ (2,388,000)   $   (943,000)
                                                   ============    ============    ============    ============

Net loss per share:
  Basic and Diluted - as reported                  $      (0.09)   $      (0.07)   $      (0.16)   $      (0.06)
                                                   ============    ============    ============    ============
  Basic and Diluted - pro forma                    $      (0.09)   $      (0.07)   $      (0.17)   $      (0.07)
                                                   ============    ============    ============    ============

Using the Black-Scholes methodology, the total value of options granted during the first six months of fiscal 2004 and 2003 was $130,000 and $326,000, respectively, which would be amortized to expense on a pro forma basis over the vesting period of the options.

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                        Three Months Ended               Six Months Ended
                                                           September 30,                   September 30,
                                                   ----------------------------    ----------------------------
                                                       2003            2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Stock Options:

Dividend yield                                             None            None            None            None
Expected volatility                                         50%             52%             50%             52%
Risk-free interest rate                                   3.50%           3.68%           3.50%           3.63%
Expected life (in years)                                   7.00            7.00            7.00            6.88



ESPP:
Dividend yield                                             None            None            None            None
Expected volatility                                         36%             36%             36%             36%
Risk-free interest rate                                   0.90%           1.25%           0.90%           1.25%
Expected life (in years)                                   0.50            0.50            0.50            0.50

Weighted-Average fair value of
  Options granted:
    At market value                                   $    0.44            None       $    0.70       $    1.15
    Below market value                                $    0.68       $    0.90       $    0.68       $    1.39
    All options granted                               $    0.54       $    0.90       $    0.69       $    1.16


NOTE D. COMPREHENSIVE INCOME OR LOSS

The Company has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive loss was equal to net loss for all periods presented.

NOTE E. EARNINGS PER SHARE

Basic earnings per share (EPS) are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For all periods presented, the Company reported a net loss, therefore all common stock equivalents are considered antidilutive.

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                       For the Three Months             For the Six Months
                                        Ended September 30,             Ended September 30,
                                   ----------------------------    ----------------------------
                                       2003            2002            2003            2002
                                   ------------    ------------    ------------    ------------
Common stock options outstanding      1,181,000       1,102,000       1,181,000       1,102,000
                                   ============    ============    ============    ============

NOTE F. STATEMENTS OF CASH FLOWS

        Supplemental cash flow disclosures:

                           For the Three Months            For the Six Months
         Cash Paid          Ended September 30,            Ended September 30,
        ------------    --------------------------    --------------------------
                            2003          2002            2003          2002
                        ------------  ------------    ------------  ------------

        Interest        $      2,000  $      2,000    $      4,000  $      4,000


NOTE G. INVENTORIES

        The major components of inventories, net of reserves, are as follows:

                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------

                  Finished products                $  2,205,000    $  1,815,000
                  Work in process                     1,052,000         968,000
                  Raw materials                       1,079,000       1,249,000
                                                   ------------    ------------
                                                   $  4,336,000    $  4,032,000
                                                   ============    ============

NOTE H.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                                   September 30,     March 31,
                                                       2003            2003
                                                   ------------    ------------

         Land                                       $   241,000    $    241,000
         Buildings                                    6,793,000       6,793,000
         Machinery and equipment                     15,352,000      15,135,000
         Laboratory equipment                           998,000         938,000
         Furniture and fixtures                         428,000         423,000
         Vehicles                                       149,000         149,000
         Construction in Progress                        88,000         132,000
                                                   ------------    -------------
                                                     24,049,000      23,811,000
         Less:

         Accumulated depreciation                    11,853,000      11,359,000
                                                   ------------    -------------
                                                   $ 12,196,000    $ 12,452,000
                                                   ============    =============


NOTE I.  SHARE REPURCHASE PROGRAM

         On March 20, 2003 the Board of Directors approved a share repurchase program and authorized the purchase of up to 500,000 shares of the Company's common stock in the open market over the succeeding year. No shares were repurchased during the first six months of fiscal 2004.


NOTE J.  LINE OF CREDIT

         The Company's $2 million line of credit expired on August 31, 2003 and was not renewed by the bank.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.

                                          PERCENTAGE OF REVENUES
---------------------------------------------------------------------------------------------------------------

                                                       For the Three Months             For the Six Months
                                                        Ended September 30,             Ended September 30,
                                                   ----------------------------    ----------------------------
                                                        2003           2002            2003            2002
                                                   ------------    ------------    ------------    ------------
Revenue                                                   100.0%          100.0%          100.0%          100.0%
Cost of revenue                                           135.4           153.1           129.9           102.4
                                                   ------------    ------------    ------------    ------------
Gross loss                                                (35.4)          (53.1)          (29.9)           (2.4)

Research and development                                    9.5             8.0            10.3             6.5
Selling, general and administrative                        21.9            21.8            24.4            20.9
                                                   ------------    ------------    ------------    ------------

Operating expense                                          31.4            29.8            34.7            27.4

Operating loss                                            (66.8)          (82.9)          (64.6)          (29.8)

Interest income                                             0.4             0.9             0.6             0.7
Interest expense                                           (0.1)           (0.1)           (0.1)           (0.1)
                                                   ------------    ------------    ------------    ------------

Loss before income taxes                                  (66.5)          (82.1)          (64.1)          (29.2)

Benefit for income taxes                                      -           (31.2)              -           (11.1)
                                                   ------------    ------------    ------------    ------------

Net loss                                                  (66.5)%         (50.9)%         (64.1)%         (18.1)%
                                                   ============    ============    ============    ============

---------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

Revenue
-------

Revenue of $1.8 million in the second quarter of fiscal 2004 decreased by $182,000, or 9.0%, from revenue of $2.0 million in the second quarter of fiscal 2003. Revenue of $3.6 million in the first half of fiscal 2004 decreased by $1.3 million, or 25.8%, from revenue of $4.9 million in the first half of fiscal 2003. Changes in revenue for the specified periods primarily relate to revenue arising from large-scale customer projects.

Revenue from large-scale customer projects was $1.1 million and $2.1 million in the second quarter and first half of fiscal 2004, respectively, compared to $1.2 million and $3.6 million in the same periods of fiscal 2003. Large-scale project revenue during the second quarter and first half of fiscal 2004 arose from two ongoing customer projects that also contributed to large-scale project revenue in the second quarter and first half of fiscal 2003. One of those projects involved manufacturing PBBs to support a marketed drug. The other included PBB shipments to support an established product in the cosmeceutical sector. A cosmeceutical is a product that makes no therapeutic claims but is intended for topical use by humans.

A third project also contributed to large-scale project revenue in the first half of fiscal 2003. During the fourth quarter of fiscal 2003 the Company experienced a substantial price decline on this project which was the largest customer project in the first half of fiscal 2003. Fiscal 2004 customer requirements, if any, for this product are dependent on future outcomes of clinical trials and timing of the customer's drug development efforts.

In addition to large-scale projects, a significant number of other customer projects contributed to revenue during the first half of fiscal 2004 and 2003. While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.

International sales, mainly to Europe, were $585,000 and $971,000 for the second quarter and first half of fiscal 2004, respectively, compared to $403,000 and $813,000 for the second quarter and first half of fiscal 2003, respectively. International sales, like all Company revenues, are subject to significant quarterly fluctuations.

The Company has expanded its marketing efforts with the objective of achieving a greater level of penetration in the major pharmaceutical sector and an increased presence with emerging biopharmaceuticals and contract drug synthesis customers. Management anticipates that revenues from three large-scale projects will approximate $4.7 million in the second half of fiscal 2004, which is in addition to revenue from other projects. Two of the large-scale projects are in support of marketed products and the third project supports a drug moving forward in clinical trials. In addition, the Company's backlog for the first three quarters of fiscal 2005 includes order commitments of approximately $4.8 million for PBBs to support the two marketed products.

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


PBBs or the cosmeceutical, and competition from other suppliers of PBBs. Accordingly, while significant orders related to marketed products provide substantial and more predictable revenues, the Company expects revenues to continue to fluctuate from period to period.


Gross Loss
----------

The gross loss for the second quarter of fiscal 2004 was $653,000, or 35% of revenue, compared to a gross loss of $1.1 million, or 53% of revenue, for the second quarter of fiscal 2003. The gross loss for the first half of fiscal 2004 was $1.1 million, or 30% of revenue, compared to a gross loss of $118,000, or 2% of revenue, for the first half of fiscal 2003.

The lack of sales volume experienced in the second quarter and first six months of fiscal 2004 coupled with unabsorbed manufacturing costs had an unfavorable effect on the Company's gross loss. In response to difficult business conditions, the Company reduced its workforce by seven employees, or approximately 10%, during the second quarter of fiscal 2004 and has implemented other cost reduction measures. Management estimates that total cost reductions will result in annualized savings of approximately $700,000.

The gross loss for the second quarter and first half of fiscal 2004 reflect charges for impaired inventory of $389,000 and $583,000, respectively. This compares to charges for impaired inventory of $1.2 million and $1.6 million in the second quarter and first half of fiscal 2003, respectively. The Company routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes to exceed the selling price for the initial batches of product, which results in an inventory write-off. The international fine chemicals industry, where the Company is a niche participant, has been marked by overcapacity and resulting downward pressure on pricing. It has become increasingly difficult to rework certain materials on a cost effective basis. A significant portion of the charges for impaired inventory for the second quarter and the first half of fiscal 2003 and 2004 related to material that failed to meet customer specifications or was associated with the early stages of development and production of products not previously manufactured by the Company. In addition, the Company's charges for impaired inventory in both fiscal 2004 and 2003 include material related to customer projects that have been discontinued or are on hold.

Management evaluates the Company's inventory for impairment whenever indicators of impairment exist. Factors contributing to inventory impairment include, but are not limited to, decreases in selling price; changes in customer specifications; project terminations or holds; variations in material produced by the Company from customer specifications; and production costs materially in excess of current market price. Management writes down the Company's inventories to reflect an estimate for impairment in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future. Write-downs would be reflected as a charge to earnings in the relevant period.

Cost of revenue includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period, including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


Operating Expenses
------------------

Research and development (R&D) expense in the second quarter of fiscal 2004 was $176,000, or 10% of revenue, compared to $161,000, or 8% of revenue, in the second quarter of fiscal 2003. R&D expense in the first half of fiscal 2004 was $372,000, or 10% of revenue, compared to $317,000, or 7% of revenue, for the comparable period of fiscal 2003. The increase in R&D expense for the second quarter of fiscal 2004, compared to the same period in fiscal 2003 is primarily due to an increase in lab supplies. The increase in R&D expense for the first half of fiscal 2004 reflects approximately $30,000 in employee relocation costs in addition to increases in labor, employee benefits, and general operating expenses. In September 2003, the Company implemented a 5% salary reduction which impacted all of the Company's R&D employees.

Selling, general and administrative (SG&A) expense in the second quarter of fiscal 2004 was $403,000, or 22% of revenue, compared to $443,000, or 22% of revenue, in the second quarter of fiscal 2003. SG&A expense in the first half of fiscal 2004 was $884,000, or 24% of revenues, compared to $1.0 million, or 21% of revenues, for the comparable period of fiscal 2003. The decrease in SG&A expense in the second quarter of fiscal 2004, compared to the same period in fiscal 2003 was due to a temporary vacancy in a senior commercial position and to a lesser extent a 5% cut in administrative salaries which was implemented in September 2003. The decrease in SG&A expense for the first half of fiscal 2004 includes the temporary vacancy and administrative salary cuts, but is primarily due to one-time costs relating to the retirement of a Company officer, which were recorded in the first quarter of fiscal 2003.

Operating Loss
--------------

Operating loss in the second quarter and first half of fiscal 2004 was $1.2 million and $2.3 million, respectively, compared with operating loss in the second quarter and first half of fiscal 2003 of $1.7 million and $1.5 million, respectively.

Interest Income
---------------

Interest income in the second quarter and first half of fiscal 2004 was $8,000 and $20,000, respectively, compared to $18,000 and $34,000 in the comparable periods of fiscal 2003. The Company's interest income is primarily derived from earnings on the Company's cash equivalents. The changes in interest income for the periods presented were due to the amount of cash equivalents and the interest rates in effect during the periods. Average rates of interest earned on the Company's cash and cash equivalents during the first half of fiscal 2004 were 0.88%, compared to 1.55% during the first half of fiscal 2003.

Interest expense
----------------

Interest expense was $2,000 and $4,000, respectively, for the second quarter and first half of both fiscal 2004 and 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


Benefit for Income Taxes
------------------------

Based on the Company's recent history of losses, its near-term outlook and management's evaluation of available tax planning strategies, the Company has concluded that it may be unable to recognize a deferred tax benefit related to losses incurred during the first half of fiscal 2004, continuing for an uncertain period of time. For the second quarter and first half of fiscal 2003, the Company recorded a benefit for income taxes at the statutory combined federal and state rate of 38%.


Net Loss
--------

Net loss for the second quarter of fiscal 2004 was $1.2 million, or 67% of revenue, compared to a net loss of $1.0 million, or 51% of revenue, for the second quarter of fiscal 2003. Net loss for the first half of fiscal 2004 was $2.3 million, or 64% of revenue, compared to a net loss of $884,000, or 18% of revenue, for the comparable period of fiscal 2003.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


Long-Lived Asset Impairment
Management regularly evaluates long-lived assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires a review of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable, utilizing an undiscounted cash flow analysis. Based on this analysis, the Company did not recognize an impairment on long-lived assets during the current period. If circumstances related to long-lived assets change, the Company may record an impairment charge in the future.

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


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had working capital of $8.6 million. The Company's cash and cash equivalents at September 30, 2003 totaled $3.8 million. Net cash used in operating activities was $1.9 million for the first half of fiscal 2004. Purchases of property, plant and equipment totaled $285,000 and principal payments on long-term debt totaled $11,000 for the first half of fiscal 2004. The Company's bank declined to renew its line of credit which expired on August 31, 2003. The Company is interviewing other financial institutions and believes that a new credit facility will be in place during the third quarter of fiscal 2004. The Company believes that its existing cash and cash equivalents, and funds generated from future operations will be sufficient to support operations for the foreseeable future.

Accounts receivable at September 30, 2003, totaled $969,000. Inventory totaled $4.3 million at September 30, 2003. The Company has increased its inventory primarily due to the need to increase finished products to support future shipments.

On March 20, 2003, the Company's Board of Directors approved a share repurchase program and authorized the purchase of up to 500,000 shares of the Company's common stock in the open market over the succeeding year. As of September 30, 2003, the Company has not repurchased any of its shares.

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

Substantially all of the Company's purchases and sales are denominated in U.S. dollars and as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should the Company enter into a significant transaction denominated in a foreign currency the Company may enter into a forward exchange contract at that time. The Company is not a party to any forward exchange contracts as of September 30, 2003. With regards to existing Company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on the Company's operating results or cash flows.


ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published financial statements and other disclosures included in the Company's reports under the Securities Exchange Act of 1934. An evaluation was performed under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that material information required to be included in the Company's Exchange Act reports would be made known to management by others within the Company.

There has been no significant change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

The Company's Chief Executive Officer and Chief Financial Officer do not expect that the Company's disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple mistake or error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Forward-Looking Statements
--------------------------
This Report on Form 10-Q includes "forward-looking" information (as defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), including, without limitation, statements regarding: future performance, growth and operating results of the Company, including projected large-scale project revenue for the second half of fiscal 2004 and order commitments for the first three quarters of fiscal 2005; results of the Company's cost reduction measures; the adequacy of reserves against potential future impairment of inventory; the sufficiency of existing and anticipated funds to support future operations; the Company's ability to enter into a new credit facility during the third quarter of fiscal 2004; the Company's anticipated capital expenditures and financing thereof; and the effect any change in foreign currency exchange rates would have on the Company's operating results. Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The risks and uncertainties include, but are not limited to, the following: the uncertain market for our products, potential loss of a significant customer, customer concentration, potential termination or suspension by customers of large-scale projects or cancellation of orders prior to shipment, potential period to period revenue fluctuations, production factors, industry cost factors, competition, unwillingness by financial institutions to provide a credit facility to the Company on acceptable terms, government regulation, labor disputes, technological change, and international business risks. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, for a further description of risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in the Company's expectations with respect to them or any change in events, conditions or circumstances on which any such statement is based.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The Company held its Annual Meeting of Shareholders on July 17, 2003.

At the Meeting, the shareholders elected the following Class III Directors for a term expiring at the Company's 2006 Annual Meeting of Shareholders:


                                           Votes For         Votes Withheld
                                           ---------         --------------

         Howard L. Farkas                  13,338,889           252,831
         M. "Sreeni" Sreenivasan           13,287,537           304,183

The terms of the following directors continued after the Meeting:

         Class II Directors (term expiring in 2005)
         David R. Clarke
         Charles B. Williams

         Class I Directors (term expiring in 2004)
         Paul C. Ahrens
         Daniel T. Fagan
         Page E. Golsan, III

Edward M. Giles resigned as a Company Director in July 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

             Exhibit 3.1 Articles of Incorporation of the Company, as amended (incorporated by reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
             Exhibit 3.2 Bylaws of the Company, as amended (incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001).
             Exhibit 31.1    Rule 13a-14(a) Certification of Chief Executive
                             Officer
             Exhibit 31.2    Rule 13a-14(a) Certification of Chief Financial
                             Officer
             Exhibit 32.1    Section 1350 Certification of Chief Executive
                             Officer
             Exhibit 32.2    Section 1350 Certification of Chief Financial
                             Officer

(b)      Reports on Form 8-K.

         On July 31, 2003, Synthetech, Inc. furnished a report on Form 8-K under
         Item 12 announcing its first quarter fiscal 2004 financial results.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 SYNTHETECH, INC.
                                                   (Registrant)



Date: November 5, 2003                           /s/ M. Sreenivasan
                                                 -------------------------------
                                                 M. Sreenivasan
                                                 President & C.E.O.



Date: November 5, 2003                           /s/ Gary A. Weber
                                                 -------------------------------
                                                 Gary A. Weber
                                                 Vice President Finance &
                                                 Chief Financial Officer