Form 10-Q
period 2003-12-31
SYNTHETECH INC
filed 2004-02-03
CIK 749290

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                       OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to__________


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

CLASS: COMMON STOCK, $0.001 PAR VALUE
SHARES OUTSTANDING AS OF JANUARY 31, 2004: 14,367,279

================================================================================

                                 SYNTHETECH, INC


                                      INDEX


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

        Item 1.    Condensed Financial Statements

                   Balance Sheets                                             3
                   Statements of Operations                                   5
                   Statements of Cash Flows                                   6
                   Notes to Unaudited Condensed Financial Statements          7

        Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                      14

        Item 3.    Quantitative and Qualitative Disclosure about Market
                    Risk                                                     22

        Item 4.    Controls and Procedures                                   22

PART II. OTHER INFORMATION

        Item 6.    Exhibits and Reports on Form 8-K                          24


        Signatures                                                           25

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                SYNTHETECH, INC.

                                 BALANCE SHEETS
                                   (unaudited)


                                                   DECEMBER 31,       MARCH 31,
                                                       2003             2003
                                                   ------------     ------------
         ASSETS

Current Assets:
    Cash and cash equivalents                      $  3,866,000     $  5,965,000
    Accounts receivable, less allowance
      for doubtful accounts of $15,000
      for both periods                                  745,000          966,000
    Inventories, net                                  4,322,000        4,032,000
    Prepaid expenses                                    622,000          450,000
    Deferred income taxes                               403,000          403,000
                                                   ------------     ------------

         Total Current Assets                         9,958,000       11,816,000



Property, Plant and Equipment, net                   11,993,000       12,452,000
                                                   ------------     ------------

         Total Assets                              $ 21,951,000     $ 24,268,000
                                                   ============     ============




                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONDENSED FINANCIAL STATEMENTS.

                                SYNTHETECH, INC.


                                 BALANCE SHEETS
                                   (continued)
                                   (unaudited)


                                                      DECEMBER 31,        MARCH 31,
                                                          2003              2003
                                                      ------------      ------------
Liabilities and Shareholders' Equity

Current Liabilities:
    Current portion of long term obligations          $     23,000      $     22,000
    Accounts payable                                     1,110,000           754,000
    Accrued compensation                                   127,000           122,000
    Income taxes payable                                   180,000           180,000
    Other accrued liabilities                               25,000            67,000
                                                      ------------      ------------
         Total Current Liabilities                       1,465,000         1,145,000

Deferred income taxes                                      473,000           473,000
Long term obligations, net of current portion               58,000            75,000
Other long term liabilities                                 45,000            23,000
                                                      ------------      ------------

         Total Liabilities                               2,041,000         1,716,000
                                                      ------------      ------------

Shareholders' Equity:
    Common stock, $.001 par value; authorized
      100,000,000 shares; issued and outstanding,
      14,367,000 and 14,339,000 shares                      14,000            14,000
    Paid-in capital                                      8,993,000         8,991,000
    Deferred  compensation                                 (31,000)          (58,000)
    Retained earnings                                   10,934,000        13,605,000
                                                      ------------      ------------

         Total Shareholders' Equity                     19,910,000        22,552,000
                                                      ------------      ------------

Total Liabilities and Shareholders' Equity            $ 21,951,000      $ 24,268,000
                                                      ============      ============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONDENSED FINANCIAL STATEMENTS.

                                SYNTHETECH, INC.

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                           DECEMBER 31,                        DECEMBER 31,
                                                  ------------------------------      ------------------------------
                                                      2003              2002              2003              2002
                                                  ------------      ------------      ------------      ------------

Revenue                                           $  2,914,000      $  3,991,000      $  6,530,000      $  8,867,000

Cost of revenue                                      2,612,000         2,001,000         7,309,000         6,995,000
                                                  ------------      ------------      ------------      ------------

Gross income (loss)                                    302,000         1,990,000          (779,000)        1,872,000

Research and development                               167,000           207,000           539,000           524,000

Selling, general and administrative                    489,000           444,000         1,373,000         1,464,000
                                                  ------------      ------------      ------------      ------------

Total operating expense                                656,000           651,000         1,912,000         1,988,000
                                                  ------------      ------------      ------------      ------------

Operating income (loss)                               (354,000)        1,339,000        (2,691,000)         (116,000)

Interest income                                          6,000            15,000            26,000            49,000

Interest expense                                        (2,000)           (3,000)           (6,000)           (7,000)
                                                  ------------      ------------      ------------      ------------


Income (loss) before income taxes                     (350,000)        1,351,000        (2,671,000)          (74,000)


Provision (benefit) for income taxes                        --           513,000                --           (28,000)
                                                  ------------      ------------      ------------      ------------

Net income (loss)                                 $   (350,000)     $    838,000      $ (2,671,000)     $    (46,000)
                                                  ============      ============      ============      ============

Net income (loss) per common share:
    Basic and diluted income (loss) per share     $      (0.02)     $       0.06      $      (0.19)     $      (0.00)
                                                  ============      ============      ============      ============

Weighted average shares outstanding:
    Basic                                           14,364,000        14,322,000        14,345,000        14,315,000
                                                  ============      ============      ============      ============

    Diluted                                         14,364,000        14,350,000        14,345,000        14,315,000
                                                  ============      ============      ============      ============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONDENSED FINANCIAL STATEMENTS.

                                SYNTHETECH, INC.

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


For The Nine Month Period Ended December 31,                            2003              2002
--------------------------------------------                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (2,671,000)     $    (46,000)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization expense                                806,000           776,000
    Loss on retirement of equipment                                        9,000           114,000
    Amortization of deferred compensation                                 12,000            19,000

    (Increase) decrease in assets:
       Accounts receivable, net                                          221,000         1,006,000
       Inventories, net                                                 (290,000)          368,000
       Income tax receivable                                                  --           (31,000)
       Prepaid expenses                                                 (172,000)         (183,000)

    Increase (decrease) in liabilities:
       Accounts payable                                                  356,000            73,000
       Accrued compensation                                                5,000            25,000
       Other accrued liabilities                                         (42,000)           40,000
       Other long term liabilities                                        22,000            15,000
       Deferred revenue                                                       --            21,000
                                                                    ------------      ------------
          Net cash provided by (used in) operating activities         (1,744,000)        2,197,000
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Property, plant and equipment purchases                             (356,000)       (1,090,000)
                                                                    ------------      ------------
          Net cash used in investing activities                         (356,000)       (1,090,000)
                                                                    ------------      ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under long-term debt obligations                  (16,000)          (15,000)
    Proceeds from stock purchases                                         17,000            19,000
                                                                    ------------      ------------
          Net cash provided by financing activities                        1,000             4,000
                                                                    ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (2,099,000)        1,111,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       5,965,000         4,214,000
                                                                    ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  3,866,000      $  5,325,000
                                                                    ============      ============

NON-CASH FINANCING ACTIVITIES:
Forfeiture of stock options issued below fair value                 $     21,000                --
Deferred compensation on stock options granted below fair value     $      6,000      $     23,000




                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                    OF THESE CONDENSED FINANCIAL STATEMENTS.

                                SYNTHETECH, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                (Information as of December 31, 2003 and for the
                       three and nine-month periods ended
                         December 31, 2003 is unaudited)



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

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. The Company suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2003.

The interim period information included in this Form 10-Q reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of the Company's management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.


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

Variable Interest Entities:
---------------------------
In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51." FIN 46 provides guidance on: 1) the identification of entities for which control is achieved through means other than through voting rights, known as "variable interest entities" (VIEs); and 2) which business enterprise is the primary beneficiary and when it should consolidate the VIE. This new model for consolidation applies to entities: 1) whose equity investors, if any, do not have a controlling financial interest; or 2) whose equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Certain disclosures are effective immediately. In December 2003, the FASB modified FIN 46 (FIN 46R) to clarify some requirements, and ease some implementation problems. The Company must apply the new requirements by the end of the first reporting period beginning after December 15, 2003, but at a minimum apply the unmodified provisions of the Interpretation to entities that were considered "special-purpose entities" in practice and under the FASB literature prior to the issuance of the Interpretation by the end of the first reporting period ending after December 15, 2003. The Company does not have any VIEs and therefore, the adoption of FIN 46 does not have any effect on the Company's financial position or results of operations.

Revenue Recognition:
--------------------
In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables in a sales arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The issuance of SAB 104 has not had any impact on the financial results of the Company.

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

As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company elected to continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock option plan and employee stock purchase plan (ESPP). The Company is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its employee stock option and stock purchase plans. The Company is required by SFAS No. 123 to present, in the Notes to Financial Statements, the pro forma effects on reported net income
(loss) and earnings (loss) per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards outstanding in the second quarter and first nine months of fiscal 2004 and 2003 in accordance with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have changed to the pro forma amounts indicated below:

                                       THREE MONTHS ENDED DECEMBER 31,   NINE MONTHS ENDED DECEMBER 31,
                                        ----------------------------      ----------------------------
                                            2003             2002             2003             2002
                                        -----------      -----------      -----------      -----------
Net income (loss), as reported          $  (350,000)     $   838,000      $(2,671,000)     $   (46,000)

Add: Stock-based employee
compensation expense included in
reported net loss, net of related
tax effects                                   4,000            4,000           12,000           12,000

Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related  tax
effects                                     (43,000)         (33,000)        (118,000)         (99,000)
                                        -----------      -----------      -----------      -----------

Pro forma net income (loss)             $  (389,000)     $   809,000      $(2,777,000)     $  (133,000)
                                        ===========      ===========      ===========      ===========

Net income (loss) per share:
  Basic and Diluted - as reported       $     (0.02)     $      0.06      $     (0.19)     $      0.00
                                        ===========      ===========      ===========      ===========
  Basic and Diluted - pro forma         $     (0.03)     $      0.06      $     (0.19)     $     (0.01)
                                        ===========      ===========      ===========      ===========

Using the Black-Scholes methodology, the total value of options granted during the first nine months of fiscal 2004 and 2003 was $130,000 and $326,000, respectively, which would be amortized to expense on a pro forma basis over the vesting period of the options. No options were granted during the three months ended December 31, 2003 and 2002.

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

                                                NINE MONTHS ENDED
                                                  DECEMBER 31,
                                              ---------------------
                                              2003             2002
                                              ----             ----

STOCK OPTIONS:
Dividend yield                                None             None
Expected volatility                            50%              52%
Risk-free interest rate                       3.50%            3.63%
Expected life (in years)                      7.00             6.88

ESPP:
Dividend yield                                None             None
Expected volatility                            36%              36%
Risk-free interest rate                       0.90%            1.25%
Expected life (in years)                      0.50             0.50

Weighted-Average fair value of
 Options and awards granted:

    At market value                        $   0.70         $   1.15

    Below market value                     $   0.36         $   0.74

    All options granted                    $   0.65         $   1.09



NOTE D. COMPREHENSIVE INCOME OR LOSS

The Company has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive net income or loss was equal to net income or loss for all periods presented.

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

                                       For the Three Months       For the Nine Months
                                        Ended December 31,         Ended December 31,
                                      ----------------------    ----------------------
                                         2003        2002          2003        2002
                                      ----------  ----------    ----------  ----------
Weighted average shares
    outstanding for Basic EPS         14,364,000  14,322,000    14,345,000  14,315,000

Dilutive effect of common stock
    options issuable under treasury
    stock method                              --      28,000            --          --
                                      ----------  ----------    ----------  ----------

Weighted average common and
   common equivalent shares
   outstanding for Diluted EPS        14,364,000  14,350,000    14,345,000  14,315,000
                                      ==========  ==========    ==========  ==========

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

                                       For the Three Months      For the Nine Months
                                        Ended December 31,        Ended December 31,
                                      ----------------------    ----------------------
                                         2003        2002          2003        2002
                                      ----------  ----------    ----------  ----------
Common stock options outstanding       1,109,000   1,020,000     1,109,000   1,102,000
                                      ==========  ==========    ==========  ==========


NOTE F. STATEMENTS OF CASH FLOWS

     Supplemental cash flow disclosures:

                                       For the Three Months      For the Nine Months
            Cash Paid                   Ended December 31,        Ended December 31,
--------------------------------      ----------------------    ----------------------
                                         2003        2002          2003        2002
                                      ----------  ----------    ----------  ----------

Interest                               $  2,000    $  2,000      $  6,000    $  7,000

NOTE G.  INVENTORIES

         The major components of inventories, net of reserves, are as follows:

                                                 December 31,    March 31,
                                                     2003          2003
                                                  ----------    ----------

                  Finished products               $1,761,000    $1,815,000
                  Work in process                  1,237,000       968,000
                  Raw materials                    1,324,000     1,249,000
                                                  ----------    ----------
                                                  $4,322,000    $4,032,000
                                                  ==========    ==========



NOTE H.  PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of the following:

                                                  December 31,    March 31,
                                                      2003          2003
                                                  -----------   -----------

                  Land                            $   241,000   $   241,000
                  Buildings                         6,839,000     6,793,000
                  Machinery and equipment          14,581,000    15,135,000
                  Laboratory equipment              1,005,000       938,000
                  Furniture and fixtures              363,000       423,000
                  Vehicles                            149,000       149,000
                  Construction in Progress                 --       132,000
                                                  -----------   -----------
                                                   23,178,000    23,811,000
                  Less:
                  Accumulated depreciation         11,185,000    11,359,000
                                                  -----------   -----------
                                                  $11,993,000   $12,452,000
                                                  ===========   ===========

NOTE I.  SHARE REPURCHASE PROGRAM

                  On March 20, 2003 the Board of Directors approved a share repurchase program and authorized the purchase of up to 500,000 shares of the Company's common stock in the open market over the succeeding year. No shares were repurchased during the first nine months of fiscal 2004.


NOTE J.  LINE OF CREDIT

                  During the third quarter of fiscal 2004, the Company entered into a line of credit facility with a bank that provides for borrowings of up to $1 million. Interest is payable at prime with an annual facility fee of 0.5 percent. The agreement is collateralized by cash and cash equivalents, accounts receivable, inventories and equipment. The agreement requires the Company to maintain various financial and other covenants. As of December 31, 2003, the Company has no borrowings outstanding under the credit agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS


Overview
--------
Synthetech is currently supporting a wide variety of peptide- and small-molecule based projects for major pharmaceutical and other companies. The Company supplies an intermediate product that the customer further processes to its final form. Most customer projects are in the early phases of development and testing and do not represent large-scale projects for Synthetech.

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.


                             PERCENTAGE OF REVENUES
--------------------------------------------------------------------------------

                                     For the Three Months   For the Nine Months
                                      Ended December 31,     Ended December 31,
                                      ------------------     ------------------
                                       2003        2002       2003        2002
                                      ------      ------     ------      ------

Revenue                               100.0%      100.0%     100.0%      100.0%
Cost of revenue                        89.6        50.2     (111.9)       78.9
                                      -----       -----      -----       -----

Gross profit (loss)                    10.4        49.8      (11.9)       21.1

Research and development                5.7         5.2        8.3         5.9
Selling, general and administrative    16.8        11.1       21.0        16.5
                                      -----       -----      -----       -----

Operating expense                      22.5        16.3       29.3        22.4

Operating income (loss)               (12.1)       33.5      (41.2)       (1.3)

Interest income                         0.1         0.4        0.4         0.6
Interest expense                       (0.0)       (0.0)      (0.1)       (0.1)
                                      -----       -----      -----       -----

Income (loss) before income taxes     (12.0)       33.9      (40.9)       (0.8)

Provision (benefit) for income taxes   --          12.9       --          (0.3)
                                      -----       -----      -----       -----

Net income (loss)                     (12.0)%      21.0%     (40.9)%      (0.5)%
                                      =====       =====      =====       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Revenue
-------
Revenue of $2.9 million in the third quarter of fiscal 2004 decreased by $1.1 million, or 27.0%, from revenue of $4.0 million in the third quarter of fiscal 2003. Revenue of $6.5 million in the first nine months of fiscal 2004 decreased by $2.4 million, or 26.4%, from revenue of $8.9 million in the first nine months of fiscal 2003. The Company expects fourth quarter revenue to exceed third quarter revenue for fiscal 2004. Changes in revenue for the specified periods primarily relate to revenue arising from large-scale customer projects.

Revenue from large-scale customer projects was $2.1 million and $4.2 million in the third quarter and first nine months of fiscal 2004, respectively, compared to $3.3 million and $6.9 million in the same periods of fiscal 2003. Large-scale project revenue during the third quarter and first nine months of fiscal 2004 and 2003 included revenue from two ongoing customer projects which involved manufacturing PBB's to support a marketed drug and a drug in clinical trials. The third quarter of fiscal 2004 and the first nine months of fiscal 2004 and 2003 also include PBB shipments to support an established product in the cosmeceutical sector. The Company did not ship product to the cosmeceutical sector during the third quarter of fiscal 2003. A cosmeceutical is a product that makes no therapeutic claims but is intended for topical use by humans.

A major source of large-scale project revenue in the third quarter and first nine months of fiscal 2003 related to a drug that was in phase 2 clinical trials which has subsequently progressed to phase 3 testing. During the fourth quarter of fiscal 2003 the Company experienced a substantial price decline on this project which was the largest customer project in the third quarter and first nine months of fiscal 2003. Fiscal 2004 customer requirements, if any, for this product are dependent on future outcomes of phase 3 clinical trials and timing of the customer's drug development efforts.

In addition to large-scale projects, a significant number of other customer projects contributed to revenue during the first nine months of fiscal 2004 and 2003. While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.

International sales, mainly to Europe, were $399,000 and $1.4 million for the third quarter and first nine months of fiscal 2004, respectively, compared to $567,000 and $1.4 million for the third quarter and first nine months of fiscal 2003, respectively. International sales, like all Company revenues, are subject to significant quarterly fluctuations.

Due to the slower than expected ramp-up of a major customer's newly marketed drug, the customer has reduced the aggregate size of a large-scale order from approximately $4.4 million to approximately $2.2 million, including the cancellation of a $600,000 delivery scheduled for the fourth quarter of fiscal 2004. The customer also has delayed the originally scheduled delivery dates for the remaining $2.2 million of the order to the second half of fiscal 2005. As a result, the Company's large-scale order commitments for fiscal 2005 currently are approximately $3.9 million.

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

Gross income (loss)
-------------------

The gross income for the third quarter of fiscal 2004 was $302,000, or 10% of revenue, compared to gross income of $2.0 million, or 50% of revenue, for the third quarter of fiscal 2003. The gross loss for the first nine months of fiscal 2004 was $779,000 or 12% of revenue, compared to gross income of $1.9 million, or 21% of revenue, for the first nine months of fiscal 2003. Results for the three months ended December 31, 2002 benefited from a product mix with an unusually high gross profit, which the Company would not normally expect to achieve at comparable levels of revenue.

On low sales volume, the Company generated a gross loss during each of the first two quarters of fiscal 2004. Compared to the first two quarters of fiscal 2004, the third quarter benefited from an increased level of revenue and cost reductions which were implemented during the second quarter of fiscal 2004.

The lack of sales volume experienced in the first nine months of fiscal 2004 coupled with unabsorbed manufacturing costs had an unfavorable effect on the Company's gross loss for this period. Compared to the first nine months of fiscal 2004, the comparable period of fiscal 2003 benefited from a higher level of sales with superior margin.

The gross income (loss) for the third quarter and first nine months of fiscal 2004 reflect charges for impaired inventory of $224,000 and $807,000, respectively. This compares to charges for impaired inventory of $136,000 and $1.7 million in the third quarter and first nine months of fiscal 2003, respectively. For fiscal 2004, a large component of the charge for impaired inventory relates to costs incurred in the development of new processes and products. A significant portion of the charges for impaired inventory for the first nine months of fiscal 2003 related to material that failed to meet customer specifications or was associated with the early stages of development and production of products not previously manufactured by the Company. In addition, the Company's charges for impaired inventory in both fiscal 2004 and 2003 include material related to customer projects that have been discontinued or are on hold.

The Company routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes to exceed the selling price for the initial batches of product, which results in an inventory write-off. The international fine chemicals industry, where the Company is a niche participant, has been marked by overcapacity and a resulting downward pressure on pricing. It remains difficult to rework certain materials on a cost effective basis.

Management evaluates the Company's inventory for impairment whenever it becomes aware that indicators of impairment exist. Factors contributing to inventory impairment include, but are not limited to, decreases in selling price; changes in customer specifications; project terminations or holds; variations in material produced by the Company from customer specifications; and production costs materially in excess of current market price. Management writes down the Company's inventories to reflect an estimate for impairment in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future. Write-downs would be reflected as a charge to earnings in the relevant period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cost of revenue includes raw materials consumed, all labor, facility and similar expenses incurred by the Company's manufacturing department during the period, including expenses not directly allocated to manufacturing the products sold during the period, and adjustments to inventory.


Operating Expenses
------------------

Research and development (R&D) expense in the third quarter of fiscal 2004 was $167,000, or 6% of revenue, compared to $207,000, or 5% of revenue, in the third quarter of fiscal 2003. R&D expense in the first nine months of fiscal 2004 was $539,000, or 8% of revenue, compared to $524,000, or 6% of revenue, for the comparable period of fiscal 2003. The decrease in R&D expense for the third quarter of fiscal 2004, compared to the same period in fiscal 2003 is due to the transfer of personnel from the Company's R&D department to its process support department, the net effect of changes in the Company's salary structure between the two periods and a net reduction in other operating expenses.

Selling, general and administrative (SG&A) expense in the third quarter of fiscal 2004 was $489,000, or 17% of revenue, compared to $444,000, or 11% of revenue, in the third quarter of fiscal 2003. SG&A expense in the first nine months of fiscal 2004 was $1.4 million or 21% of revenue, compared to $1.5 million, or 17% of revenue, for the comparable period of fiscal 2003. The increase in SG&A expense in the third quarter of fiscal 2004, compared to the same period in fiscal 2003 was primarily due to an increase in the Company's marketing activities. The decrease in SG&A expense for the first nine months of fiscal 2004, compared to the comparable period of fiscal 2003, is primarily due to one-time costs recorded in the first quarter of fiscal 2003 relating to the retirement of a Company officer, savings related to a temporary vacancy in a senior administrative position, and salary reductions implemented in September 2003, partially offset by an increase in marketing costs.

Operating income (loss)
-----------------------

Operating loss in the third quarter and first nine months of fiscal 2004 was $354,000 and $2.7 million, respectively, compared with operating income in the third quarter of fiscal 2003 of $1.3 million and operating loss in the first nine months of fiscal 2003 of $116,000.

Interest Income
---------------

Interest income in the third quarter and first nine months of fiscal 2004 was $6,000 and $26,000, respectively, compared to $15,000 and $49,000, respectively, in the comparable periods of fiscal 2003. The Company's interest income is primarily derived from earnings on the Company's cash equivalents. The changes in interest income for the periods presented were due to the amount of cash equivalents and the interest rates in effect during the periods. Average rates of interest earned on the Company's cash equivalents during the first nine months of fiscal 2004 were 0.87%, compared to 1.43% during the comparable period of fiscal 2003.

Interest expense
----------------

Interest expense was $2,000 and $6,000, respectively, for the third quarter and first nine months of fiscal 2004 compared to $3,000 and $7,000, respectively, in the comparable period of fiscal 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Benefit for Income Taxes
------------------------

Based on the Company's recent history of losses, its near-term outlook and management's evaluation of available tax planning strategies, the Company has concluded that it is more likely than not the Company may be unable to recognize a deferred tax benefit related to losses incurred during the first nine months of fiscal 2004, continuing for an uncertain period of time. For the third quarter and first nine months of fiscal 2003, the Company recorded a benefit for income taxes at the statutory combined federal and state rate of 38%.


Net Loss
--------

Net loss for the third quarter of fiscal 2004 was $350,000, or 12% of revenue, compared to net income of $838,000, or 21% of revenue, for the third quarter of fiscal 2003. Net loss for the first nine months of fiscal 2004 was $2.7 million, or 41% of revenue, compared to a net loss of $46,000, or 1% of revenue, for the comparable period of fiscal 2003.



CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

The discussion and analysis of Synthetech's financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments. Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. Synthetech believes the following critical accounting policies and the related judgments and estimates affect the preparation of its financial statements.

INVENTORIES
Inventories are valued at the lower of cost or market, determined on the first-in first-out (FIFO) basis. Costs include direct material, direct labor, applicable manufacturing overhead, and other direct costs.

Management evaluates the Company's inventory for impairment whenever it becomes aware that indicators of impairment exist. Factors contributing to inventory impairment include, but are not limited to, decreases in selling price; changes in customer specifications; project terminations or holds; variations in material produced by the Company from customer specifications; production costs materially in excess of current market price. Management reduces the Company's inventories to reflect an estimate for impairment in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Write-downs would be reflected as a charge to earnings in the relevant period.

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

In addition, the useful lives of long-lived assets are an estimate and may change based on the Company's experience with the actual lives. If circumstances related to the Company's estimate of useful lives change, depreciation expense could materially change.

REVENUE RECOGNITION
The Company recognizes revenues including shipping and handling charges billed to customers when the following criteria are met:

     o    Persuasive evidence of an arrangement exists,
     o    Delivery has occurred or services have been rendered,
     o    The Company's price to our customer is fixed or determinable, and
     o    Collectibility is reasonably assured.

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

The size of PBB orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of PBBs for marketed drugs can also provide an opportunity for continuing, longer-term sales. While not subject to the same high cancellation rate faced by discovery and clinical trial-stage drug development programs, the demand for the approved drugs remains subject to many uncertainties, including the drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of the control of the Company, affect the level of demand for the drug itself and, therefore, the demand for PBBs. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes that may not include the Company's PBBs as an intermediate. The international fine chemicals industry, where the Company is a niche participant, has been marked by overcapacity and a resulting downward pressure on pricing. Finally, with longer-term, significant or large-scale orders, the Company expects increased competition to supply these PBBs.

Similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product's "time to market" are reduced.

Due to the foregoing industry factors the Company cannot predict future demand beyond its current order base, and existing orders may be subject to cancellation or delay by customers. Until there is stable demand for its products, the Company is likely to continue to experience significant fluctuations in its periodic results.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, the Company's working capital was $8.5 million. The Company's cash and cash equivalents at December 31, 2003 totaled $3.9 million. Net cash used in operating activities was $1.7 million for the first nine months of fiscal 2004. The principal component of net cash used in operating activities for the nine month period ended December 31, 2003 was the net loss of $2.7 million. Purchases of property, plant and equipment totaled $356,000 related primarily to machinery and equipment and principal payments on long-term debt totaled $16,000 for the first nine months of fiscal 2004. The net decrease in cash and cash equivalents for the first nine months of fiscal 2004 was $2.1 million.

During the third quarter of fiscal 2004, the Company entered into a new $1 million line of credit with a bank. Interest is payable at prime with an annual facility fee of 0.5 percent. The agreement is collateralized by cash and cash equivalents, accounts receivable, inventories and equipment. Financial covenants contained in the agreement require the Company to maintain a quick ratio of 1.5 to 1 and a tangible net worth of $19 million. The Company has no borrowings outstanding under the credit agreement as of December 31, 2003.

Accounts receivable at December 31, 2003, totaled $745,000 compared to $966,000 at March 31, 2003. The change in accounts receivable between the two periods primarily relates to the timing of shipments and related customer payments during the quarter. Inventory totaled $4.3 million at December 31, 2003 compared to $4.0 million at March 31, 2003. The Company has increased its work in process inventory primarily to support future shipments. Accounts payable at December 31, 2003, totaled $1.1 million compared to $754,000 at March 31, 2003. The increase in accounts payable between the two periods relates to the purchase of raw materials to support future shipments.

The Company's capital budget for fiscal 2004 is $600,000. Purchases of property, plant and equipment for the first nine months of fiscal 2004 total $356,000 and are comprised of a variety of projects.

On March 20, 2003, the Company's Board of Directors approved a share repurchase program and authorized the purchase of up to 500,000 shares of the Company's common stock in the open market over the succeeding year. As of December 31, 2003, the Company has not repurchased any of its shares.

The Company believes that its existing cash and cash equivalents, funds generated from future operations and availability under the Company's line of credit will be sufficient to support operations and capital expenditures for the foreseeable future.

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

Substantially all of the Company's purchases and sales are denominated in U.S. dollars and as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should the Company enter into a significant transaction denominated in a foreign currency the Company may enter into a forward exchange contract at that time. The Company was not a party to any forward exchange contracts as of December 31, 2003. With regards to existing Company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on the Company's operating results or cash flows.


ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published financial statements and other disclosures included in the Company's reports under the Securities Exchange Act of 1934. An evaluation was performed under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that material information required to be included in the Company's Exchange Act reports would be made known to management by others within the Company.

There has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2003 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

Forward-Looking Statements
--------------------------
This Report on Form 10-Q includes "forward-looking" information (as defined in
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934), including, without limitation, statements regarding: future performance, growth and operating results of the Company, including projected revenue for the fourth quarter of fiscal 2004 and order commitments for fiscal 2005; results of the Company's cost reduction measures; the adequacy of reserves against potential future impairment of inventory; the sufficiency of existing and anticipated funds to support future operations; the Company's anticipated capital expenditures and financing thereof; and the effect any change in foreign currency exchange rates would have on the Company's operating results. Investors are cautioned that forward-looking statements involve risks and uncertainties, and various factors could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meanings. The risks and uncertainties include, but are not limited to, risks described elsewhere in this report and the following: the uncertain market for our products, potential loss of a significant customer or customers, customer concentration, potential termination or suspension by customers of large-scale projects or cancellation or delays of orders prior to shipment, potential period to period revenue fluctuations, production factors, industry cost factors, competition, government regulation, labor disputes, technological change, and international business risks. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2003, for a further description of risks and uncertainties related to forward-looking statements made by the Company as well as to other aspects of the Company's business. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in the Company's expectations with respect to them or any change in events, conditions or circumstances on which any such statement is based.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits.


     Exhibit 3.1       Articles of Incorporation of the
                       Company, as amended (incorporated by
                       reference to the exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
     Exhibit 3.2       Bylaws of the Company, as amended
                       (incorporated by reference to the exhibits filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                       September 30, 2001).
     Exhibit 10.1      Loan and Security Agreement dated as of
                       December 31, 2003 between Synthetech, Inc.
                       and Silicon Valley Bank
     Exhibit 31.1      Rule 13a-14(a) Certification of Chief Executive Officer
     Exhibit 31.2      Rule 13a-14(a) Certification of Chief Financial Officer
     Exhibit 32.1      Section 1350 Certification of Chief Executive Officer
     Exhibit 32.2      Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K.

     On November 4, 2003, Synthetech, Inc. furnished a report on Form 8-K under
     Item 12 announcing its second quarter fiscal 2004 financial results.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                      SYNTHETECH, INC.
                                                       (Registrant)



Date: February 3, 2004                       /s/ M. Sreenivasan
                                             ---------------------
                                             M. Sreenivasan
                                             President & C.E.O.



Date: February 3, 2004                       /s/ Gary A. Weber
                                             ---------------------
                                             Gary A. Weber
                                             Vice President Finance &
                                             Chief Financial Officer