Form 10-K
period 2004-03-31
SYNTHETECH INC
filed 2004-06-07
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-12992

SYNTHETECH, INC.
(Exact name of registrant as specified in its charter)

OREGON	84-0845771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Industrial Way, Albany, Oregon  97322
(Address of principal executive offices)     (Zip code)

541 967-6575
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, $.001 Par Value
(Title of class)

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ___ NO   X

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($0.97) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (September 30, 2003), was $11,999,000

As of May 28, 2004, there were 14,452,396 shares of the Registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement are incorporated by reference into Part III of this Form 10-K.

Page ii

PART I

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. In particular, statements regarding: future operating results, including anticipated revenue; increasing competition from developing countries; increasing costs for regulatory compliance and quality assurance; financing current and future capital expenditures with cash and cash equivalents; strategy; adequacy of our cash and cash reserves; and costs of complying with governmental regulation are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause actual results to differ significantly from management’s expectations are described in the section entitled “Factors Affecting Future Results.” That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. Synthetech undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that Synthetech files from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

General

Synthetech, Inc., an Oregon corporation originally organized in Colorado in 1981, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, and proprietary custom chiral intermediates primarily for the pharmaceutical and cosmeceutical industries. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic small molecule drugs at every stage of a customer’s clinical development pipeline. Synthetech’s domestic and international customer base includes major pharmaceutical and emerging biopharmaceutical companies, as well as contract drug synthesis firms. Synthetech also supplies catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms. Our integrated “grams to tons” production capabilities allows us to be involved with our customers from the early phases of pharmaceutical discovery and clinical development through approval, market launch and commercialization.

Synthetech’s products are used in peptide, peptidomimetic small molecule and other drugs under development or on the market for the treatment of AIDS, cancer, cardiovascular and other diseases. Synthetech also manufactures products for use in cosmeceuticals, a cosmetic product that makes no therapeutic claims, but because it is intended for human use, it is regulated by the Food and Drug Administration (“FDA”) for safety.

Market Overview

The demand for Synthetech’s products is driven by the market for the peptide, peptidomimetic small molecule and other drugs into which they are incorporated. Peptide drugs are chains of generally three to 50 amino acids and retain their peptide structure after completion of drug manufacturing. Since naturally occurring peptides in the human body regulate many of its complex biochemical systems, researchers have been investigating peptide drug candidates to determine their ability to regulate these systems to either promote health or hinder disease. With structures and characteristics similar to the body’s own peptides and enzymes, peptide drugs generally are quite potent. Peptide drugs are generally administered through intravenous or other non-oral delivery paths. During clinical trials, customer orders in support of their drug candidates are typically multi-kilogram (“multi-kilo”) in size. At the marketed drug stage, orders for our products for these drugs can reach the tens of kilograms (“kilos”) to hundreds of kilos size.

Researchers have also been investigating combining one or more amino acids with other chemicals that are not amino acids to create drug candidates. These drug candidates are commonly referred to as peptidomimetic small molecule drugs because they exhibit peptide-like qualities in a smaller molecule that is not a defined sequence of amino acids. Peptidomimetic small molecule drugs typically are less potent than peptide drugs and can often be administered orally. During clinical trials, customer orders in support of their drug candidates can be in the hundreds of kilos to low tons size. At the marketed drug stage, orders for these drugs can reach the tons to tens of tons size.

The size of the peptide and peptidomimetic small molecule drug market is a function of the number of these drugs that are initially screened for therapeutic attributes, progress down the clinical trial path toward regulatory approval and, ultimately, the number of drugs that are approved and marketed. The market size for any individual approved drug is affected by many factors, some of which include size of the patient population addressed, efficacy level, level and frequency of side effects, method of drug delivery, cost and competing drugs. The size of the market for peptide, peptidomimetic small molecule and other drugs is also a function of the quantities and availability of components necessary to produce these drugs.

Dynamics similar to those affecting the more traditional drug development process affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product’s “time to market” is reduced. Because cosmeceutical products make no therapeutic claims, the more extensive and time-consuming clinical trials to establish efficacy are not required.

Strategy

Synthetech’s strategy is to emphasize a commitment to its customers from the early phases of discovery through clinical development to a marketed product. Synthetech’s research and development, and production facilities are designed to support small-scale development stage customer projects which may only require grams of material to large-scale customer orders with multi-ton requirements. Synthetech’s facilities have the capacity and flexibility to process a variety of customer projects simultaneously.

Product Overview

Synthetech’s primary products are amino acids that have been chemically modified through organic chemistry and biocatalysis techniques to enable them to link with other amino acids or chemicals in a particular defined sequence. The resulting intermediate products are used as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs, and for the cosmeceutical product. The amino acids that are transformed into intermediate products may be either natural amino acids (that is, amino acids that occur in nature, including their chiral or “mirror image” form) or synthetic amino acids (that is, amino acids that have a side chain that does not occur in nature). Synthetech refers to synthetic amino acids as “specialty amino acids.”

Since 1987, Synthetech has produced a wide range of natural amino acid based products. We have also developed and manufactured a large number of specialty amino acids. We use a wide array of raw materials to produce our products. These materials generally are in adequate supply from multiple suppliers.

Synthetech has developed and scaled up process technology that allows us to produce products in a “grams to tons” scale. We continue to produce most bulk orders on an as-ordered basis. We also maintain small inventory quantities of many items, permitting immediate deliveries.

Synthetech’s order backlog was $4.6 million at March 31, 2004 and 2003.

Segment and Geographic Information

See Note K to the attached financial statements.

Marketing

We market our products and capabilities through attendance at trade shows, listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and through our computer website. In addition, we maintain ongoing direct relationships with major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and other firms that we believe have a need for our products. Synthetech typically sells its products directly to its customers, although we use independent sales representatives for some European sales in Switzerland and France, and have usually sold products to Japanese customers through chemical trading firms.

Customers

Although Synthetech has customers in various countries, we expect that a few customers will continue to account for a significant portion of revenue each year. During fiscal 2004, the top ten customers accounted for approximately 86% of our revenue. Of these ten customers, three were major pharmaceutical companies, six were contract drug synthesis companies, and one was a cosmeceutical company. In fiscal 2004, two customers each accounted for approximately 25% of our revenue — F. Hoffman-La Roche, Ltd. and Schering-Plough Corporation.

For fiscal 2004, 2003 and 2002, sales to international customers were $2.6 million, $1.9 million and $1.4 million, respectively, accounting for approximately 25%, 17% and 13% of Synthetech’s total revenue. Our international sales were principally to Europe.

Competition

Because peptide and peptidomimetic small molecule drugs are relatively new, the market in the past for Synthetech’s products has been quite small, with sales typically in the hundreds of kilos or smaller size. As a result, the market for our products has not attracted a significant amount of direct competition. As the market has continued to grow with larger order sizes becoming more prevalent, the competition in our market sector has intensified.

Current competition in multi-kilo quantities of natural amino acid based products comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural amino acid based products have begun to attract a wider group of domestic and international chemical companies. In the area of specialty amino acids, Synthetech faces competition for certain products at the multi-kilo scale from fine chemical producers in Europe, Japan and the United States. Competition from companies in developing countries, such as India, China and Korea, is also starting to emerge and management believes that this source of competition will increase. Additionally, there is some competition from internal production departments of pharmaceutical companies. Competition also increases for supplying products for drug development programs that reach late clinical trials and move into approved status as a result of the increased quantities typically required at these stages and pharmaceutical company requirements to have available second sources of material. Many of our competitors have significantly greater technical, financial, selling and other resources than we do.

The principal methods of competition in the market for Synthetech’s products and other fine chemicals are price, quality, customer service and delivery responsiveness. We believe that Synthetech competes effectively in each of these areas. We also believe that our production of a wide range of products and quantities gives us a competitive advantage in the marketplace. In addition, we believe that pharmaceutical companies generally view internal production of primary products as a misallocation of resources and, given a reliable source of a competitively-priced, quality product, would rather obtain them from an outside supplier.

Research and Development

Synthetech’s Research and Development (R&D) Department is composed of seven degreed chemists, of whom four have advanced degrees in chemistry. During fiscal 2004, two chemists were transferred from the R&D Group to our Process Support Department. Our R&D efforts focus on process development to support Synthetech’s product lines. In addition, the group explores alternative scaleable routes for production, especially for our specialty amino acids. Synthetech has expanded its research staff in both fiscal 2003 and 2002 to place additional emphasis on developing novel technologies to seek to address identifiable market trends and business opportunities.

During fiscal 2004, 2003 and 2002, Synthetech’s research and development expenses were $719,000, $765,000, and $651,000, respectively. We estimate that our combined R&D effort (including effort directly associated with the sale of product) was approximately $869,000, $856,000, and $706,000 during fiscal 2004, 2003 and 2002, respectively.

Employees

As of May 28, 2004, Synthetech employed 58 individuals.

Regulatory Matters

Because Synthetech’s products are intermediates sold to drug manufacturers, we generally have been unaffected directly by FDA regulation which is directed at the drug manufacturers. Our customers do, however, typically conduct periodic reviews and audits of our operations, including our inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. Because some customers have begun to request Synthetech to manufacture and supply products with additional processing that complies with the FDA’s Good Manufacturing Practice guidelines, we expect these programs to include more extensive quality assurance systems and documentation. We anticipate that the expenses of implementing these programs will increase.

Synthetech’s business is also subject to substantial regulation in the areas of safety, environmental control and hazardous waste management. Although we believe that we are in material compliance with these laws, rules and regulations, the failure to comply with present or future regulations could result in fines being imposed on Synthetech, suspension of production or cessation of operations. As additional and more extensive regulations are being added in these areas at the federal, state and local levels, the compliance costs likely will continue to increase. The operation of a fine chemical manufacturing plant involves a risk of environmental damage or personal injury due to the potentially harmful substances used. There can be no assurance that material costs and liabilities will not be incurred in the future because of an accident or other event resulting in personal injury or an unauthorized release of such substances to the environment. Synthetech also generates hazardous and other wastes that are disposed of at various off-site facilities. Synthetech may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities due to releases of such substances into the environment.

Expenditures for capital equipment related to maintaining compliance with government regulatory matters were insignificant in fiscal 2004 and are anticipated to be insignificant in fiscal 2005.

Synthetech maintains property damage insurance, liability insurance, environmental risk insurance, and product liability insurance. However, coverage may be inadequate to cover potential environmental liabilities.

Product Liability

Use of Synthetech’s products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of such products involves a risk of product liability. Claims for product liability may be asserted against Synthetech. Synthetech may not be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business or financial condition of Synthetech. Synthetech maintains product liability insurance with a $1 million limit per occurrence and a $2 million aggregate limit. Synthetech also maintains an umbrella liability insurance policy with an additional $9 million of coverage, which may be inadequate to cover our liabilities.

Company Background

Synthetech was formed in 1981 to develop novel chemical process technology by combining classical organic chemistry with enzyme-based biocatalysis. For the first several years, we operated mainly as a research and development group focused on process development of pharmaceuticals and other fine chemicals. After our initial public offering in 1984, our research efforts were concentrated on the development of a proprietary process for aspartame and L-phenylalanine. We discontinued marketing this technology in 1991.

Throughout our development during the 1980s, Synthetech also offered contract research services. These research services were typically provided to pharmaceutical clients and generally involved the development of biocatalytic processes (that is, chemical processes which are affected by the use of enzymes or micro-organisms). Since fiscal 1990, Synthetech phased out contract research services. By the end of the 1980s, Synthetech, building on prior experience, began to focus on the production of amino acid based products and other fine chemicals for customers. With the successful completion of large-scale orders, we have demonstrated our capability as a full-cycle “grams to tons” producer.

Factors Affecting Future Results

Readers should carefully consider the following factors that may affect Synthetech’s business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones Synthetech faces. Additional risks and uncertainties not presently known to Synthetech or that Synthetech currently deems immaterial also may impair its business operations. If any of the following risks actually occur, Synthetech’s business, financial condition and operating results could be materially adversely affected.

        Uncertain Market for Products and Potential Quarterly Revenue Fluctuations. Historically, Synthetech has experienced substantial period-to-period revenue fluctuations reflecting the industry environment in which Synthetech has operated. The market for our products is driven by the market for synthetically manufactured peptide, peptidomimetic small molecule and other drugs and cosmeceuticals into which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. Synthetech has no control over the pace of peptide, peptidomimetic small molecule and other drug development, which drugs get selected for clinical trials, which drugs are approved by the FDA, and, even if approved, the ultimate potential of such drugs. Recurring sales of Synthetech’s products for discovery or clinical trial stage development programs are sporadic at best. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or “follow-on” sales for any particular drug development program. Accordingly, the level of purchasing by our customers for specific drug development programs varies substantially from year to year and we cannot rely on any one customer or project as a constant source of revenue.

Sales of Synthetech’s products for marketed drugs provide an opportunity for continuing longer-term sales and the size of the customer orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for the approved drugs remains subject to many uncertainties, including the size of the patient population addressed, efficacy level, drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of Synthetech’s control, will affect the level of demand for the drug itself and, therefore, the demand for our products. Since our revenue is composed of sales in all three drug development stages, and since even sales for marketed drugs are subject to cancellation or reduction, Synthetech is likely to continue to experience significant fluctuations in its periodic results. We face similar challenges in any sales in the cosmeceutical market.

        Customer Concentration. A few Synthetech customers and their large-scale projects historically have accounted for the large majority of our revenue each year. We expect that this dependence will continue. During fiscal 2004, our top ten customers accounted for approximately 86% of our revenue. In fiscal 2004, two customers each accounted for approximately 25% of our revenue — F. Hoffman-La Roche, Ltd. and Schering-Plough Corporation. The loss of any key customer or the loss or termination of any large-scale project could significantly harm our operating results, financial condition and business.

        Downward Price Pressure. As successful customer projects develop into larger volume orders, either during late-stage clinical trials, product pre-launch or for marketed products, Synthetech’s per unit price may decline. Additionally, the international fine chemicals industry, in which Synthetech is a niche participant, has been marked by overcapacity, resulting in downward pressure on pricing. Downward price pressure and resulting price declines could significantly decrease our gross margin if not offset by a substantial increase in customer requirements.

        Financial Flexibility. Challenges exist in the fine chemicals manufacturing industry in terms of sparse pharmaceutical development pipelines, a surplus of worldwide fine chemicals capacity and increasing competitive pressures from emerging economies. These and other factors have adversely affected our recent operating results and contributed to our negative cash flow for fiscal 2004. A sustained period of difficult market conditions and resulting unfavorable operating results could impair our ability to continue operations in their present form. Unanticipated expenses or strategic opportunities could require additional public or private financing, including equity financing or other arrangements. Any required financing may not be available when needed or on acceptable terms. If we were to raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders would be diluted, and these securities might have rights superior to those of our common stock.

        Key Personnel. Synthetech’s success depends largely on its President and CEO, its Vice President of Finance and CFO, its Vice President of Operations, its Directors of Business Development, its Technical Director and other key employees. Synthetech does not have key-man life insurance on any of these employees. If one or more of these key employees were to resign, the loss could result in delays to production, loss of sales and diversion of management resources. Synthetech’s success also depends on its ability to attract and retain qualified, experienced employees. There is substantial competition for experienced technical, sales and marketing personnel in the industry. If Synthetech is unable to retain its existing personnel, or attract and retain additional qualified personnel, it may from time to time experience inadequate levels of staffing which could have a material adverse effect on Synthetech. Our growth could be limited due to our lack of capacity to produce and market products to customers or we could experience a deterioration in customer service or decreased customer satisfaction.

        Competition. In the past, Synthetech has not had a significant amount of direct competition for discovery and clinical trial stage drug development projects. We believe that this resulted from peptide and peptidomimetic small molecule drugs, particularly those that utilize synthetic amino acids, being relatively new and the market for these types of products being relatively small. As the market has continued to grow with multi-ton order sizes becoming more prevalent, the competition in our market sector has intensified. Current competition in the multi-kilo or smaller quantities of natural amino acid based products comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural amino acid based products have begun to attract a wider group of domestic and international chemical companies. In the area of synthetic amino acid based products, we face competition on a selective product basis from fine chemical producers in Europe and Japan. Competition from companies in developing countries, such as India, China and Korea, is also starting to emerge and management believes that this source of competition will increase. Competitors with operations based in developing countries may benefit from a lower cost structure than similar operations based in developed countries such as the United States.

        Competition has also increased for supplying Synthetech’s products for drug development programs that reach late clinical trials and move into an approved status as a result of increased quantities typically required at these stages and pharmaceutical company requirements to have second sources of material available. Our competitors have technical, financial, selling and other resources available to them that are significantly greater than those available to us.

        Risks of Technological Change. The market for Synthetech’s products is characterized by rapid changes in both product and process technologies. Our future operating results will depend upon our ability to improve and market our existing products and to successfully develop, manufacture and market new products. We may not be able to continue to improve and market our existing products or develop and market new products and technological developments could cause our products and technology to become obsolete or noncompetitive.

        Industry Cost Factors. The market for Synthetech’s products used by pharmaceutical companies depends on the market for pharmaceutical products. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government controls. In addition, in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third party payers such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. Peptide and peptidomimetic small molecule drugs may not be considered cost effective, and reimbursement may not be available or sufficient to allow these drugs to be sold on a profitable basis. In addition, as cost pressures in the pharmaceutical industry have tightened, the cancellation rate for drug development programs has increased. Industry cost pressures can also cause pharmaceutical companies to investigate alternative drug manufacturing processes that may not include Synthetech’s products.

        Production Factors. Synthetech has a full cycle “grams to tons” production capability and has made over 400 products. With over 15 years of experience, Synthetech has developed extensive peptide and peptidomimetic small molecule process technology. Nevertheless, initial batches of new products and scaling up production of existing products may result in significantly lower than expected yields or may require substantial rework to meet the required specification. Production of new products may even result in total write-offs. Any write-offs reduce our gross margin.

        Regulatory Matters. Synthetech is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals. Although Synthetech believes that it is in material compliance with these laws, rules and regulations, the failure to comply with present or future regulations could result in fines being imposed on Synthetech, suspension of production or cessation of operations. Third parties may also have the right to sue to enforce compliance. Moreover, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies thereunder could require us to make significant capital expenditures. The operation of a chemical manufacturing plant entails the inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and there can be no assurance that we will not incur material costs and liabilities in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances to the environment. In addition, Synthetech generates hazardous materials and other wastes that are disposed at various offsite facilities. Synthetech may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities in the event of a release of hazardous substances by such facilities into the environment. Although, we have obtained environmental risk insurance, it may be inadequate to cover Synthetech’s potential environmental liabilities.

        Potential Regulation. The various products we produce are intermediate ingredients that are then processed by our customers, and are therefore currently not subject directly to the requirements of the FDA. Our customers do, however, typically conduct periodic reviews and audits of our operations, including our inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. As some customers have begun to request that we manufacture and supply products with additional processing, we believe that these programs will often become more extensive. Accordingly, we expect our compliance documentation efforts will continue to increase and anticipate that the expenses of implementing such programs will increase in the future. In the future, Synthetech may not be able to comply with the applicable documentation or such documentation may require substantial incremental expense for additional labor and capital.

        Risks of International Business. Sales to customers outside the United States accounted for approximately 25% of our net sales during fiscal 2004 and 17% and 13% for fiscal 2003 and 2002, respectively. We expect that international sales will continue to account for a significant percentage of net sales. Our business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence our ability to sell our products in international markets. In addition, Synthetech’s sale of its products is subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports into other countries in which our products may be sold. We are also subject to similar risks with respect to the importation of raw materials from foreign countries. Changes in these regulations could increase costs or prevent us from accessing materials necessary for our products.

        Manufacturing Capacity. As a manufacturer, Synthetech will continually face risks regarding the availability and costs of raw materials and labor, the potential need for additional capital equipment, increased maintenance costs, plant and equipment obsolescence and quality control. We have constructed additional manufacturing and related facilities on our site in Albany, Oregon. Nevertheless, existing facilities may not have sufficient capacity to meet the future demand for our products. Synthetech utilizes a single facility. A disruption in our production or distribution or damage or destruction of our facility could have a material adverse effect on our financial results and business. Conversely, we may not have sufficient demand to utilize the additional capacity, which could also have a material adverse effect on our financial results.

        Product Liability. Use of Synthetech’s products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of such products involves an inherent risk of product liability. Claims for product liability could be asserted against us and we may not be able to successfully defend any claim that may be asserted. Even if Synthetech is successful, the costs of defense could materially affect our business. A product liability claim could have a material adverse effect on our business or financial condition. We have purchased product liability insurance with a $1 million limit per occurrence and a $2 million aggregate limit. Also, Synthetech maintains an umbrella liability insurance policy with an additional $9 million of coverage, which may be inadequate to cover its potential liabilities.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the executive officers and key employees of Synthetech:

Name	Age	Position

M. "Sreeni" Sreenivasan	55	President, Chief Executive Officer and Director

Gary A. Weber	46	Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer

Joel D. Melka	49	Vice President of Operations

Dr. Joseph Murphy	57	Director of Business Development

Dr. Claude Colin	54	Director of Business Development for Europe

Dr. Michael C. Standen	43	Technical Director

M. “Sreeni” Sreenivasan. Mr. Sreenivasan has served as a Synthetech director since 1995. He has served as President and Chief Executive Officer since 1995 and served as Chief Operating Officer from 1990 through 1995. From 1988 to 1990 he was Executive Vice President and General Manager and from 1987 to 1988 he was Director of Manufacturing. Previously, he worked for Ruetgers-Nease Chemical Co., a manufacturer of bulk pharmaceuticals and other fine chemicals, for 13 years in various technical and manufacturing management capacities, including seven years as Plant Manager of their Augusta, Georgia plant. Mr. Sreenivasan holds a B.Tech. in chemical Engineering from the Indian Institute of Technology, Madras, an M.S. in Chemical Engineering from Bucknell University and an M.B.A. from Pennsylvania State University.

Gary A. Weber. Mr. Weber joined Synthetech as Vice President of Finance and Administration in June 2002. In July 2002, Synthetech’s Board of Directors appointed Mr. Weber to the additional positions of Chief Financial Officer, Treasurer and Secretary. From 1998 until March 2002, Mr. Weber was Vice President of Finance for Wah Chang and Oremet-Wah Chang, a division of Allegheny Technologies Incorporated that manufactures specialty metals and chemicals. From 1994 to 1998 Mr. Weber was Controller for Oregon Metallurgical Corporation a manufacturer of titanium products. From 1981 to 1994 Mr. Weber held various positions of increasing responsibility for Coopers & Lybrand, a predecessor firm of PriceWaterhouseCoopers. Mr. Weber holds a B.S. degree in Accounting from the University of Oregon.

Joel D. Melka. In May 2002, Mr. Melka was named Vice President of Operations. He joined Synthetech as Director of Manufacturing in February 1999. From 1988 to 1999 Mr. Melka first held the position of plant manager and then the position of Director of Manufacturing at ChemDesign Inc., a custom chemical manufacturer. From 1984 to 1988, Mr. Melka worked for Polaroid Corporation in various manufacturing positions. Prior to 1984, he spent five years as an officer in the U.S. Navy nuclear submarine service. Mr. Melka holds an M.Sc. degree in Chemistry from the University of British Columbia and a B.S. in Chemistry from Michigan Technological University.

Dr. Joseph Murphy. Dr. Murphy joined Synthetech in August 2003 as Director of Business Development. Prior to joining Synthetech, Dr. Murphy performed consulting work (2002 to 2003) and held senior business development and product manager positions with the following fine chemicals companies: Cambridge-Major Laboratories (Director of Business Development, 2001 to 2003), Degussa Corporation (Business Development Manager, 1999 to 2001), Fisher Scientific (Senior Product Manager, 1994 to 1999), and Eastman Fine Chemicals (Chemical Products Manager, 1991 to 1994). Between 1984 and 1991, Dr.

Murphy was the R&D Manager and a business development associate for Schweizerhall, Inc., a fine chemicals company in South Plainfield, New Jersey specializing in amino acid and peptide intermediates. During 1983 and 1984, Dr. Murphy conducted peptide research at The Rockefeller University, under the direction of R. B. Merrifield (a 1984 Nobel laureate). Dr. Murphy holds a B.S. degree and Ph.D. degree in Chemistry from the University of Toronto.

Dr. Claude Colin. Dr. Colin joined Synthetech in February 2004 as Director of Business Development for Europe. Dr. Colin has more than 20 years of experience in activities related to chemical, pharmaceutical and biotech industries. From 1999 to 2003 Dr. Colin was with Girindus SA, a supplier of small molecule pharmaceutical active ingredients. Dr. Colin held positions of increasing responsibility with Girindus, progressing to the position of Senior Vice President, Global Business Development. Between 1983 to 1998 Dr. Colin held positions of increasing responsibility with UCB-Bioproducts SA, Belgium, a supplier of active pharmaceutical ingredients, progressing to the position of Manager of Commercial Operations for Peptides. Dr. Colin holds his Ph.D in Sciences, Chemistry, from the University of Louvain-la-Neuve, magna cum laude.

Dr. Michael C. Standen. Dr. Standen joined Synthetech in March 2001 as a senior process development scientist and was named Technical Director in March 2003. From 1989 to 2001 Dr. Standen worked as a chemical process development scientist with Zeneca Agrochemicals, a global manufacturer of crop protection products. Prior to 1989, Dr. Standen spent 18 months as a post doctoral researcher in fluorocarbon chemistry at the University of Birmingham in the United Kingdom. From 1985 to 1986 he worked as a postdoctoral Fulbright scholar at the Center for Fast Kinetics Research at the University of Texas at Austin. Dr. Standen holds BSc, MSc and Ph.D degrees in chemistry from the University of Manchester in the United Kingdom.

ITEM 2. PROPERTIES

Synthetech’s headquarters and production facility are located in Albany, Oregon. Synthetech purchased its production facility in 1987. Since then, the site has undergone a number of plant and building expansions. At present, the Company’s operating facilities aggregate 47,700 square feet and are comprised of production, pilot plant, laboratory, warehouse and office space. These facilities include a separate 20,000 square foot production facility. In 2002, Synthetech purchased and added improvements to an office and warehouse facility adjacent to its production facilities. The new building contains approximately 1,700 square feet of office space and approximately 3,000 square feet of warehouse space.

ITEM 3. LEGAL PROCEEDINGS

At March 31, 2004, Synthetech was not involved in any material litigation. From time to time Synthetech may be involved in litigation arising in the normal course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Synthetech did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Synthetech’s common stock trades on the Nasdaq National Market under the symbol “NZYM.” The following table sets forth the range of high and low sales prices for the common stock for the last two fiscal years as reported by Nasdaq.

Fiscal Year Ended March 31,
	2004		2003
	High	Low	High	Low

First Quarter	$ 1.53	$ 1.05	$ 2.45	$ 1.16

Second Quarter	$ 1.50	$ 0.70	$ 1.74	$ 1.15

Third Quarter	$ 1.94	$ 0.91	$ 1.51	$ 0.90

Fourth Quarter	$ 2.98	$ 1.42	$ 1.34	$ 0.91

Synthetech has not paid dividends on its Common Stock since its inception. We do not anticipate that we will pay dividends in the foreseeable future. The number of record holders of Common Stock as of May 28, 2004 was 533.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data was derived from Synthetech’s audited financial statements. The following data should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended March 31,
Synthetech, Inc.	2004	2003	2002	2001	2000
STATEMENTS OF OPERATIONS DATA:	(in thousands, except per share data)

Revenue	$ 10,540	$ 11,289	$ 10,876	$ 7,359	$ 12,132

Gross income (loss)	709	1,884	(55)	71	4,196
Operating income (loss)	(1,882)	(849)	(2,294)	(1,751)	2,544

Net income (loss)	$(1,788)	$ (494)	$(1,351)	$ (841)	$ 1,942

Basic and diluted earnings (loss) per share	$ (0.12)	$ (0.03)	$ (0.09)	$(0.06)	$ 0.14

	March 31,
	2004	2003	2002	2001	2000
BALANCE SHEET DATA:	(in thousands)

Cash and cash equivalents	$ 4,318	$ 5,965	$ 4,214	$ 5,389	$ 6,404
Working capital	9,217	10,671	11,316	11,574	12,300
Total assets	21,987	24,268	24,409	25,995	26,917

Long-term debt	52	75	97	117	135
Retained earnings	11,817	13,605	14,099	15,450	16,291
Shareholders' equity	$20,907	$22,552	$22,985	$24,250	$25,058

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying financial statements and the notes thereto included within this report.

OVERVIEW

Synthetech is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, and proprietary custom chiral intermediates primarily for the pharmaceutical and cosmeceutical industries. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic small molecule drugs at every stage of a customer’s clinical development pipeline. Synthetech’s domestic and international customer base includes major pharmaceutical and emerging biopharmaceutical companies, as well as contract drug synthesis firms. Synthetech also supplies catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms. Our integrated “grams to tons” production capabilities allow us to be involved with our customers from the early phases of pharmaceutical discovery and clinical development through approval, market launch and commercialization.

Synthetech continued to face difficult market conditions in fiscal 2004. Several pharmaceutical companies have been faced with soft late-stage product pipelines and an erosion of their product base as patents lapse on marketed products and these products face competition from generic suppliers. Global pharmaceutical company mergers have resulted in a disruption in customer relationships, the consolidation of development projects and increasing pricing pressures on suppliers. These factors have created an environment marked by overcapacity and resulting competitive pressures. Additionally, low cost suppliers from emerging economies have developed an expanding position in the pharmaceutical supply chain and further increased competition.

Management believes that the new product development sector of the pharmaceutical industry remains active. Synthetech is participating in a variety of early-stage projects, which have traditionally been the source for our future large-scale projects. In addition, we continue to supply products for marketed pharmaceuticals and a marketed cosmeceutical. The progress and timing of development projects and continued success of marketed products remain outside our control.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments. Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements. See also Note B to the Financial Statements.

Allowance for Doubtful Accounts

A customer’s creditworthiness is analyzed by a review of a customer’s payment history and financial stability. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of March 31, 2004 and 2003 was $15,000. For the three years ended March 31, 2004, Synthetech’s provision for credit losses was insignificant. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

Inventories

Inventories are valued at the lower of cost or market, determined on the first-in first-out (FIFO) basis. Costs include direct material, direct labor, applicable manufacturing overhead, and other direct costs.

Management evaluates Synthetech’s inventory for impairment whenever it becomes aware that indicators of impairment exist. Factors contributing to inventory impairment include, but are not limited to decreases in selling price; changes in customer specifications; project terminations or holds; variations in material produced by Synthetech from customer specifications; and production costs materially in excess of current market price. It is our policy to write-down inventories to reflect an estimate for impairment in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, an additional inventory write-down may be required in the future. Write-downs of inventory are reported as a component of cost of revenue in the relevant period.

Long-Lived Asset Impairment

Synthetech monitors the recoverability of the carrying value of its long-lived assets such as property, plant and equipment. An impairment charge is recognized when the expected net undiscounted cash flows from as asset’s use (including any proceeds from disposition) are less than the asset’s carrying value and the asset’s carrying value exceeds its fair value. Changes in the expected use of a long-lived asset, and the financial performance of the long-lived asset, are evaluated as indicators of possible impairment. Future cash flow value may include appraisals for property, plant and equipment, future cash flow estimates from operating the long-lived assets and other operating considerations. Based on this analysis, Synthetech did not recognize an impairment to long-lived assets during the current period.

Revenue Recognition

Synthetech recognizes revenue, including shipping and handling charges billed to customers, when the following criteria are met:

  Persuasive evidence of an arrangement exists,
  Delivery has occurred or services have been rendered,
  Synthetech’s price to our customer is fixed or determinable, and
  Collectibility is reasonably assured.

Shipping and handling costs are classified as part of cost of revenue.

OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue represented by each item included in the Statements of Operations.

Percentage of Revenue

	For the Year Ended March 31,
	2004	2003	2002
Revenue	100.0%	100.0%	100.0%
Cost of revenue	93.3%	83.3%	100.5%

Gross income (loss)	6.7%	16.7%	(0.5%)

Research and development	6.8%	6.8%	6.0%
Selling, general and administrative	17.8%	17.4%	14.6%

Operating expense	24.6%	24.2%	20.6%

Operating loss	(17.9%)	(7.5%)	(21.1%)

Interest income	0.3%	0.5%	1.2%
Interest expense	-	(0.1%)	(0.1%)

Loss before income taxes	(17.6%)	(7.1%)	(20.0%)

Benefit for income taxes	(0.6%)	(2.7%)	(7.6%)

Net loss	(17.0%)	(4.4%)	(12.4%)

Revenue

Synthetech’s revenue was $10.5 million, $11.3 million and $10.9 million in fiscal 2004, 2003 and 2002, respectively. Revenue decreased 7% in fiscal 2004 as compared to fiscal 2003 and increased 4% in fiscal 2003 as compared to fiscal 2002. Changes in revenue for the specified periods primarily relate to revenue from large-scale customer projects.

Revenue from large-scale customer projects was $7.2 million, $8.5 million, and $7.5 million for fiscal 2004, 2003 and 2002, respectively. Large-scale project revenue for fiscal 2004 consisted of four customer projects. Two of the fiscal 2004 large-scale projects support marketed products and were also large-scale projects in both fiscal 2003 and 2002. Of these two projects, one achieved marketing approval in the United States and Europe in the fourth quarter of fiscal 2003 and the other project supports a marketed cosmeceutical, which is a product that makes no therapeutic claims but is intended for topical use by humans. The third large-scale project for fiscal 2004, which was also a large-scale project for 2003, is for a major pharmaceutical company in support of a drug development project in clinical trials. The fourth large-scale project for fiscal 2004 is also in support of a drug development project in clinical trials.

A major source of large-scale project revenue in both fiscal 2003 and fiscal 2002 related to a drug that was in phase 2 clinical trials and subsequently progressed to phase 3 testing. During the fourth quarter of fiscal 2003, Synthetech experienced a substantial price decline on this project, which was our largest large-scale customer project in fiscal 2003. The customer had no requirements for additional material in fiscal 2004. Fiscal 2005 customer requirements, if any, for this product are dependent on future outcomes of phase 3 clinical trials and timing of the customer’s drug development efforts.

In addition to large-scale projects, a significant number of other customer projects contributed to our revenue during fiscal 2004, 2003 and 2002. While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.

International revenue, mainly from Europe, was $2.6 million, $1.9 million and $1.4 million for fiscal 2004, 2003 and 2002, respectively. International sales, like all of our revenue, are subject to significant period to period fluctuations.

Synthetech estimates that in fiscal 2004, approximately 52% of product sales went into drugs in clinical trials, approximately 44% went into marketed drugs and the cosmeceutical and approximately 4% went into drugs at the R&D or discovery stage. We estimate that in fiscal 2003, approximately 63% of product sales went into drugs in clinical trials, approximately 32% went into marketed drugs and the cosmeceutical and approximately 5% went into drugs at the R&D or discovery stage. We estimate that in fiscal 2002, approximately 73% of product sales went into drugs in clinical trials, approximately 23% went into marketed drugs and the cosmeceutical and approximately 4% went into drugs at the R&D or discovery stage. These estimates are based on an analysis of our sales, publicly available information and information to the extent available from customers.

Our backlog of customer orders at March 31, 2004 and 2003 was $4.6 million. Approximately $4.2 million of the March 31, 2004 backlog is in support of large-scale customer projects.

To the extent successful customer projects develop into larger volumes, either during late stage clinical trials, pre-launch or as a marketed product, Synthetech’s per unit pricing may decline. There is a risk that the impact on future sales and profitability from declines in pricing may not be offset by an increase in volume.

The level of Synthetech’s business from period to period is largely unpredictable. Although revenue associated with marketed products is more likely to provide a longer term, on-going revenue stream than revenue associated with drugs at the clinical or discovery stages, continuation of customer demand for our products from customers with marketed products remains subject to various market conditions, including potential use of alternative manufacturing methods, continued market demand for drugs or cosmeceuticals that we support, and competition from other suppliers. Accordingly, while significant orders related to marketed products provide substantial and more predictable revenue, we expect revenue to continue to fluctuate from period to period.

Gross income (loss)

Cost of revenue in fiscal 2004 was $9.8 million, resulting in gross income of $709,000. Cost of revenue in fiscal 2003 was $9.4 million, resulting in a gross income of $1.9 million. Cost of revenue in fiscal 2002 was $10.9 million, resulting in a gross loss of $55,000. As a percentage of revenue, gross income (loss) margins were 6.7%, 16.7% and (0.5)% in fiscal 2004, 2003 and 2002, respectively.

Gross income in fiscal 2004 was less than gross income in fiscal 2003 due to a less favorable product mix on lower revenue. Results for fiscal 2003 benefited from a product mix with an unusually high gross income, which Synthetech would not normally expect to achieve at comparable levels of revenue. Charges for impaired inventory in fiscal 2004 totaled $947,000 compared to $1.9 million in fiscal 2003. During fiscal 2004, Synthetech incurred a loss on the retirement of equipment of $8,000, compared to $114,000 in fiscal 2003.

The improvement in gross income between fiscal 2003 and fiscal 2002 relates to an improved product mix and a reduction in depreciation expense relating to the extension of asset lives, partially offset by unfavorable adjustments for impaired inventory, as discussed below.

At the beginning of fiscal 2003, Synthetech reassessed the useful lives of certain of its machinery and equipment. The resulting extension in asset lives decreased depreciation expense which increased gross income for fiscal 2004 and 2003 by approximately $1.2 million and $1.6 million, respectively. See Note D to the attached financial statements.

Gross income (loss) for fiscal 2004, 2003 and 2002 include charges for impaired inventory of $947,000, $1.9 million and $921,000, respectively. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes to exceed the selling price for the initial batches of product, which results in an inventory write-off. The international fine chemicals industry, where Synthetech is a niche participant, has been marked by overcapacity and a resulting downward pressure on pricing. It remains difficult to rework certain materials on a cost effective basis.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating expenses

Research and development (R&D) expense in fiscal 2004 was $719,000, or 7% of revenue, compared to $765,000, also 7% of revenue, and $651,000, or 6% of revenue, in fiscal 2003 and 2002, respectively. The decrease in R&D expense for fiscal 2004, compared to 2003 is due to the transfer of personnel from our R&D department to our process support department, a component of cost of revenue, a reduction in outside technical services and an increase in R&D department resources allocated to the manufacture of small scale products, which reallocation is reported as part of cost of revenue when sold. These decreases in fiscal 2004 R&D expenditures compared to fiscal 2003 were partially offset by increases in equipment maintenance, depreciation and supplies. Between fiscal 2003 and 2002, Synthetech expanded and modernized its R&D facility and added chemists to better support critical customer programs.

Synthetech’s R&D department develops processes to produce and optimize the production of our products and their related scale-up to manufacturing quantities.

Selling, general and administrative (SG&A) expense in fiscal 2004 was $1.9 million, or 18% of revenue, compared to $2.0 million, or 17% of revenue, and $1.6 million, or 15% of revenue, in fiscal 2003 and 2002, respectively. Fiscal 2004 SG&A expense was substantially similar to fiscal 2003. However, during fiscal 2004, Synthetech expanded its sales and marketing efforts through the use of consultants and during the fourth quarter hired a Director of Business Development for Europe. These fiscal 2004 cost increases were partially offset by savings related to a temporary vacancy in a senior administrative position and salary reductions implemented in September 2003.

The increase in SG&A expense for fiscal 2003 compared to fiscal 2002 includes severance costs related to the retirement of an officer, general increases in compensation and related employee benefit costs, increased costs related to professional services and increased expenditures for marketing programs.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest income

Interest income in fiscal 2004 was $32,000, compared to $61,000 and $127,000 in fiscal 2003 and 2002, respectively. Synthetech’s interest income is primarily derived from earnings on our cash equivalents. The changes in interest income for the years presented were due to the amount of cash equivalents and the interest rates in effect during the periods. Average rates of interest earned on cash equivalents were 0.85% in fiscal 2004 compared to 1.3% and 3.3% in fiscal 2003 and 2002, respectively.

Interest expense

Interest expense in fiscal 2004 was $8,000, compared to $9,000 and $12,000 in fiscal 2003 and 2002, respectively.

Benefit for income taxes

For fiscal 2004, Synthetech generated net deferred tax assets enabling the utilization of a $70,000 net deferred tax liability, which was reported as a benefit for income taxes in the Statement of Operations. Based on Synthetech’s recent history of losses, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as a benefit for income taxes, continuing for an uncertain period of time. For fiscal 2003 and 2002, Synthetech recorded a benefit for income taxes at the statutory combined federal and state rate of 38%.

Net loss

Net loss for fiscal 2004 was $1.8 million, compared to net losses of $494,000 and $1.4 million for fiscal 2003 and 2002, respectively. The extension of the useful lives of certain machinery and equipment, as discussed above and in Note D to the attached financial statements, decreased net loss for fiscal 2004 and 2003 by approximately $1.2 million, or $0.08 per share, and approximately $952,000, or $0.07 per share, respectively.

INDUSTRY FACTORS

Market Factors

The market for Synthetech’s products is driven by the market for the drugs into which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. Synthetech has no control over the pace of these drug development efforts, which drugs get selected for clinical trials, which drugs are approved by the FDA or, even if approved, the ultimate market potential of the drugs. Synthetech also manufactures products for use in a cosmeceutical, and faces similar factors in that market.

The three stages of the drug development process include: R&D or discovery stage, clinical trial stage and marketed drug stage. Synthetech’s customers can spend years researching and developing new drugs, and take only a small percentage to clinical trials and fewer yet to commercial market. A substantial amount of activity continues to occur at the earlier stages of R&D and clinical trials. The market for peptide and peptidomimetic small molecule drugs is still developing.

Recurring sales of our products for development programs are sporadic. Because of the high cancellation rate for drug development programs, there is a significant likelihood that there will be no subsequent or “follow-on” sales for any particular drug development program. Accordingly, the level and timing of customer orders relating to specific drug development programs vary substantially from period to period and we cannot rely on any one customer as a constant source of revenue.

The size of customer orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of Synthetech’s products for marketed drugs may provide an opportunity for continuing, longer-term sales. While not subject to the same high cancellation rate faced by discovery and clinical trial-stage drug development programs, the demand for approved drugs remains subject to many uncertainties, including price, side effects and the existence of competing drugs. These factors, which are outside of Synthetech’s control, affect the level of demand for the drug itself and, therefore, the demand for Synthetech’s products. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes that may not include Synthetech’s products as an intermediate. The international fine chemicals industry, where Synthetech is a niche participant, has been marked by overcapacity and a resulting downward pressure on pricing. With longer-term, significant or large-scale orders, we expect increased competition to supply these products.

Similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product’s “time to market” are reduced.

Due to the foregoing industry factors Synthetech cannot predict future demand beyond its current order base, and existing orders may be subject to cancellation or delay by customers. Until there is stable demand for our products, we are likely to continue to experience significant fluctuations in our periodic results.

Production Factors

Synthetech has a full cycle “grams to tons” production capability and has made over 400 products. With over 15 years of experience, Synthetech has developed extensive process technology and is recognized as one of the leaders in our area of expertise. Nevertheless, initial batches of new products and scaling up production processes for existing products may result in significantly lower than expected yields and extended processing time, and may require substantial rework to meet the required customer specifications. These factors could cause increased costs and delayed shipments, either of which could negatively affect periodic operating results.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $4.3 million at March 31, 2004, compared to $6.0 million and $4.2 million at March 31, 2003 and 2002, respectively. During the past three years, although Synthetech has incurred a cumulative net loss of $3.6 million, we have generated cash from operating activities of $2.4 million, offset by investments in property plant and equipment totaling $3.6 million. Synthetech has not undertaken any significant external financing activities during this period.

At March 31, 2004, Synthetech had working capital of $9.2 million, compared to $10.7 million and $11.3 million at March 31, 2003 and March 31, 2002, respectively. During the third quarter of fiscal 2004, Synthetech entered into a new $1 million line of credit with a bank. Interest is payable at the prime rate with an annual facility fee of 0.5 percent. The facility is collateralized by cash and cash equivalents, accounts receivable, inventories and equipment. Financial covenants contained in the agreement require Synthetech to maintain a quick ratio of 1.5 to 1 and a tangible net worth of $19 million. Synthetech had no borrowings outstanding under the credit facility as of March 31, 2004. The credit facility expires in December 2004.

Synthetech used cash in our operating activities of $1.3 million in fiscal 2004, compared to cash generated from operating activities of $3.2 million and $598,000 in fiscal 2003 and 2002, respectively. In fiscal 2004, the primary use of cash from operating activities was the net loss as adjusted to exclude the effect of non-cash charges, and changes in working capital levels, including accounts receivable, inventories and accounts payable. Accounts receivable increased to $1.3 million at March 31, 2004 from $966,000 at March 31, 2003 primarily due to differences in the timing and the amount of shipments between the periods. Inventory increased to $4.2 million at March 31, 2004 from $4.0 million at March 31, 2003 primarily due to an increase in finished product to support future shipments. Accounts payable decreased to $559,000 at March 31, 2004 from $754,000 at March 31, 2003, primarily due to timing differences in expenditures related to capital projects.

Synthetech used $420,000 of cash for capital expenditures in fiscal 2004, compared to $1.4 million and $1.8 million in fiscal 2003 and 2002, respectively. Synthetech’s capital plan for fiscal 2005 calls for various projects totaling approximately $500,000. Synthetech expects to finance all capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Synthetech generated cash from financing activities in fiscal 2004 of $105,000, compared to $15,000 in fiscal 2003 and cash used in financing activities of $4,000 in fiscal 2002. Proceeds from the exercise of employee and director stock options and shares purchased under our employee stock purchase plan in fiscal 2004 totaled $126,000, which was partially offset by principal payments pursuant to a long-term debt obligation of $21,000.

On March 20, 2003, Synthetech’s Board approved a share repurchase program and authorized the purchase of up to 500,000 shares of company common stock in the open market over the succeeding year. No shares were repurchased under the program and the authorization to repurchase shares of company common stock has expired.

Synthetech believes that its existing cash and cash equivalents, its bank line of credit and any funds generated from operations will be sufficient to support its operations for the next twelve months.

Contractual Obligations

The following table presents information regarding Synthetech’s known contractual obligations to third parties at March 31, 2004:

For the year ended March 31,	2005	2006	2007	2008	Thereafter	Total
	(In thousands)
Debt maturities	$ 24	$ 26	$ 26	$ -	$ -	$ 76
Operating lease obligations	11	11	11	9	-	42
Purchase obligations	201	-	-	-	-	201

	$236	$ 37	$ 37	$ 9	$ -	$319

OFF-BALANCE SHEET ARRANGEMENTS

Synthetech has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Synthetech’s primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our cash equivalents. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Synthetech does not invest in derivative financial instruments.

Substantially all of Synthetech’s purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts as of March 31, 2004.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech’s operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Board of Directors and Shareholders
Synthetech, Inc.:

        We have audited the accompanying balance sheets of Synthetech, Inc. as of March 31, 2004 and 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon May 12, 2004	/s/ KPMG LLP

SYNTHETECH, INC.

BALANCE SHEETS

	March 31, 2004	March 31, 2003

Assets

Current Assets
Cash and cash equivalents	$ 4,318,000	$ 5,965,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,282,000	966,000
Inventories	4,172,000	4,032,000
Prepaid expenses	421,000	450,000
Deferred income taxes	--	403,000

Total Current Assets	10,193,000	11,816,000

Property, Plant and Equipment, net	11,794,000	12,452,000

Total Assets	$21,987,000	$24,268,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

BALANCE SHEETS
(continued)

	March 31, 2004	March 31, 2003

Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long term debt	$ 24,000	$ 22,000
Accounts payable	559,000	754,000
Accrued compensation	178,000	122,000
Income taxes payable	180,000	180,000
Other accrued liabilities	35,000	67,000

Total Current Liabilities	976,000	1,145,000

Deferred Income Taxes	--	473,000
Long Term Debt, net of current portion	52,000	75,000
Other Long Term Liabilities	52,000	23,000

Total Liabilities	1,080,000	1,716,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,452,000 and 14,339,000 shares	14,000	14,000
Paid-in capital	9,103,000	8,991,000
Deferred compensation	(27,000)	(58,000)
Retained earnings	11,817,000	13,605,000

Total Shareholders' Equity	20,907,000	22,552,000

Total Liabilities and Shareholders' Equity	$ 21,987,000	$ 24,268,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF OPERATIONS

For The Year Ended March 31,	2004	2003	2002

Revenue	$ 10,540,000	$ 11,289,000	$ 10,876,000
Cost of revenue	9,831,000	9,405,000	10,931,000

Gross income (loss)	709,000	1,884,000	(55,000)

Research and development	719,000	765,000	651,000
Selling, general and administrative	1,872,000	1,968,000	1,588,000

Total operating expenses	2,591,000	2,733,000	2,239,000

Operating loss	(1,882,000)	(849,000)	(2,294,000)

Interest income	32,000	61,000	127,000
Interest expense	(8,000)	(9,000)	(12,000)

Loss before income taxes	(1,858,000)	(797,000)	(2,179,000)

Benefit for income taxes	(70,000)	(303,000)	(828,000)

Net loss	$(1,788,000)	$ (494,000)	$(1,351,000)

Net loss per common share:

Basic and diluted loss per share	$ (0.12)	$ (0.03)	$ (0.09)

Weighted average shares outstanding:

Basic and diluted	14,365,670	14,321,862	14,288,076

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK
	SHARES	AMOUNT	PAID-IN CAPITAL	DEFERRED COMPENSATION	RETAINED EARNINGS	TOTAL
Balance, March 31, 2001	14,280,000	$14,000	$ 8,858,000	$(72,000)	$ 15,450,000	$ 24,250,000

Net loss	-	-	-	-	(1,351,000)	(1,351,000)
Issuance of stock for purchases under the
Employee Stock Purchase Plan	27,000	-	42,000	-	-	42,000
Compensation on stock options granted	-	-	33,000	(15,000)	-	18,000
Amortization of deferred compensation	-	-	-	26,000	-	26,000

Balance, March 31, 2002	14,307,000	14,000	8,933,000	(61,000)	14,099,000	22,985,000

Net loss	-	-	-	-	(494,000)	(494,000)
Issuance of stock for purchases under
the Employee Stock Purchase Plan	32,000	-	35,000	-	-	35,000
Compensation on stock options granted	-	-	23,000	(23,000)	-	-
Amortization of deferred compensation	-	-	-	26,000	-	26,000

Balance, March 31, 2003	14,339,000	14,000	8,991,000	(58,000)	13,605,000	22,552,000

Net loss	-	-	-	-	(1,788,000)	(1,788,000)
Issuance of stock for the exercise
of stock options	86,000	-	107,000	-	-	107,000
Issuance of stock for purchases under
the Employee Stock Purchase Plan	27,000	-	19,000	-	-	19,000
Compensation on stock options granted	-	-	6,000	(6,000)	-	-
Reversal of compensation on stock
options cancelled	-	-	(20,000)	20,000	-	-
Amortization of deferred compensation	-	-	-	17,000	-	17,000

Balance, March 31, 2004	14,452,000	$14,000	$ 9,103,000	$(27,000)	$ 11,817,000	$ 20,907,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF CASH FLOWS

For The Year Ended March 31,	2004	2003	2002
Cash Flows From Operating Activities:
Net loss	$(1,788,000)	$ (494,000)	$(1,351,000)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation expense	1,070,000	1,079,000	2,932,000
Loss on retirement of equipment	8,000	114,000	56,000
Non-cash compensation related to stock options	17,000	26,000	44,000
Deferred income taxes	(70,000)	(277,000)	(162,000)
(Increase) decrease in assets:
Accounts receivable, net	(316,000)	1,208,000	(1,003,000)
Inventories	(140,000)	366,000	115,000
Prepaid expenses	29,000	(24,000)	(22,000)
Income tax receivable	-	852,000	72,000
Increase (decrease) in liabilities:
Accounts payable	(195,000)	289,000	(316,000)
Accrued compensation	56,000	(16,000)	20,000
Income taxes payable	-	-	180,000
Other accrued liabilities	(32,000)	6,000	50,000
Other long term liabilities	29,000	23,000	-
Deferred revenue	-	-	(17,000)

Cash Provided By(Used In) Operating Activities	(1,332,000)	3,152,000	598,000

Cash Flows From Investing Activities:
Property, plant and equipment purchases	(420,000)	(1,416,000)	(1,769,000)

Cash Used In Investing Activities	(420,000)	(1,416,000)	(1,769,000)

Cash Flows From Financing Activities:
Principal payments under long-term debt obligations	(21,000)	(20,000)	(46,000)
Proceeds from stock option exercises	107,000	-	-
Proceeds from stock purchase plan	19,000	35,000	42,000

Cash Provided By (Used In) Financing Activities	105,000	15,000	(4,000)

Increase (Decrease) in Cash Equivalents	(1,647,000)	1,751,000	(1,175,000)
Cash and Cash Equivalents - Beginning of Year	5,965,000	4,214,000	5,389,000

Cash and Cash Equivalents - End of Year	$ 4,318,000	$ 5,965,000	$ 4,214,000

Non - Cash Financing Activities
Deferred compensation on stock options granted below fair value	$ 6,000	$ 23,000	$ 15,000
Forfeiture of stock options issued below fair value	$ 20,000	-	-

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A.      GENERAL AND BUSINESS

        Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech’s products are used predominately by pharmaceutical companies to make a wide range of peptide-based drugs under development or on the market for the treatment of AIDS, cancer, cardiovascular and other diseases.

NOTE B.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of inventory, accounts receivable, deferred tax assets and the carrying amount of property, plant and equipment.

        Cash and Cash Equivalents: Cash and cash equivalents include demand cash and highly liquid debt instruments with maturities of three months or less when purchased. Cash equivalents were approximately $4.1 million and $5.7 million at March 31, 2004 and 2003, respectively.

        Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of March 31, 2004 and 2003 was $15,000. For the three years ended March 31, 2004, Synthetech’s provision for credit losses was insignificant.

        Inventories: Inventories are stated at the lower of cost or market, determined on the first-in, first-out basis. Costs include direct material, direct labor, applicable manufacturing overhead, and other direct costs.

        Management evaluates Synthetech’s inventory for impairment whenever it becomes aware that indicators of impairment exist. It is Synthetech’s policy to write-down inventories to reflect an estimate for impairment in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Write-downs of inventory are reported as a component of cost of revenue in the relevant period.

        Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. When assets are retired, sold, or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the individual assets which range from three to 40 years. Assets to be disposed of by sale are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

        Synthetech monitors the recoverability of the carrying value of its long-lived assets such as property, plant and equipment. An impairment charge is recognized when the expected net undiscounted cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value and the asset’s carrying value exceeds its fair value.

        Revenue Recognition: Synthetech recognizes revenue, including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of revenue.

        Stock Based Compensation: In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and was effective immediately upon issuance. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of Statement No. 123 to require interim and annual disclosure about the method of accounting for stock-based compensation and the effect of the method used on reported results.

As permitted by SFAS No. 123, as amended by SFAS No. 148, Synthetech has elected to continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option plan and employee stock purchase plan (ESPP). Synthetech is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its stock based compensation plans. Synthetech is required by SFAS No. 123 to present, in the Notes to Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123.

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in fiscal 2004, 2003 and 2002 in accordance with the provisions of SFAS No. 123, Synthetech’s net loss and loss per share would have increased to the pro forma amounts indicated below:

	For the year ended March 31,
	2004	2003	2002
Net loss, as reported	$ (1,788,000)	$ (494,000)	$ (1,351,000)
Add: Stock compensation expense included in reported net loss, net of tax	17,000	16,000	16,000

Stock compensation expense, net of tax	(167,000)	(132,000)	(204,000)

Pro forma net loss	$ (1,938,000)	$ (610,000)	$ (1,539,000)

Net loss per share:
Basic and Diluted - as reported	$ (0.12)	$ (0.03)	$ (0.09)

Basic and Diluted - pro forma	$ (0.13)	$ (0.04)	$ (0.11)

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Stock Options			ESPP
For the year ended March 31,	2004	2003	2002	2004	2003	2002
Dividend yield	-	-	-	-	-	-
Risk-free interest rate	3.50%	3.63%	4.91%	0.82%	1.51%	4.20%
Expected volatility	50%	52%	55%	36%	36%	36%
Expected life (in years)	7.00	6.87	4.26	0.50	0.50	0.50

Weighted-average fair value of
options and purchase rights
granted:
At market value	$ 0.69	$ 1.15	$ 0.75	-	-	-
Below market value	$ 0.68	$ 1.39	$ 1.76	$ 0.22	$ 0.40	$ 0.50
All awards granted	$ 0.69	$ 1.16	$ 0.77	$ 0.22	$ 0.40	$ 0.50

        Concentrations of Credit Risk: Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts and municipal bonds with maturities at purchase of less than three months. Synthetech’s customers consist primarily of major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and cosmeceutical companies. Synthetech’s customers are primarily located in the United States and Western Europe. At March 31, 2004, three customers had accounts receivable balances of 32%, 14% and 13% of total accounts receivable. At March 31, 2003, two customers had accounts receivable balances of 20% and 17% of total accounts receivable. Synthetech’s reliance on major customers and the absence of long term contracts could adversely impact operating results if a major customer were lost or failed to pay Synthetech.

        Research and Development Costs: Research and development costs are expensed as incurred.

        Comprehensive Income or Loss: Synthetech has no material components of comprehensive loss other than net loss. Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.

        Earnings (Loss) Per Share: Basic loss per share (EPS) is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three years ended March 31, 2004, the weighted average shares used to compute diluted loss per share did not differ from the weighted average shares used to compute basic loss per share.

        The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	For the year ended March 31,
	2004	2003	2002

Common stock options outstanding	1,037,650	1,078,850	819,000

Supplemental cash flow disclosures are as follows:

Cash Paid During The Year For:

	For the year ended March 31,
	2004	2003	2002

Income taxes, net of refunds	$ 1,000	$ -	$ -
Interest	$ 8,000	$ 9,000	$ 12,000

        Reclassification: Certain reclassifications were made to prior year amounts to conform to the current year presentation.

NOTE C.      INVENTORIES

        The major components of inventories are as follows:

	March 31,
	2004	2003
Finished products	$ 2,012,000	$ 1,815,000
Work-in-process	913,000	968,000
Raw materials	1,247,000	1,249,000

	$ 4,172,000	$ 4,032,000

NOTE D.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	March 31,
	2004	2003
Land	$ 241,000	$ 241,000
Buildings	6,841,000	6,793,000
Machinery and equipment	14,581,000	15,135,000
Laboratory equipment	1,005,000	938,000
Furniture and fixtures	380,000	423,000
Vehicles	151,000	149,000
Construction in progress	43,000	132,000

	23,242,000	23,811,000

Less:
Accumulated depreciation	11,448,000	11,359,000

	$ 11,794,000	$ 12,452,000

Property, plant and equipment lives:

Based upon the results of an independent review of the estimated lives of certain categories of our machinery and equipment and laboratory equipment, Synthetech reassessed the useful lives of certain of these assets as of the beginning of the first quarter of fiscal 2003. Synthetech initiated the review as it became evident after several years of use that certain equipment may have longer usefulness, both functionally and from a technology perspective, than originally anticipated. The changes in estimated useful lives, which are indicated in the table below, reduced total depreciation expense and resulted in an after-tax decrease to net loss of approximately $1.2 million, or $0.08 per share, for fiscal 2004 and $952,000, or $0.07 per share, for fiscal 2003.

Estimated Useful Lives: (in years)	2003 and 2004	2002
Machinery and equipment	5 - 17	5
Laboratory equipment	5 - 7	5

NOTE E.      INCOME TAXES

        Synthetech accounts for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        The benefit for income taxes in the accompanying statements of operations consist of the following:

	Year Ended March 31,
	2004	2003	2002
Current:
Federal	$ -	$ (28,000)	$ (668,000)
State	-	2,000	2,000

	-	(26,000)	(666,000)

Deferred:
Federal	(70,000)	(248,000)	(145,000)
State	-	(29,000)	(17,000)

	(70,000)	(277,000)	(162,000)

	$ (70,000)	$ (303,000)	$ (828,000)

        Significant components of Synthetech’s deferred tax assets and liabilities at March 31, 2004 and 2003 are as follows:

	March 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$ 1,643,000	$ 709,000
Inventory	267,000	319,000
Accrued compensation	42,000	37,000
Other	59,000	47,000
Valuation allowance	(376,000)	-

Total net deferred tax assets	1,635,000	1,112,000

Deferred tax liabilities:
Depreciation	(1,635,000)	(1,182,000)

Total deferred tax liabilities	(1,635,000)	(1,182,000)

Net long term liabilities	$ -	$ (70,000)

        Based on Synthetech’s recent history of losses and managements evaluation of available tax planning strategies and the scheduled reversal of temporary differences, Synthetech has concluded that it is more likely than not Synthetech will be unable to recognize all of its deferred tax assets.

        The reconciliation between the effective tax rate (benefit) and the statutory federal income tax rate (benefit) is as follows:

	For the Year Ended March 31,
	2004	2003	2002
Statutory federal tax rate (benefit)	(34.0%)	(34.0%)	(34.0%)
State taxes, net of federal tax (benefit)	(4.4)	(4.4)	(4.4)
Deferred tax valuation allowance	34.2	-	-
Other	0.4	0.4	0.4

Effective tax rate (benefit)	(3.8%)	(38.0%)	(38.0%)

        As of March 31, 2004, Synthetech had gross federal and state net operating loss carryforwards of approximately $3,800,000 and $7,900,000, which will expire beginning in fiscal 2023 and 2016, respectively.

NOTE F.      LINE OF CREDIT

        During the third quarter of fiscal 2004, Synthetech entered into a line of credit facility with a bank that provides for borrowings of up to $1 million. Interest is payable at prime with an annual facility fee of 0.5 percent. The agreement is collateralized by cash and cash equivalents, accounts receivable, inventories and equipment. The agreement requires Synthetech to maintain various financial and other covenants. The line of credit has a one-year term and expires in December 2004. As of March 31, 2004, Synthetech has no borrowings outstanding under the credit agreement.

NOTE G.      LONG TERM DEBT

        In 1997, Synthetech entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with Synthetech’s plant expansion. The note bears interest of 9.0% per annum and is due in monthly installments of $2,459 through February 2007. The note is secured by Synthetech’s property, plant and equipment. The remaining balance of the note payable was $76,000 and $97,000, as of March 31, 2004 and 2003, respectively.

        Maturities of long-term debt are as follows:

For the Year Ending March 31,
2005	$ 24,000
2006	26,000
2007	26,000

Total	$ 76,000

NOTE H.      SHAREHOLDERS’ EQUITY

        Shareholders Rights Plan

        In July 1998, Synthetech adopted a Shareholder Rights Plan (the “Rights Plan”). Under the Rights Plan, Synthetech declared a dividend of one common share purchase right (a “Right”) for each share of common stock outstanding at the close of business on August 4, 1998. The Rights are attached to, and automatically trade with, the outstanding shares of Synthetech’s common stock. Under certain conditions, each right may be exercised to purchase one share of common stock at a purchase price of $30 per share, subject to adjustment. In the event that a person or group acquires 15% or more of Synthetech’ common stock, each Right will entitle all other shareholders to purchase from Synthetech common stock having a market value equal to two times the exercise price of the Right. In addition, if Synthetech is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each shareholder with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights. Synthetech is entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in July 2008 or the time that a person or group has acquired a 15% position. The Rights do not have voting or distribution rights.

        Share Repurchase Program

        On March 20, 2003 the Board of Directors approved a share repurchase program and authorized the purchase of up to 500,000 shares of Synthetech common stock in the open market over the succeeding year. No shares were repurchased under this program and the authorization to repurchase shares of Synthetech’s common stock has expired.

NOTE I.      EMPLOYEE BENEFIT PLANS

        Stock Options

        Synthetech grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value and occasionally below the fair market value, on the date of grant. Options generally vest 25% each year and are 100% vested after four years from the beginning of the fiscal year in which the options are granted. However, some options vest immediately and other options vest over two years or five years of service. Options expire ten years from the date of grant. Synthetech has 266,100 shares available for grant as of March 31, 2004.

        On July 17, 2001, options to purchase 521,900 shares of Synthetech common stock were cancelled pursuant to an option exchange program. The cancelled options had exercise prices ranging from $3.69 per share to $8.50 per share. On January 22, 2002, options for 521,900 shares of Synthetech stock were granted under the 2000 Stock Incentive Plan, pursuant to the option exchange program at an exercise price of $1.48, the then fair market value. These options vest 50% on the grant date and 25% after each subsequent year from the grant date. These options were fully vested January 22, 2004. This option exchange program has been accounted for as a fixed plan pursuant to FASB Interpretation (FIN) 44 and its related interpretations.

        Stock option activity was as follows:

	For the year ended March 31,
	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	1,078,850	$ 1.80	819,000	$ 1.76	748,600	$ 5.33
Granted	205,000	$ 1.19	287,100	$ 2.00	601,400	$ 1.52
Exercised	(86,700)	$ 1.25	-	-	-	-
Cancelled	(159,500)	$ 1.95	(27,250)	$ 2.07	(531,000)	$ 6.52

Ending balance	1,037,650	$ 1.70	1,078,850	$ 1.80	819,000	$ 1.76

Options exercisable
At year-end	648,725	$ 1.80	613,888	$ 1.85	441,127	$ 1.84

        The following table summarizes information with respect to options outstanding and options exercisable at March 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares	Weighted Average Exercise Price
$0.16 - $1.08	72,800	$ 0.55	7.4	27,675	$ 0.68
$1.28 - $1.81	642,450	$ 1.46	7.6	467,100	$ 1.52
$2.07 - $2.15	250,600	$ 2.09	7.9	82,150	$ 2.10
$2.44 - $4.56	71,800	$ 3.69	6.0	71,800	$ 3.69

	1,037,650	$ 1.70	7.5	648,725	$ 1.80

        Employee Stock Purchase Plan

        In July 2000, Synthetech established an employee stock purchase plan (ESPP) for the benefit of its employees. The plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Synthetech’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 15 percent of an employee’s eligible compensation, up to a maximum of $15,000, in any plan year. Shares issued under the ESPP were 27,000 for fiscal 2004, 32,000 for fiscal 2003 and 27,000 for fiscal 2002.

NOTE J.      401(k) PROFIT SHARING PLAN

        Synthetech established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 20% of compensation and includes a company matching contribution. Synthetech’s matching contribution is $0.50, $0.75 or $1.00 for each $1.00 contributed, up to 10% of compensation depending on the employee’s length of service with Synthetech. Synthetech’s matching contribution becomes fully vested for each employee after 5 years of employment. Synthetech matching contributions for fiscal 2004, 2003 and 2002 were $119,000, $129,000 and $90,000, respectively.

NOTE K.      SEGMENT INFORMATION

        Synthetech operates in one business segment for the development and production of amino acid derivatives, specialty amino acids, peptide fragments and proprietary custom chiral intermediates. Long-lived assets, other than in the United States, are not material.

        Significant Customers: During fiscal 2004, two customers each accounted for approximately 25% of Synthetech’s revenue. During fiscal 2003, two customers accounted for approximately 39% and 21% of revenue. During fiscal 2002, three customers accounted for approximately 29%, 21% and 20% of revenue.

        The following table reflects sales and percent of total sales by geographic area:

	For the year ending March 31,
	2004		2003		2002
United States	$ 7,954,000	75.5%	$ 9,409,000	83.3%	$ 9,440,000	86.8%
Europe	2,508,000	23.8	1,827,000	16.2	1,338,000	12.3
Japan	30,000	0.2	35,000	0.3	19,000	0.2
Other	48,000	0.5	18,000	0.2	79,000	0.7

Total	$10,540,000	100%	$11,289,000	100%	$10,876,000	100%

Supplementary Financial Data (unaudited)

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2004 is as follows:

	Year Ended March 31, 2004
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 1,773	$ 1,843	$ 2,914	$ 4,010
Gross income (loss)	(428)	(653)	302	1,488
Operating income (loss)	(1,105)	(1,232)	(354)	809
Net income (loss)	(1,095)	(1,226)	(350)	883
Basic and diluted earnings (loss) per share	$ (0.08)	$ (0.09)	$ (0.02)	$ 0.06

	Year Ended March 31, 2003
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 2,851	$ 2,025	$ 3,991	$ 2,422
Gross income (loss)	957	(1,075)	1,990	12
Operating income (loss)	224	(1,679)	1,339	(733)
Net income (loss)	147	(1,031)	838	(448)
Basic and diluted earnings (loss) per share	$ 0.01	$ (0.07)	$ 0.06	$ (0.03)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the fiscal year ended March 31, 2004. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that Synthetech’s disclosure controls and procedures were effective as of the end of the fiscal year ended March 31, 2004 to ensure that material information relating to Synthetech was made known to them by others within Synthetech, particularly during the period in which this Annual Report on Form 10-K was being prepared.

There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Synthetech’s Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Synthetech have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple mistake or error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required about Synthetech’s executive officers by this Item is included in Item 1 of this report under the caption “Executive Officers of the Registrant.” The remaining information required by this item will be included in Synthetech’s Proxy Statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in Synthetech’s Proxy Statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The additional information required by this Item 12 will be included in Synthetech’s Proxy Statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be included in Synthetech’s Proxy Statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in Synthetech’s Proxy Statement for its 2004 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES. The information required by these Items is included under Item 8 of this Report.

(a)(3) EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K and this list is intended to constitute the exhibit index:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991)

3.2	Bylaws, as amended (incorporated by reference to Synthetech's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001)

4	Rights Agreement, (incorporated by reference to Synthetech's Registration Statement on Form 8-A (File No. 000-12992) as filed on July 24, 1998)

10.1†	1995 Incentive Compensation Plan, as amended (incorporated by reference to Synthetech's Tender Offer Statement on Schedule TO (File No. 005-36505) as filed on June 15, 2001)

10.2†	Form of employment contract entered into by each of Mr. M. Sreenivasan and Mr. Charles B. Williams (incorporated by reference to Synthetech's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997)

10.3†	2000 Stock Incentive Plan (incorporated by reference to Synthetech's Tender Offer Statement on Schedule TO (File No. 005-36505) as filed on June 15, 2001)

10.4	Loan and Security Agreement dated as of December 31, 2003 between Synthetech, Inc. and Silicon Valley Bank (incorporated by reference to Synthetech's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003)

23	Consent of KPMG LLP.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

† Management contract or compensatory plan.

(b)	Reports on Form 8-K

  On January 28, 2004, Synthetech, Inc. furnished a report on Form 8-K under Item 12 announcing its third quarter fiscal 2004 financial results.
(c)	See (a) (3) above.

(d)	See (a) (1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 28, 2004	SYNTHETECH, INC.

By /s/ M. “Sreeni” Sreenivasan M. “Sreeni” Sreenivasan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M. "Sreeni" Sreenivasan M. "Sreeni" Sreenivasan	President, Chief Executive Officer (Principal Executive Officer) and Board Member	May 28, 2004

/s/ Gary A. Weber Gary A. Weber	Vice President Finance and Administration, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer)	May 28, 2004

/s/ Paul C. Ahrens Paul C. Ahrens	Chairman of the Board of Directors	June 1, 2004

/s/ David R. Clarke David R. Clarke	Member of the Board of Directors	June 1, 2004

/s/ Daniel T. Fagan Daniel T. Fagan	Member of the Board of Directors	June 1, 2004

/s/ Howard L. Farkas Howard L. Farkas	Member of the Board of Directors	June 1, 2004

/s/ Charles B. Williams Charles B. Williams	Member of the Board of Directors	May 28, 2004

Synthetech, Inc.

1290 Industrial Way P.O. Box 646 Albany, Oregon 97321

Phone: 541.967.6575 Fax: 541.812.6036

NASDAQ: NZYM www.synthetech.com