Form 10-K/A
period 2004-03-31
SYNTHETECH INC
filed 2004-06-29
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [   ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO  X

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

EXPLANATORY NOTE

Synthetech, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the fiscal year ended March 31, 2004 to solely reflect the following changes:

1.

The Independent Auditors’ Report has been corrected to conform to the recently released Public Company Accounting Oversight Board’s (PCAOB) Auditing Standard No. 1, “References in Auditors’ Reports to the Standards of the PCAOB”. PCAOB Auditing Standard No. 1 requires that auditor’s reports on audits relating to public companies include a reference that the engagement was performed in accordance with the standards of the PCAOB. This replaces the previous reference to generally accepted auditing standards. This standard became effective beginning May 24, 2004.

2.	The date on Exhibit 23, Consent of Independent Registered Public Accounting Firm, has been corrected from May 12, 2004 to June 29, 2004.

This amendment also includes updated Exhibits 31.1, 31.2, 32.1 and 32.2. In all other respects, the Form 10-K filed as of June 7, 2004 remains unchanged. This Amendment No. 1 continues to speak as of the date of the original filing of the Form 10-K and Synthetech has not updated the disclosures contained therein to reflect any events that occurred at a later date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

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

        The following table reflects sales and percent of total sales by geographic area:

	For the year ending March 31,
	2004		2003		2002
United States	$ 7,954,000	75.5%	$ 9,409,000	83.3%	$ 9,440,000	86.8%
Europe	2,508,000	23.8	1,827,000	16.2	1,338,000	12.3
Japan	30,000	0.2	35,000	0.3	19,000	0.2
Other	48,000	0.5	18,000	0.2	79,000	0.7

Total	$10,540,000	100%	$11,289,000	100%	$10,876,000	100%

Supplementary Financial Data (unaudited)

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2004 is as follows:

	Year Ended March 31, 2004
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 1,773	$ 1,843	$ 2,914	$ 4,010
Gross income (loss)	(428)	(653)	302	1,488
Operating income (loss)	(1,105)	(1,232)	(354)	809
Net income (loss)	(1,095)	(1,226)	(350)	883
Basic and diluted earnings (loss) per share	$ (0.08)	$ (0.09)	$ (0.02)	$ 0.06

	Year Ended March 31, 2003
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$ 2,851	$ 2,025	$ 3,991	$ 2,422
Gross income (loss)	957	(1,075)	1,990	12
Operating income (loss)	224	(1,679)	1,339	(733)
Net income (loss)	147	(1,031)	838	(448)
Basic and diluted earnings (loss) per share	$ 0.01	$ (0.07)	$ 0.06	$ (0.03)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following exhibits are filed herewith:

Exhibit No.	Description

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2004	SYNTHETECH, INC.

By /s/ Gary Weber Gary Weber Vice President, Chief Financial Officer and Principal Accounting Officer