Form 10-Q
period 2004-06-30
SYNTHETECH INC
filed 2004-08-03
CIK 749290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(541) 967-6575
(Registrant’s Telephone Number, Including Area Code)

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

Number of shares outstanding of the issuer's common stock as of August 2, 2004: 14,452,396

SYNTHETECH, INC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Balance Sheets
(unaudited)

	June 30, 2004	March 31, 2004

Assets

Current Assets:
Cash and cash equivalents	$4,027,000	$4,318,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,769,000	1,282,000
Inventories	3,942,000	4,172,000
Prepaid expenses	257,000	421,000

Total Current Assets	9,995,000	10,193,000
Property, plant and equipment, net	11,571,000	11,794,000

Total Assets	$21,566,000	$21,987,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

Balance Sheets
(continued)
(unaudited)

	June 30, 2004	March 31, 2004

Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long term obligations	$24,000	$24,000
Accounts payable	584,000	559,000
Accrued compensation	148,000	178,000
Income taxes payable	180,000	180,000
Other accrued liabilities	25,000	35,000

Total Current Liabilities	961,000	976,000

Long term obligations, net of current portion	46,000	52,000
Other long term liabilities	60,000	52,000

Total Liabilities	1,067,000	1,080,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,452,000 and 14,339,000 shares	14,000	14,000
Paid-in capital	9,103,000	9,103,000
Deferred compensation	(23,000)	(27,000)
Retained earnings	11,405,000	11,817,000

Total Shareholders' Equity	20,499,000	20,907,000

Total Liabilities and Shareholders' Equity	$21,566,000	$21,987,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

Statements of Operations
(unaudited)

Three Months Ended June 30,	2004	2003

Revenue	$2,741,000	$1,773,000
Cost of revenue	2,471,000	2,201,000

Gross income (loss)	270,000	(428,000)

Research and development	126,000	196,000
Selling, general and administrative	563,000	481,000

Total operating expense	689,000	677,000

Operating loss	(419,000)	(1,105,000)

Interest income	9,000	12,000
Interest expense	(2,000)	(2,000)

Loss before income taxes	(412,000)	(1,095,000)

Income taxes	--	--

Net loss	$(412,000)	$(1,095,000)

Net loss per common share:
Basic and diluted loss per share	$(0.03)	$(0.08)

Weighted average shares outstanding:
Basic and diluted	14,452,396	14,339,142

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

Statements of Cash Flows
(unaudited)

Three Months Ended June 30,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(412,000)	$(1,095,000)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation expense	268,000	266,000
Amortization of deferred compensation	4,000	4,000

(Increase) decrease in assets:
Accounts receivable, net	(487,000)	(342,000)
Inventories	230,000	(153,000)
Prepaid expenses	164,000	188,000

Increase (decrease) in liabilities:
Accounts payable	25,000	(69,000)
Accrued compensation	(30,000)	36,000
Other accrued liabilities	(10,000)	(16,000)
Other long term liabilities	8,000	7,000

Cash used in operating activities	(240,000)	(1,174,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(45,000)	(185,000)

Cash used in investing activities	(45,000)	(185,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long term debt obligations	(6,000)	(5,000)

Cash used in financing activities	(6,000)	(5,000)

Decrease in Cash and Cash Equivalents	(291,000)	(1,364,000)

Cash and Cash Equivalents at Beginning of Period	4,318,000	5,965,000

Cash and Cash Equivalents at End of Period	$4,027,000	$4,601,000

Non-Cash financing Activities:
Forfeiture of stock options issued at below fair value	--	$17,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of June 30, 2004 and for the three-months
ended June 30, 2004 and June 30, 2003 is unaudited)

NOTE A. GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech’s products are used predominately by pharmaceutical companies to make a wide range of peptide-based drugs under development or on the market for the treatment of AIDS, cancer, and cardiovascular and other diseases.

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. Synthetech suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2004, as amended.

The interim period information included in this Form 10-Q reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of Synthetech’s management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

NOTE B. COMPREHENSIVE INCOME OR LOSS

Synthetech has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive loss was equal to net loss for all periods presented.

NOTE C. STOCK BASED COMPENSATION

Synthetech applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. Resulting compensation expense is recognized over the vesting period.

If compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards outstanding in the first quarter of fiscal 2005 and 2004 in accordance with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have changed to the pro forma amounts indicated below:

	Three Months Ended June 30,
	2004	2003
Net loss, as reported	$(412,000)	$(1,095,000)
Add: Stock-based employee compensation expense included in reported net
loss	4,000	4,000

Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards	(40,000)	(33,000)

Pro forma net loss	$(448,000)	$(1,124,000)

Net loss per share:
Basic and Diluted - as reported	$(0.03)	$(0.08)

Basic and Diluted - pro forma	$(0.03)	$(0.08)

Using the Black-Scholes methodology, the total value of options granted during the first quarter of fiscal 2005 and 2004 was $238,000 and $116,000, respectively, which would be amortized to expense on a pro forma basis over the vesting period of the options.

In calculating pro forma compensation, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the first quarter of fiscal 2005 and 2004:

	Three Months Ended June 30,
	2004	2003
Expected dividend yield	None	None
Risk-free interest rate	3.91%	3.50%
Expected volatility	58%	50%
Expected life (in years)	7.0	7.0

NOTE D. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (EPS) are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. The following is a reconciliation of the shares used to calculate basic and diluted loss per share:

	Three Months Ended June 30,
	2004	2003
Weighted average shares
outstanding for Basic EPS	14,452,396	14,339,142

Dilutive effect of common stock
options issuable under treasury
stock method	--	--

Weighted average common and
common equivalent shares outstanding for Diluted EPS	14,452,396	14,339,142

For purposes of computing diluted earnings per share, weighted average common share equivalents do not include stock options with an exercise price that exceeded the average fair market value of Synthetech’s common stock for the period, as the effect would be anti-dilutive. The number of anti-dilutive stock options outstanding were 1,240,650 and 1,211,600 as of June 30, 2004 and 2003, respectively.

NOTE E. STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended June 30,
	2004	2003
Income taxes	$ 1,000	$ 1,000
Interest	$ 2,000	$ 2,000

NOTE F. INVENTORIES

Inventories are stated at the lower of cost or market, determined on the first-in, first-out (FIFO) basis. The major components of inventories are as follows:

	June 30, 2004	March 31, 2004
Finished products	$2,001,000	$2,012,000
Work in process	824,000	913,000
Raw materials	1,117,000	1,247,000

	$3,942,000	$4,172,000

NOTE G. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2004	March 31, 2004
Land	$241,000	$241,000
Buildings	6,846,000	6,841,000
Machinery and equipment	14,650,000	14,581,000
Laboratory equipment	1,011,000	1,005,000
Furniture and fixtures	389,000	380,000
Vehicles	151,000	151,000
Construction in progress	--	43,000

	23,288,000	23,242,000
Less:
Accumulated depreciation	11,717,000	11,448,000

	$11,571,000	$11,794,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding: our future operating results, including anticipated revenue; increasing competition from developing countries; financing our current and future capital expenditures; management statements regarding market conditions; the financial effect on us of successful commercialization of customer drug development projects; the effect any change in foreign currency exchange rates would have on our operating results; adequacy of our cash and cash equivalents, borrowing capacity and internally generated funds to operate our business for the next twelve months; and our ability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties include, but are not limited to, the following: the uncertain market for our products, potential loss of a significant customer, customer concentration, potential termination or suspension by customers of significant projects, potential period-to-period revenue or expense fluctuations, higher than expected cash use, or ability to borrow funds under our line of credit, production factors, industry cost factors, competition, government regulation, labor disputes, technological change, and international business risks. Investors are directed to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that Synthetech files from time to time with the Securities and Exchange Commission.

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

Synthetech continued to face difficult market conditions in the first quarter of fiscal 2005. The pharmaceutical industry remains subject to significant overcapacity at a time when low cost suppliers from emerging economies are developing positions in the pharmaceutical supply chain.

Management believes that the new product development sector of the pharmaceutical industry remains active. Synthetech is participating in a variety of early-stage projects, which have traditionally been the source for our future large-scale projects. In addition, we continue to supply products for marketed pharmaceuticals and a marketed cosmeceutical. Our products are key building blocks in a number of drugs currently in mid- to advanced phases of clinical trials. If some of the drugs eventually receive regulatory approvals and achieve successful commercialization this would assist Synthetech in establishing a more stable revenue base. However, the progress and timing of development projects and continued success of marketed products remain outside our control.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.

	Three Months Ended June 30,
	2004	2003
Revenue	100.0%	100.0%
Cost of revenue	90.1	124.1

Gross income (loss)	9.9	(24.1)
Research and development	4.6	11.1
Selling, general and administrative	20.5	27.1

Total operating expenses	25.1	38.2
Operating loss	(15.2)	(62.3)
Interest income	0.3	0.7
Interest expense	(0.1)	(0.1)

Loss before income taxes	(15.0)	(61.7)
Income taxes	--	--

Net loss	(15.0)%	(61.7)%

Revenue

Revenue of $2.7 million in the first quarter of fiscal 2005 increased by $968,000, or 55%, compared to $1.8 million in the first quarter of fiscal 2004. Changes in revenue between the two periods primarily relate to revenue arising from large-scale customer projects.

Revenue from large-scale customer projects was $2.0 million and $1.1 million for the first quarter of fiscal 2005 and 2004, respectively. Large-scale project revenue during the first quarter of fiscal 2005 primarily arose from two ongoing customer projects, both in support of marketed products, which also contributed to revenue from large-scale customer projects in the first quarter of fiscal 2004.

In addition to large-scale projects, a significant number of other customer projects contributed to our revenue during the first quarter of fiscal 2005 and 2004. While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.

International sales, mainly to Europe, were $198,000 for the first quarter of fiscal 2005, compared to $386,000 for the first quarter of fiscal 2004. International sales, like all of our revenue, are subject to significant quarterly fluctuations.

To the extent successful customer projects develop into larger volumes, either during late stage clinical trials, pre-launch or as a marketed product, our per unit pricing may decline. There is a risk that the impact on future sales and profitability from declines in pricing may not be offset by an increase in volume.

The level of Synthetech’s business from period to period is largely unpredictable. Although revenue associated with marketed products is more likely to provide a longer term, on-going revenue stream than revenue associated with drugs at the clinical or discovery stages, continuation of customer demand for our products from customers with marketed products remains subject to various market conditions, including potential use of alternative manufacturing methods, continued market demand for drugs or cosmeceuticals that we support, and competition from other suppliers. Accordingly, while significant orders related to marketed products provide increased and more predictable revenue, we expect revenue related to marketed products and other projects to continue to fluctuate significantly from period to period.

Gross income (loss)

Gross income for the first quarter of fiscal 2005 was $270,000, or 10% of revenue, compared to a gross loss of $428,000, or 24% of revenue, for the first quarter of fiscal 2004. The favorable change in gross income (loss) in the first quarter of fiscal 2005, compared to the first quarter of fiscal 2004, was primarily the result of a 55% increase in revenue. Overall manufacturing costs decreased 3% between the two quarters, primarily as a result of cost control measures implemented during the second quarter of fiscal 2004.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating expenses

R&D Expense. Research and development (R&D) expense in the first quarter of fiscal 2005 was $126,000, or 5% of revenue, compared to $196,000, or 11% of revenue, in the first quarter of fiscal 2004. R&D expense during the first quarter of fiscal 2004 includes approximately $30,000 of employee relocation costs. In addition, the decrease in R&D expense for the first quarter of fiscal 2005, compared to the comparable period of fiscal 2004, reflects an increase in R&D department costs allocated to the manufacture of small scale products, which are reported as a component of cost of revenue when the product is sold.

Synthetech’s R&D department primarily develops processes to produce and optimize the production of our products and their related scale-up to manufacturing quantities.

SG&A Expense. Selling, general and administrative (SG&A) expense in the first quarter of fiscal 2005 was $563,000, or 21% of revenue, compared to $481,000, or 27% of revenue, in the first quarter of fiscal 2004. The increase in SG&A expense for the first quarter of fiscal 2005 compared to the comparable period of fiscal 2004 primarily reflects an increase in costs associated with the hiring of a Director of Business Development for Europe in February 2004 and increased legal and board of director fees.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest income

Interest income in the first quarter of fiscal 2005 was $9,000, compared to $12,000 in the first quarter of fiscal 2004. Synthetech’s interest income is primarily derived from earnings on our cash equivalents. The changes in interest income for the periods presented were due to the amount of cash equivalents and the interest rates in effect during the periods. The average rate of interest earned on Synthetech’s cash and cash equivalents during the first quarter of fiscal 2005 and 2004 was 0.94%.

Income taxes

Based on Synthetech’s recent history of losses, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as a benefit for income taxes, continuing for an uncertain period of time.

Net loss

Net loss for the first quarter of fiscal 2005 was $412,000, or 15% of revenue, compared to a net loss of $1.1 million, or 62% of revenue, for the first quarter of fiscal 2004.

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

The size of customer orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of Synthetech’s products for marketed drugs may provide an opportunity for continuing, longer-term sales. While not subject to the same high cancellation rate faced by discovery and clinical trial-stage drug development programs, the demand for approved drugs remains subject to many uncertainties, including price, side effects, the existence of competing drugs and other factors affecting market acceptance. These factors, which are outside of Synthetech’s control, affect the level of demand for the drug itself and, therefore, the demand for Synthetech’s products. With longer-term, significant or large-scale orders, we expect increased competition to supply these products, which may result in canceled orders or downward price pressure. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes that may not include Synthetech’s products as an intermediate. The international fine chemicals industry, where Synthetech is a niche participant, has been marked by significant overcapacity and a resulting downward pressure on pricing.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $4.0 million at June 30, 2004, compared to $4.3 million at March 31, 2004. At June 30, 2004, Synthetech had working capital of $9.0 million, compared to $9.2 million at March 31, 2004. Synthetech has a $1 million bank line of credit. Interest is payable at the prime rate with an annual facility fee of 0.5 percent. The facility is collateralized by cash and cash equivalents, accounts receivable, inventories and equipment. Financial covenants contained in the agreement require Synthetech to maintain a quick ratio of 1.5 to 1 and a tangible net worth of $19 million. Synthetech had no borrowings outstanding under the credit facility as of June 30, 2004. The credit facility expires in December 2004.

Synthetech used cash in operating activities of $240,000 during the first quarter of fiscal 2005, compared to cash used in operating activities of $1.2 million in the first quarter of fiscal 2004. In the first quarter of fiscal 2005, the primary use of cash from operating activities was the net loss adjusted to exclude the effect of non-cash charges, followed by changes in working capital levels, including accounts receivable, inventories and accounts payable. Accounts receivable increased $487,000 to $1.8 million at June 30, 2004 from $1.3 million at March 31, 2004. The change in accounts receivable between the two periods is primarily due to differences in the timing of shipments. Inventory decreased $230,000 to $3.9 million at June 30, 2004 from $4.2 million at March 31, 2004. The change in inventory between the two periods is consistent with normal levels of inventory fluctuations based on the timing of raw material purchases and customer shipments. Accounts payable of $584,000 at June 30, 2004 was substantially unchanged from the March 31, 2004 balance of $559,000.

Synthetech used $45,000 of cash for capital expenditures during the first quarter of fiscal 2005, compared to $185,000 in the first quarter of fiscal 2004. Synthetech has completed its existing long-term capital plan for its sole facility in Albany, Oregon. Synthetech’s capital plan for fiscal 2005 includes various projects totaling approximately $500,000. Based upon Synthetech’s future financial results management may defer some of these projects to conserve cash. Synthetech expects to finance all capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Cash used in financing activities for the first quarter of fiscal 2005 and 2004 totaled $6,000 and $5,000, respectively, for principal payments under long term debt obligations.

Synthetech incurred significant negative cash flow in fiscal 2004. Although we are unable to predict with certainty future demand (as discussed above), based on the existing state of the fine chemicals industry, our first quarter operating results and our existing order base, we may incur negative cash flow for fiscal 2005, which would adversely affect our cash position.

Notwithstanding the foregoing, Synthetech believes that its existing cash and cash equivalents, its bank line of credit and any funds generated from operations will be sufficient to support its operations for the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that current cash and cash equivalent balances and proceeds from the bank line of credit, together with cash anticipated to be generated from operations, will be sufficient to satisfy our liquidity requirements. Synthetech may not be able to draw under or renew its line of credit or obtain a replacement line of credit on acceptable terms. If sources of liquidity are insufficient, Synthetech may have to seek additional debt or equity financing to satisfy its liquidity requirements, may not be able to obtain adequate or favorable financing and any financing Synthetech obtains may dilute the ownership interests of its shareholders prior to the financing.

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Managements Discussion and Analysis of Financial Condition and Results of

Operations - Contractual Obligations" under Item 7 of our fiscal 2004 Form 10-K. Excluding scheduled maturities, there have been no changes to our debt and operating lease obligations since March 31, 2004. Purchase obligations outstanding as of June 30, 2004 were approximately $120,000.

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

Allowance for Doubtful Accounts

A customer’s creditworthiness is analyzed by a review of a customer’s payment history and financial stability. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of June 30, 2004 and 2003 was $15,000. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

Inventories

Inventories are valued at the lower of cost or market, determined on the first-in first-out (FIFO) basis. Costs include direct material, direct labor, applicable manufacturing overhead, and other direct costs.

Management evaluates Synthetech’s inventory for impairment whenever it becomes aware that indicators of impairment exist. Factors contributing to inventory impairment include, but are not limited to: decreases in selling price; changes in customer specifications; project terminations or holds; variations in material produced by Synthetech from customer specifications; and production costs materially in excess of current market price. It is our policy to write-down inventories to reflect an estimate for impairment in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, an additional inventory write-down may be required in the future. Write-downs of inventory are reported as a component of cost of revenue in the relevant period.

Long-Lived Asset Impairment

Synthetech monitors the recoverability of the carrying value of its long-lived assets such as property, plant and equipment. An impairment charge is recognized when the expected net undiscounted cash flows from an asset’s use (including any proceeds from disposition) are less than the asset’s carrying value and the asset's carrying value exceeds its fair value. Changes in the expected use of a long-lived asset, and the financial performance of the long-lived asset, are evaluated as indicators of possible impairment. Future cash flow value may be based upon appraisals for property, plant and equipment, future cash flow estimates from operating the long-lived assets and other operating considerations. Based on this analysis, Synthetech did not recognize an impairment to long-lived assets during the current period.

Revenue Recognition

Synthetech recognizes revenue, including shipping and handling charges billed to customers, when the following criteria are met:

•	Persuasive evidence of an arrangement exists,
•	Delivery has occurred or services have been rendered,
•	Synthetech’s price to our customer is fixed or determinable, and
•	Collectibility is reasonably assured.

Shipping and handling costs are classified as part of cost of revenue. .

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Synthetech’s primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our cash equivalents. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Synthetech does not invest in derivative financial instruments.

Substantially all of Synthetech’s purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts as of June 30, 2004.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech’s operating results or cash flows.

Item 4. Controls and Procedures

Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that Synthetech’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that material information relating to Synthetech was made known to them by others within Synthetech, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on July 15, 2004 in Portland, Oregon.

1) Election of Directors
All six incumbent directors were reelected without opposition to serve one-year terms in office. The results of this election were as follows:

Name of Director	For	Withheld

Paul C. Ahrens	13,036,935	584,188
David R. Clarke	13,152,086	469,037
Daniel T. Fagan	13,151,386	469,737
Howard L. Farkas	13,140,336	480,787
M. "Sreeni" Sreenivasan	12,949,536	671,587
Charles B. Williams	13,059,886	561,237

2) Ratification of Independent Auditors
The appointment of KPMG LLP as the independent auditors for fiscal year 2005 was ratified. The results of the shareholder vote were as follows:

	For	Against	Abstain
Appointment of KPMG LLP
as independent auditor	13,474,010	119,713	27,400

3) Approval of Synthetech’s 2004 Equity Incentive Plan
The Synthetech 2004 Equity Incentive Plan was not approved by the shareholders. The results of the shareholder vote were as follows:

	For	Against	Abstain	Not Voted
Approval of Synthetech's 2004
Equity Incentive Plan	5,470,882	989,760	123,436	7,037,045

Item 6. Exhibits and Reports on Form 8-K

Exhibits.

Exhibit 3.1	Articles of Incorporation of the Company, as amended, incorporated by reference to the exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991.

Exhibit 3.2	Bylaws of the Company, as amended, incorporated by reference to the exhibits filed with the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001.
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

(b)	Reports on Form 8-K.

On June 8, 2004, Synthetech, Inc. furnished a report on Form 8-K under Item 12 announcing its fiscal 2004 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC.

Date: August 3, 2004	/s/ M. Sreenivasan M. Sreenivasan President & C.E.O.

Date: August 3, 2004	/s/ Gary A. Weber Gary A. Weber Vice President Finance & Chief Financial Officer