Form 10-Q
period 2004-09-30
SYNTHETECH INC
filed 2004-11-08
CIK 749290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class: Common Stock, $0.001 par value
Shares outstanding as of October 29, 2004: 14,463,093

SYNTHETECH, INC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	September 30, 2004	March 31, 2004
Assets

Current Assets:
Cash and cash equivalents	$4,991,000	$4,318,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,129,000	1,282,000
Inventories	3,868,000	4,172,000
Prepaid expenses	98,000	421,000

Total Current Assets	10,086,000	10,193,000

Property, Plant and Equipment, net	11,318,000	11,794,000

Total Assets	$21,404,000	$21,987,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	September 30, 2004	March 31, 2004

Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long term debt	$25,000	$24,000
Accounts payable	530,000	559,000
Accrued compensation	136,000	178,000
Income taxes payable	180,000	180,000
Other accrued liabilities	17,000	35,000

Total Current Liabilities	888,000	976,000

Long Term Debt, net of current portion	39,000	52,000
Other Long Term Liabilities	69,000	52,000

Total Liabilities	996,000	1,080,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,463,000 and 14,452,000 shares	14,000	14,000
Paid-in capital	9,111,000	9,103,000
Deferred compensation	(19,000)	(27,000)
Retained earnings	11,302,000	11,817,000

Total Shareholders' Equity	20,408,000	20,907,000

Total Liabilities and Shareholders' Equity	$21,404,000	$21,987,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2004	2003	2004	2003

Revenue	$2,531,000	$1,843,000	$5,272,000	$3,616,000
Cost of revenue	1,956,000	2,496,000	4,427,000	4,697,000

Gross income (loss)	575,000	(653,000)	845,000	(1,081,000)

Research and development	158,000	176,000	284,000	372,000
Selling, general and administrative	528,000	403,000	1,091,000	884,000

Total operating expenses	686,000	579,000	1,375,000	1,256,000

Operating loss	(111,000)	(1,232,000)	(530,000)	(2,337,000)

Interest income	10,000	8,000	19,000	20,000
Interest expense	(2,000)	(2,000)	(4,000)	(4,000)

Loss before income taxes	(103,000)	(1,226,000)	(515,000)	(2,321,000)

Benefit for income taxes	--	--	--	--

Net loss	$(103,000)	$(1,226,000)	$(515,000)	$(2,321,000)

Net loss per common share:
Basic and diluted loss per share	$(0.01)	$(0.09)	$(0.04)	$(0.16)

Weighted average shares outstanding:
Basic and diluted	14,457,443	14,345,372	14,454,933	14,342,274

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Six Month Period Ended September 30,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(515,000)	$(2,321,000)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation expense	535,000	536,000
Loss on retirement of equipment	--	5,000
Amortization of deferred compensation	8,000	8,000

(Increase) decrease in assets:
Accounts receivable, net	153,000	(3,000)
Inventories	304,000	(304,000)
Prepaid expenses	323,000	297,000

Increase (decrease) in liabilities:
Accounts payable	(29,000)	(40,000)
Accrued compensation	(42,000)	(10,000)
Other accrued liabilities	(18,000)	(34,000)
Other long term liabilities	17,000	15,000

Cash Provided By (Used In) Operating Activities	736,000	(1,851,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(59,000)	(285,000)

Cash Used In Investing Activities	(59,000)	(285,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt obligations	(12,000)	(11,000)
Purchase of common stock	(2,000)	--
Proceeds from stock option exercises	--	6,000
Proceeds from stock purchase plan	10,000	9,000

Cash Provided By (Used In) Financing Activities	(4,000)	4,000

Increase (Decrease) in Cash and Cash Equivalents	673,000	(2,132,000)

Cash and Cash Equivalents at Beginning of Period	4,318,000	5,965,000

Cash and Cash Equivalents at End of Period	$4,991,000	$3,833,000

Non-Cash Financing Activities:
Forfeiture of stock options issued below fair value	--	$21,000
Deferred compensation on stock options granted
below fair value	--	$6,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of September 30, 2004 and for the three and six-month periods ended September 30, 2004 is unaudited)

NOTE A.	GENERAL AND BUSINESS

        Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, and proprietary custom chiral intermediates primarily for the pharmaceutical and cosmeceutical industries. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic small molecule drugs at every stage of a customer’s clinical development pipeline, and are used as ingredients in drugs for the treatment of AIDS, cancer, cardiovascular and other diseases, and in cosmeceuticals.

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. Synthetech’s management suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in the Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2004.

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

Cash and cash equivalents consist of the following:

	September 30, 2004	March 31, 2004

Cash	$1,080,000	$229,000
Cash equivalents	3,911,000	4,089,000

	$4,991,000	$4,318,000

        Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of September 30, 2004 and March 31, 2004 was $15,000.

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

        Stock Based Compensation: In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of Financial Accounting Standards Board (FASB) Statement No. 123" (SFAS 148) and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), Synthetech’s pro forma option expense is computed using the Black-Scholes option pricing model.

As permitted by SFAS No. 123, as amended by SFAS No. 148, Synthetech has elected to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option plan and employee stock purchase plan (ESPP). Synthetech is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its stock based compensation plans. Synthetech is required by SFAS No. 123 to present, in the Notes to Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123. Compensation expense is recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. Resulting compensation expense is recognized over the vesting period.

Synthetech is presenting the following table to illustrate the effect on the net loss and net loss per share if it had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(103,000)	$(1,226,000)	$(515,000)	$(2,321,000)
Add: Stock-based employee
compensation expense included in
reported net loss, net of related
tax effects	4,000	4,000	8,000	8,000

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	(56,000)	(43,000)	(96,000)	(75,000)

Pro forma net loss	$(155,000)	$(1,265,000)	$(603,000)	$(2,388,000)

Net loss per share:
Basic and Diluted - as reported	$(0.01)	$(0.09)	$(0.04)	$(0.16)

Basic and Diluted - pro forma	$(0.01)	$(0.09)	$(0.04)	$(0.17)

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions. No stock options were granted by Synthetech during the three months ended September 30, 2004.

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Stock Options:
Dividend yield	--	None	None	None
Expected volatility	--	50%	58%	50%
Risk-free interest rate	--	3.50%	3.91%	3.50%
Expected life (in years)	--	7.00	7.00	7.00
Weighted-Average fair value of stock
options granted
At market value	--	$0.44	$0.44	$0.70
Below market value	--	$0.68	$0.68	$0.68
All options granted	--	$0.54	$0.54	$0.69

ESPP:
Dividend yield	None	None	None	None
Expected volatility	68%	36%	68%	36%
Risk-free interest rate	0.67%	0.90%	0.67%	0.90%
Expected life (in years)	0.50	0.50	0.50	0.50
Weighted-Average fair value of
purchase rights granted	$0.69	$0.25	$0.69	$0.25

NOTE C.	STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Interest	$2,000	$2,000	$4,000	$4,000

NOTE D.	COMPREHENSIVE INCOME OR LOSS

Synthetech has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive net income or loss was equal to net income or loss for all periods presented.

NOTE E.	EARNINGS (LOSS) PER SHARE

Basic loss per share (EPS) is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three month and six month periods ended September 30, 2004, the weighted average shares used to compute diluted loss per share did not differ from the weighted average shares used to compute basic loss per share.

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Common stock options outstanding	1,229,000	1,181,000	1,229,000	1,181,000

NOTE F.	INVENTORIES

The major components of inventories, net of reserves, are as follows:

	September 30, 2004	March 31, 2004

Finished products	$2,102,000	$2,012,000
Work in process	716,000	913,000
Raw materials	1,050,000	1,247,000

	$3,868,000	$4,172,000

NOTE G.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2004	March 31, 2004

Land	$241,000	$241,000
Buildings	6,846,000	6,841,000
Machinery and equipment	14,650,000	14,581,000
Laboratory equipment	1,011,000	1,005,000
Furniture and fixtures	400,000	380,000
Vehicles	151,000	151,000
Construction in Progress	--	43,000

	23,299,000	23,242,000
Less:
Accumulated depreciation	11,981,000	11,448,000

	$11,318,000	$11,794,000

NOTE H.	LINE OF CREDIT

        During the third quarter of fiscal 2004, Synthetech entered into a line of credit facility with a bank that provides for borrowings of up to $1 million. Interest is payable at prime with an annual facility fee of 0.5 percent. The agreement is collateralized by cash and cash equivalents, accounts receivable, inventories and equipment. The agreement requires Synthetech to maintain various financial and other covenants. The line of credit has a one-year term and expires in December 2004. As of September 30, 2004, Synthetech had no borrowings outstanding under the credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding: our future operating results, including margins in future periods and our expected results for the third and fourth quarters of fiscal 2005; customer completion of a New Drug Application, obtaining regulatory approval for new drugs and other matters relating to drug development progress; results of cost cutting measures; expected shipping dates; projected revenue from large-scale customer projects; increasing competition from developing countries; financing our current and future capital expenditures; management statements regarding market conditions including the status of the new product development sector of the pharmaceutical industry; the financial effect on us of successful commercialization of customer drug development projects; the effect any change in foreign currency exchange rates would have on our operating results; adequacy of our cash and cash equivalents, borrowing capacity including our ability to renew our credit facility and internally generated funds to operate our business for the next twelve months; and our ability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties include, but are not limited to, the following: the uncertain market for our products, potential loss of a significant customer, customer concentration, potential termination or suspension by customers of significant projects, potential period-to-period revenue or expense fluctuations, higher than expected cash use, or ability to borrow funds under our line of credit, production factors, industry cost factors, competition, government regulation, labor disputes, technological change, and international business risks. Investors are directed to our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, as amended, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech will not release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that Synthetech files from time to time with the Securities and Exchange Commission.

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

Synthetech continued to face difficult market conditions in the second quarter of fiscal 2005. The pharmaceutical industry remains subject to significant overcapacity at a time when low cost suppliers from emerging economies are developing positions in the pharmaceutical supply chain resulting in downward pressure on pricing. We expect that revenue will be substantially lower than usual for the third quarter of fiscal 2005 before improving in the fourth quarter.

During the second quarter of fiscal 2005, Synthetech entered into a manufacturing agreement to prepare three validation batches and submit a Drug Master File (DMF) to the Food and Drug Administration for an advanced cGMP intermediate. This will support a customer’s New Drug Application (NDA) in calendar 2005. Synthetech also received an order for validation batches to supply a key starting material for another customer’s drug under development which is expected to be filed for regulatory approval in calendar 2005. Combined, these orders represent $1.1 million of revenue expected to ship during the second half of fiscal 2005, with shipments predominantly weighted towards our fiscal fourth quarter ending March 31, 2005.

Management anticipates that Synthetech’s revenue will continue to be volatile from period to period. Variability in Synthetech’s level of revenue is primarily based on our participation in large-scale customer projects and the timing of shipments arising from these projects. Synthetech operates in a challenging business environment, characterized by the unpredictable dynamics and life cycle of pharmaceutical projects, which can lead to rapid fluctuations in the mix of projects and revenues. As the uncertainties inherent in drug development projects remain outside of Synthetech’s control, it is difficult to predict the progress, timing and revenue potential of these projects.

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

Percentage of Revenue

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	77.3	135.4	84.0	(129.9)

Gross income (loss)	22.7	(35.4)	16.0	(29.9)

Research and development	6.2	9.5	5.4	10.3
Selling, general and administrative	20.9	21.9	20.7	24.4

Total operating expenses	27.1	31.4	26.1	34.7

Operating loss	(4.4)	(66.8)	(10.1)	(64.6)

Interest income	0.4	0.4	0.4	0.6
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)

Loss before income taxes	(4.1)	(66.5)	(9.8)	(64.1)

Benefit for income taxes	--	--	--	--

Net loss	(4.1)%	(66.5)%	(9.8)%	(64.1)%

Revenue

Revenue of $2.5 million in the second quarter of fiscal 2005 increased by $688,000, or 37%, from revenue of $1.8 million in the second quarter of fiscal 2004. Revenue of $5.3 million in the first half of fiscal 2005 increased by $1.7 million, or 46%, from revenue of $3.6 million in the first half of fiscal 2004.

Revenue from large-scale customer projects was $1.1 million and $3.2 million in the second quarter and first half of fiscal 2005, respectively, compared to $1.1 million and $2.1 million in the same periods of fiscal 2004. Large-scale project revenue during the first half of fiscal 2005 included revenue from four ongoing customer projects compared to two large-scale projects in the comparable period of fiscal 2004. Revenue in the second quarter and first half of fiscal 2005 and 2004 included a large-scale customer project in support of an established product in the cosmeceutical sector. A cosmeceutical is a product that makes no therapeutic claims but is intended for topical use by humans.

In addition to large-scale projects, a significant number of other customer projects contributed to revenue during the second quarter and first half of fiscal 2005 and 2004. While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.

International sales, mainly to Europe, were $620,000 and $818,000 for the second quarter and first half of fiscal 2005, respectively, compared to $585,000 and $971,000 for the second quarter and first half of fiscal 2004, respectively. International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income (loss)

Gross income for the second quarter of fiscal 2005 was $575,000, or 23% of revenue, compared to a gross loss of $653,000, or 35% of revenue, for the second quarter of fiscal 2004. Gross income for the first half of fiscal 2005 was $845,000 or 16% of revenue, compared to a gross loss of $1.1 million, or 30% of revenue, for the comparable period of fiscal 2004.

Compared to the second quarter and first half of fiscal 2004, the comparable periods of fiscal 2005 benefited from a higher level of sales, a favorable mix of projects with above average margins and from cost controls. However, for the level of revenue reported in the second quarter, we typically would not expect gross income to be this high.

In the second quarter and first half of fiscal 2005, costs incurred by Synthetech’s manufacturing departments decreased by approximately $420,000 and $480,000, respectively, compared to the comparable periods of fiscal 2004, largely due to a decrease in labor and maintenance costs. In response to difficult business conditions, Synthetech reduced its workforce during the second quarter of fiscal 2004 and has implemented other cost reduction measures. Cost reductions achieved in the second quarter of fiscal 2005 are not expected to continue at this level in future quarters.

Gross income for the second quarter and first half of fiscal 2005 reflects charges for impaired inventory of $184,000 and $397,000, respectively. This compares to charges for impaired inventory of $389,000 and $583,000 in the comparable periods of 2004. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes to exceed the selling price for the initial batches of product, which results in an inventory write-off. The international fine chemicals industry has been marked by overcapacity and a resulting downward pressure on pricing. It remains difficult to rework certain materials on a cost effective basis.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense. Research and development (R&D) expense in the second quarter of fiscal 2005 was $158,000, or 6% of revenue, compared to $176,000, or 10% of revenue, in the second quarter of fiscal 2004. R&D expense in the first half of fiscal 2005 was $284,000, or 5% of revenue, compared to $372,000, or 10% of revenue, for the comparable period of fiscal 2004.

The decrease in R&D expense for the second quarter and first half of fiscal 2005, compared to the comparable periods of fiscal 2004 is primarily associated with a decrease in labor costs between the periods. The decrease in labor costs is composed of salary reductions that were implemented late in the second quarter of fiscal 2004 and changes in staffing levels that reduced both labor and related expenses. The first quarter and first half of fiscal 2004 include approximately $30,000 of employee relocation costs.

Synthetech’s R&D department primarily develops processes to produce and optimize the production of our products and their related scale-up to manufacturing quantities.

SG&A Expense. Selling, general and administrative (SG&A) expense in the second quarter of fiscal 2005 was $528,000, or 21% of revenue, compared to $403,000, or 22% of revenue, in the second quarter of fiscal 2004. SG&A expense in the first half of fiscal 2005 was $1.1 million or 21% of revenue, compared to $884,000, or 24% of revenue, for the comparable period of fiscal 2004.

The increase in SG&A expense in the second quarter and first half of fiscal 2005, compared to the same periods in fiscal 2004 is primarily due to an increase in Synthetech’s marketing activities including the additions of a Director of Business Development in August 2003 and a Director of business Development for Europe in February 2004. In addition, Board of Director fees and related costs, and fees for legal services have increased $54,000 for the six month period ended September 30, 2004 compared to the comparable period of the prior year.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest Income

Interest income in the second quarter and first half of fiscal 2005 was $10,000 and $19,000, respectively, compared to $8,000 and $20,000, respectively, in the comparable periods of fiscal 2004. Synthetech’s interest income is primarily derived from earnings on our cash equivalents. The changes in interest income for the periods presented were due to the amount of cash equivalents and the interest rates in effect during the periods. Average rates of interest earned on Synthetech’s cash equivalents during the first six months of fiscal 2005 were 1.01%, compared to 0.88% during the comparable period of fiscal 2004.

Interest expense

Interest expense was $2,000 and $4,000, respectively, for the second quarter and first half of both fiscal 2005 and 2004.

Benefit for Income Taxes

Based on Synthetech’s recent history of losses, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as a benefit for income taxes, continuing for an uncertain period of time.

Net Loss

Net loss for the second quarter of fiscal 2005 was $103,000, or 4% of revenue, compared to a net loss of $1.2 million, or 67% of revenue, for the second quarter of fiscal 2004. Net loss for the first half of fiscal 2005 was $515,000, or 10% of revenue, compared to a net loss of $2.3 million, or 64% of revenue, for the comparable period of fiscal 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $5.0 million at September 30, 2004, compared to $4.3 million at March 31, 2004. At September 30, 2004 and March 31, 2004, Synthetech had working capital of $9.2 million. Synthetech has a $1 million bank line of credit. Interest is payable at the prime rate with an annual facility fee of 0.5 percent. The facility is collateralized by cash and cash equivalents, accounts receivable, inventories and equipment. Financial covenants contained in the agreement require Synthetech to maintain a quick ratio of 1.5 to 1 and a tangible net worth of $19 million. Synthetech had no borrowings outstanding under the credit facility as of September 30, 2004. The credit facility expires in December 2004. Management expects to renew the credit facility.

Synthetech generated cash from operating activities of $736,000 during the first half of fiscal 2005, compared to cash used in operating activities of $1.9 million in the first half of fiscal 2004. In the first half of fiscal 2005, the primary use of cash from operating activities was the net loss of $515,000 which was offset by non-cash charges for depreciation of $535,000 and amortization of deferred compensation of $8,000. Reductions in prepaid expenses, inventories and accounts receivable were the primary sources of cash flow derived from operating activities. Accounts receivable decreased $153,000 to $1.1 million at September 30, 2004 from $1.3 million at March 31, 2004. The change in accounts receivable between the two periods is primarily due to differences in the timing of shipments. Inventory decreased $304,000 to $3.9 million at September 30, 2004 from $4.2 million at March 31, 2004. The change in inventory between the two periods is consistent with normal levels of inventory fluctuations based on the timing of raw material purchases and customer shipments. Accounts payable of $530,000 at September 30, 2004 decreased slightly from the March 31, 2004 balance of $559,000.

Synthetech used $59,000 of cash for capital expenditures during the first half of fiscal 2005, compared to $285,000 in the first half of fiscal 2004. Synthetech has completed its existing long-term capital plan for its sole facility in Albany, Oregon. Synthetech’s revised capital plan for fiscal 2005 includes various projects totaling approximately $350,000. Based upon Synthetech’s future financial results management may defer some of these projects to conserve cash. Synthetech expects to finance all capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Cash used in financing activities for the first half of fiscal 2005 totaled $4,000 compared to cash provided by financing activities of $4,000 in the first half of fiscal 2004.

Synthetech incurred significant negative cash flow in fiscal 2004. Although we are unable to predict with certainty future demand (as discussed above), based on the existing state of the fine chemicals industry, our first half operating results and our existing order base, we expect to incur negative cash flow for fiscal 2005, which would adversely affect our cash position.

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

Allowance for Doubtful Accounts

A customer’s creditworthiness is analyzed by a review of a customer’s payment history and financial stability. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of September 30, 2004 and March 31, 2004 was $15,000. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Substantially all of Synthetech’s purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts as of September 30, 2004.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech’s operating results or cash flows.

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

There has been no change in our internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

The following table provides information as of September 30, 2004 with respect to the shares of common stock repurchased by Synthetech during the second quarter of fiscal 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share
August 1-31, 2004	2,500 (1)	$ 0.88

(1)  Synthetech has no repurchase plans or programs.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit 3.1	Articles of Incorporation of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
Exhibit 3.2	Bylaws of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001).
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC.
(Registrant)

Date: November 5, 2004	/s/ M. Sreenivasan M. Sreenivasan President & C.E.O.

Date: November 5, 2004	/s/ Gary A. Weber Gary A. Weber Vice President Finance & Chief Financial Officer