Form 10-Q
period 2004-12-31
SYNTHETECH INC
filed 2005-02-14
CIK 749290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to_____________

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

Class: Common Stock, $0.001 par value Shares outstanding as of February 14, 2005: 14,463,093

SYNTHETECH, INC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	December 31, 2004	March 31, 2004
Assets

Current Assets:
Cash and cash equivalents	$3,507,000	$4,318,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	812,000	1,282,000
Inventories	4,223,000	4,172,000
Prepaid expenses	514,000	421,000

Total Current Assets	9,056,000	10,193,000

Property, Plant and Equipment, net	11,053,000	11,794,000

Total Assets	$20,109,000	$21,987,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	December 31, 2004	March 31, 2004

Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long term debt	$25,000	$24,000
Accounts payable	476,000	559,000
Accrued compensation	150,000	178,000
Income taxes payable	180,000	180,000
Other accrued liabilities	22,000	35,000

Total Current Liabilities	853,000	976,000

Long Term Debt, net of current portion	33,000	52,000
Other Long Term Liabilities	78,000	52,000

Total Liabilities	964,000	1,080,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,463,000 and 14,452,000 shares	14,000	14,000
Paid-in capital	9,110,000	9,103,000
Deferred compensation	(14,000)	(27,000)
Retained earnings	10,035,000	11,817,000

Total Shareholders' Equity	19,145,000	20,907,000

Total Liabilities and Shareholders' Equity	$20,109,000	$21,987,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003

Revenue	$1,181,000	$2,914,000	$6,453,000	$6,530,000
Cost of revenue	1,675,000	2,612,000	6,102,000	7,309,000

Gross income (loss)	(494,000)	302,000	351,000	(779,000)

Research and development	190,000	167,000	474,000	539,000
Selling, general and administrative	599,000	489,000	1,690,000	1,373,000

Total operating expenses	789,000	656,000	2,164,000	1,912,000

Operating loss	(1,283,000)	(354,000)	(1,813,000)	(2,691,000)

Interest income	17,000	6,000	36,000	26,000
Interest expense	(1,000)	(2,000)	(5,000)	(6,000)

Loss before income taxes	(1,267,000)	(350,000)	(1,782,000)	(2,671,000)

Benefit for income taxes	--	--	--	--

Net loss	$(1,267,000)	$(350,000)	$(1,782,000)	$(2,671,000)

Net loss per common share:
Basic and diluted loss per share	$(0.09)	$(0.02)	$(0.12)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	14,463,093	14,364,442	14,457,663	14,344,626

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Nine Month Period Ended December 31,	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,782,000)	$(2,671,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	806,000	806,000
Loss on retirement of equipment	--	9,000
Amortization of deferred compensation	12,000	12,000

(Increase) decrease in assets:
Accounts receivable, net	470,000	221,000
Inventories	(51,000)	(290,000)
Prepaid expenses	(93,000)	(172,000)
Increase (decrease) in liabilities:
Accounts payable	(83,000)	356,000
Accrued compensation	(28,000)	5,000
Other accrued liabilities	(13,000)	(42,000)
Other long term liabilities	26,000	22,000

Cash used in Operating Activities	(736,000)	(1,744,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(65,000)	(356,000)

Cash Used In Investing Activities	(65,000)	(356,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt obligations	(18,000)	(16,000)
Repurchase of common stock	(2,000)	--
Proceeds from stock option purchases	--	8,000
Proceeds from stock purchases	10,000	9,000

Cash Provided By (Used In) Financing Activities	(10,000)	1,000

Decrease in Cash and Cash Equivalents	(811,000)	(2,099,000)

Cash and Cash Equivalents at Beginning of Period	4,318,000	5,965,000

Cash and Cash Equivalents at End of Period	$3,507,000	$3,866,000

Non-Cash Financing Activities:
Forfeiture of stock options issued below fair value	$1,000	$21,000
Deferred compensation on stock options granted
below fair value	--	$6,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of December 31, 2004 and for the three and nine-month periods ended December 31, 2004 is unaudited)

NOTE A.	GENERAL AND BUSINESS

        Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, and proprietary custom chiral intermediates primarily for the pharmaceutical and cosmeceutical industries. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic small molecule drugs at every stage of a customer’s clinical development pipeline, and are used as ingredients in drugs for the treatment of AIDS, cancer, cardiovascular and other diseases, and in cosmeceuticals. A cosmeceutical is a product that makes no therapeutic claims, but is intended for topical use by humans.

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

Cash and cash equivalents consist of the following:

	December 31, 2004	March 31, 2004

Cash	$129,000	$229,000
Cash equivalents	3,378,000	4,089,000

	$3,507,000	$4,318,000

        Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of December 31, 2004 and March 31, 2004 was $15,000.

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

Stock-Based Compensation: In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of Financial Accounting Standards Board (FASB) Statement No. 123” (SFAS 148) and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), Synthetech’s pro forma option expense is computed using the Black-Scholes option pricing model.

As permitted by SFAS No. 123, as amended by SFAS No. 148, Synthetech has elected to continue to apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option plan and employee stock purchase plan (ESPP). Synthetech is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its stock-based employee compensation plans. Synthetech is required by SFAS No. 123 to present, in the Notes to Financial Statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123. Compensation expense is recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. Resulting compensation expense is recognized over the vesting period.

The following table illustrates the effect on the net loss and net loss per share if Synthetech had applied the fair value recognition provisions of SFAS 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net loss, as reported	$(1,267,000)	$(350,000)	$(1,782,000)	$(2,671,000)
Add: Stock-based employee
compensation expense included in
reported net loss, net of related
tax effects	4,000	4,000	12,000	12,000

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	(50,000)	(43,000)	(146,000)	(118,000)

Pro forma net loss	$(1,313,000)	$(389,000)	$(1,916,000)	$(2,777,000)

Net loss per share:
Basic and Diluted - as reported	$(0.09)	$(0.02)	$(0.12)	$(0.19)

Basic and Diluted - pro forma	$(0.09)	$(0.03)	$(0.13)	$(0.19)

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions. No stock options were granted during the three months ended December 31, 2003. No ESPP shares were granted during the three months ended December 31, 2004, or 2003.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Stock Options:
Dividend yield	-	-	-	-
Expected volatility	61%	-	58%	50%
Risk-free interest rate	3.91%	-	3.91%	3.50%
Expected life (in years)	7.00	-	7.00	7.00
Weighted-Average fair value of stock
options granted
At market value	$0.53	-	$1.06	$0.69
Below market value	-	-	-	$0.68
All options granted	$0.53	-	$1.06	$0.69

ESPP:
Dividend yield	-	-	-	-
Expected volatility	-	-	68%	36%
Risk-free interest rate	-	-	0.67%	0.95%
Expected life (in years)	-	-	0.50	0.50
Weighted-Average fair value of
purchase rights granted	-	-	$0.69	$0.25

NOTE C.	STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Interest	$1,000	$2,000	$5,000	$6,000

NOTE D.	COMPREHENSIVE INCOME OR LOSS

Synthetech has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive net income or loss was equal to net income or loss for all periods presented.

NOTE E.	EARNINGS (LOSS) PER SHARE

Basic loss per share (EPS) is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three month and nine month periods ended December 31, 2004 and 2003, the weighted average shares used to compute diluted loss per share did not differ from the weighted average shares used to compute basic loss per share.

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
Common stock options outstanding	1,245,000	1,109,000	1,245,000	1,109,000

NOTE F.	INVENTORIES

The major components of inventories, net of reserves, are as follows:

	December 31, 2004	March 31, 2004

Finished products	$2,221,000	$2,012,000
Work in process	922,000	913,000
Raw materials	1,080,000	1,247,000

	$4,223,000	$4,172,000

NOTE G.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2004	March 31, 2004

Land	$241,000	$241,000
Buildings	6,846,000	6,841,000
Machinery and equipment	14,652,000	14,581,000
Laboratory equipment	1,011,000	1,005,000
Furniture and fixtures	400,000	380,000
Vehicles	151,000	151,000
Construction in Progress	-	43,000

	23,301,000	23,242,000
Less:
Accumulated depreciation	12,248,000	11,448,000

	$11,053,000	$11,794,000

NOTE H.	LINE OF CREDIT

Synthetech’s bank line of credit provides for borrowings of up to $1 million. Interest is payable at prime with an annual facility fee of 0.5 percent. The agreement is collateralized by cash and cash equivalents, accounts receivable, inventory and equipment. The agreement requires Synthetech to maintain various financial and other covenants. The line of credit has a one-year term and expires in December 2005. As of December 31, 2004, Synthetech had no borrowings outstanding under the credit agreement and was in compliance with all covenants.

NOTE I.	RELATED PARTY TRANSACTIONS

Synthetech has engaged Mr. Paul Ahrens, Chairman of the Board, and Mr. David Clarke, Director, to assist with Synthetech’s marketing and strategic development efforts. Fees incurred by Synthetech under these arrangements during the first nine months of fiscal 2005 were $40,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding: our future operating results, including our large-scale project revenue for the fourth quarter of fiscal 2005; customer completion of a New Drug Application; obtaining regulatory approval for new drugs and other matters relating to drug development progress; expected shipping dates; financing our current and future capital expenditures; the financial effect on us of successful commercialization of customer drug development projects; the effect any change in foreign currency exchange rates would have on our operating results; the adequacy of our cash and cash equivalents, borrowing capacity including our ability to draw on our credit facility and internally generated funds to operate our business for the next twelve months; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management’s expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects; potential period-to-period revenue or expense fluctuations; higher than expected cash use, or inability to borrow funds under our line of credit; production factors; industry cost factors; competition; government regulation; labor disputes; technological change; and international business risks. Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2004, as amended, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Synthetech continues to face difficult market conditions. The pharmaceutical industry remains subject to significant overcapacity at a time when low cost suppliers from emerging economies are developing positions in the pharmaceutical supply chain that are resulting in downward pressure on pricing.

Revenue in the third quarter of fiscal 2005 was $1.2 million. Our quarterly results fluctuate significantly, primarily as a result of the progress on and timing of customer orders relating to large-scale projects. The level of revenue for the current quarter is near the lower end of our range of quarterly revenues since fiscal year 2001.

Management expects that, compared to the third quarter of fiscal 2005, revenue will improve significantly in the fourth quarter of fiscal 2005. As of February 10, 2005, our revenues relating to large-scale project shipments already made during the fourth quarter of fiscal 2005 and our backlog relating to large-scale projects scheduled for shipment during the fourth quarter, totaled approximately $2.3 million. In addition, we continue to be active in supplying smaller orders of key intermediates for several early stage drug development projects. Management is currently unable to forecast with reasonable certainty Synthetech’s revenues relating to large-scale projects beyond the fourth quarter of fiscal 2005.

During the second quarter of fiscal 2005, Synthetech entered into a manufacturing agreement to prepare three validation batches and submit a Drug Master File to the Food and Drug Administration for an advanced cGMP intermediate. This agreement will support a customer’s New Drug Application expected to be filed in calendar 2005. We shipped the first validation batch during the third quarter of fiscal 2005. Synthetech has also received orders for validation batches to supply a key starting material for another customer’s drug under development, which is expected to be filed for regulatory approval in calendar 2005. Synthetech has supported both of these projects for numerous years as they have progressed through the pharmaceutical development cycle.

Management anticipates that Synthetech’s revenue will continue to be volatile from period to period, primarily due to the level of revenue from, and the timing of shipments relating to, large-scale projects. Synthetech operates in a challenging business environment, characterized by the unpredictable dynamics and life cycle of pharmaceutical projects, which can lead to rapid fluctuations in the mix of projects and revenues. As the uncertainties inherent in drug development projects remain outside of Synthetech’s control, it is difficult to predict the progress, timing and revenue potential of these projects.

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

Percentage of Revenue

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2004	2003	2004	2003
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	141.8	89.6	94.6	111.9

Gross income (loss)	(41.8)	10.4	5.4	(11.9)

Research and development	16.1	5.7	7.3	8.3
Selling, general and administrative	50.7	16.8	26.2	21.0

Total operating expenses	66.8	22.5	33.5	29.3

Operating loss	(108.6)	(12.1)	(28.1)	(41.2)

Interest income	1.4	0.1	0.6	0.4
Interest expense	(0.1)	-	(0.1)	(0.1)

Loss before income taxes	(107.3)	(12.0)	(27.6)	(40.9)

Benefit for income taxes	-	-	-	-

Net loss	(107.3)%	(12.0)%	(27.6)%	(40.9)%

Revenue

Revenue of $1.2 million in the third quarter of fiscal 2005 decreased by $1.7 million, or 59%, from revenue of $2.9 million in the third quarter of fiscal 2004. Revenue for the first nine months of fiscal 2005 and 2004 was $6.5 million.

The size and timing of large-scale customer projects can cause significant fluctuations in quarter to quarter revenue. Revenue from large-scale customer projects was $563,000 and $3.7 million in the third quarter and first nine months of fiscal 2005, respectively, compared to $2.1 million and $4.2 million in the same periods of fiscal 2004. Revenue in the third quarter of fiscal 2005 was comprised of two large-scale projects and numerous smaller projects. Large-scale project revenue during the first nine months of fiscal 2005 included revenue from five customer projects compared to three large-scale projects in the comparable period of fiscal 2004. Revenue in the first nine months of fiscal 2005 and 2004 and the third quarter of fiscal 2004 included a large-scale customer project in support of an established product in the cosmeceutical sector. A cosmeceutical is a product that makes no therapeutic claims but is intended for topical use by humans. Synthetech is uncertain if future sales in support of this particular cosmeceutical will continue.

In addition to large-scale projects, a significant number of other customer projects contributed to revenue during the third quarter and first nine months of fiscal 2005 and 2004. While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers. Synthetech’s large-scale projects typically originate from the company’s portfolio of successful small-scale early stage drug development projects.

International sales, mainly to Europe, were $520,000 and $1.3 million in the third quarter and first nine months of fiscal 2005, respectively, compared to $399,000 and $1.4 million in the third quarter and first nine months of fiscal 2004, respectively. International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income (loss)

The gross loss in the third quarter of fiscal 2005 was $494,000, or 42% of revenue, compared to gross income of $302,000, or 10% of revenue, in the third quarter of fiscal 2004. Gross income for the first nine months of fiscal 2005 was $351,000, or 5% of revenue, compared to a gross loss of $779,000, or 12% of revenue, in the first nine months of fiscal 2004.

Manufacturing department costs incurred during the third quarter of fiscal 2005 were comparable to costs incurred during the third quarter of fiscal 2004. The low amount of revenue in the third quarter of fiscal 2005 was inadequate to generate sufficient margins to offset manufacturing costs directly charged to cost of revenue. The gross loss in the third quarter of fiscal 2005 reflects charges for impaired inventory of $393,000 compared to charges for impaired inventory of $224,000 in the third quarter of fiscal 2004.

The first nine months of fiscal 2005 benefited from both a favorable mix of projects and reduced manufacturing costs, compared to the first nine months of fiscal 2004. In the first nine months of fiscal 2005, costs incurred by Synthetech’s manufacturing departments decreased by approximately $480,000, compared to the first nine months of fiscal 2004, largely due to a decrease in labor and maintenance costs. In response to difficult business conditions, Synthetech reduced its workforce during the second quarter of fiscal 2004.

Gross income for the first nine months of fiscal 2005 reflects charges for impaired inventory of $790,000, compared to charges for impaired inventory of $807,000 in the first nine months of fiscal 2004. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes to exceed the selling price for the initial batches of product, which results in an inventory write-off. The international fine chemicals industry has been marked by overcapacity and a resulting downward pressure on pricing. It remains difficult to rework certain materials on a cost effective basis.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense. Research and development (R&D) expense in the third quarter of fiscal 2005 was $190,000, or 16% of revenue, compared to $167,000, or 6% of revenue, in the third quarter of fiscal 2004. R&D expense in the first nine months of fiscal 2005 was $474,000, or 7% of revenue, compared to $539,000, or 8% of revenue, in the first nine months of fiscal 2004.

The increase in R&D expense in the third quarter of fiscal 2005, compared to the third quarter of fiscal 2004 is primarily due to an increase in expenditures for laboratory supplies. The decrease in R&D expense for the first nine months of fiscal 2005, compared to the first nine months of fiscal 2004 is primarily due to a decrease in labor costs. The decrease in labor costs is due to salary reductions that were implemented late in the second quarter of fiscal 2004 and changes in staffing levels that reduced both labor and related expenses partially offset by $30,000 of employee relocation costs.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.

SG&A Expense. Selling, general and administrative (SG&A) expense in the third quarter of fiscal 2005 was $599,000, or 51% of revenue, compared to $489,000, or 17% of revenue, in the third quarter of fiscal 2004. SG&A expense in the first nine months of fiscal 2005 was $1.7 million or 26% of revenue, compared to $1.4 million, or 21% of revenue, in the first nine months of fiscal 2004.

The increase in SG&A expense in the third quarter and first nine months of fiscal 2005, compared to the same periods in fiscal 2004 is primarily due to an increase in Synthetech’s marketing activities including the additions of a Director of Business Development in August 2003 and a Director of Business Development for Europe in February 2004. In addition, in response to the more demanding corporate governance environment our Board of Director fees and related costs, and fees for legal services have increased approximately $80,000 in the first nine month of fiscal 2005, compared to the first nine months of fiscal 2004.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest Income

Interest income in the third quarter and first nine months of fiscal 2005 was $17,000 and $36,000, respectively, compared to $6,000 and $26,000, respectively, in the same periods in fiscal 2004. Synthetech’s interest income is primarily derived from earnings on our cash equivalents. The changes in interest income for the periods presented were due to the amount of cash equivalents and the interest rates in effect during the periods. The average rate of interest earned on Synthetech’s cash equivalents during the first nine months of fiscal 2005 was 1.16%, compared to 0.87% during the first nine months of fiscal 2004.

Interest expense

Interest expense in the third quarter and first nine months of fiscal 2005 was $1,000 and $5,000, respectively, compared to $2,000 and $6,000, respectively, in the same periods in fiscal 2004.

Benefit for Income Taxes

Based on Synthetech’s recent history of losses, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as a benefit for income taxes, continuing for an uncertain period of time.

Net Loss

Net loss in the third quarter of fiscal 2005 was $1.3 million, or 107% of revenue, compared to a net loss of $350,000, or 12% of revenue, in the third quarter of fiscal 2004. Net loss for the first nine months of fiscal 2005 was $1.8 million, or 28% of revenue, compared to a net loss of $2.7 million, or 41% of revenue, in the first nine months of fiscal 2004.

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

The three stages of the drug development process include: R&D or discovery stage; clinical trial stage; and marketed drug stage. Synthetech’s customers can spend years researching and developing new drugs, and take only a small percentage to clinical trials and fewer yet to commercial market. A substantial amount of activity continues to occur at the earlier stages of R&D and clinical trials. The market for peptide and peptidomimetic small molecule drugs is still developing.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $3.5 million at December 31, 2004, compared to $4.3 million at March 31, 2004. At December 31, 2004 and March 31, 2004, Synthetech had working capital of $8.2 million and $9.2 million, respectively. Synthetech has a $1 million bank line of credit. Interest is payable at the prime rate with an annual facility fee of 0.5 percent. The facility is collateralized by cash and cash equivalents, accounts receivable, inventory and equipment. Financial covenants contained in the agreement require Synthetech to maintain a quick ratio of 1.5 to 1 and a tangible net worth of $18 million. The terms of the credit agreement call for the required amount of tangible net worth to increase by 50% of positive quarterly net income and 50% of all equity or capital contributed. Synthetech had no borrowings outstanding under the credit facility and was in compliance with all covenants as of December 31, 2004. The credit facility expires in December 2005.

Synthetech used cash in operating activities of $736,000 during the first nine months of fiscal 2005, compared to cash used in operating activities of $1.7 million in the first nine months of fiscal 2004. In the first nine months of fiscal 2005, the primary use of cash from operating activities was the net loss of $1.8 million, which was partially offset by non-cash charges for depreciation of $806,000 and amortization of deferred compensation of $12,000. A reduction in accounts receivable was the primary source of cash flow derived from operating activities. Accounts receivable decreased $470,000 to $812,000 at December 31, 2004 from $1.3 million at March 31, 2004. The change in accounts receivable between the two periods is primarily due to differences in the timing and amount of shipments. Inventory remained substantially unchanged between March 31, 2004 and December 31, 2004. Prepaid expenses increased $93,000 to $514,000 at December 31, 2004 from $421,000 at March 31, 2004. The change in prepaid expenses between the two periods is primarily due to the renewal of Synthetech’s various insurance policies during the third quarter less amortization of prepaid expenses over the periods which they benefit. Accounts payable decreased $83,000 to $476,000 at December 31, 2004 from $559,000 at March 31, 2004.

Synthetech used $65,000 of cash for capital expenditures during the first nine months of fiscal 2005, compared to $356,000 in the first nine months of fiscal 2004. Synthetech has completed its existing long-term capital plan for its sole facility in Albany, Oregon. Synthetech’s revised capital plan for fiscal 2005 includes various projects totaling approximately $100,000. Synthetech expects to finance all capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Cash used in financing activities for the first nine months of fiscal 2005 totaled $10,000 compared to cash provided by financing activities of $1,000 in the first nine months of fiscal 2004.

Synthetech incurred significant negative cash flow in the first nine months of fiscal 2005 and all of fiscal 2004. Although we are unable to predict with certainty future revenue (as discussed above), based on the existing state of the fine chemicals industry, our operating results for the first nine months of fiscal 2005 and our existing order base, we expect to incur negative cash flow for fiscal 2005, which adversely affects our cash position.

Synthetech believes that its existing cash and cash equivalents, any available funds under its bank line of credit and any funds generated from operations will be sufficient to support its operations for the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that current cash and cash equivalent balances and any proceeds from the bank line of credit, together with cash anticipated to be generated from operations, will be sufficient to satisfy our liquidity requirements. Synthetech may not be able to draw under its line of credit. If sources of liquidity are insufficient, Synthetech may have to seek debt or equity financing to satisfy its liquidity requirements, may not be able to obtain adequate or favorable financing and any financing Synthetech obtains may dilute the ownership interests of its shareholders or increase its leverage and interest expense.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

Synthetech currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. Synthetech has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

Synthetech expects to adopt SFAS 123R effective July 1, 2005. Synthetech is currently in the process of evaluating the impact of adoption on our results of operations.

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

Allowance for Doubtful Accounts

A customer’s creditworthiness is analyzed by a review of a customer’s payment history and financial stability. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of December 31, 2004 and March 31, 2004 was $15,000. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Substantially all of Synthetech’s purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts as of December 31, 2004.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech’s operating results or cash flows.

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

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 5. Other Information

On March 1, 2004, Synthetech entered into an oral compensation agreement with Paul C. Ahrens, Synthetech’s Chairman. Pursuant to this agreement, Mr. Ahrens has provided certain marketing services to Synthetech during the first nine months of fiscal 2005. Synthetech paid Mr. Ahrens $10,000 for these services.

On September 15, 2004, David R. Clarke, a member of Synthetech’s Board of Directors, began providing certain strategic planning services to Synthetech in his capacity as a director. Synthetech paid Mr. Clarke $6,000 for these services. On November 8, 2004, Synthetech entered into an oral compensation agreement with Mr. Clarke under which Mr. Clarke agreed to provide full-time strategic planning services to Synthetech. Synthetech paid $45,500 to Mr. Clarke for these services through January 31, 2005. On February 1, 2005, Synthetech and Mr. Clark entered into a written agreement pursuant to which Mr. Clarke will provide full-time strategic planning services to Synthetech from February 1, 2005 through May 31, 2005. Synthetech will pay Mr. Clarke a total of $13,000 per month for these services and his temporary living expenses. In addition, Synthetech has agreed to grant to Mr. Clarke at the next meeting of the Compensation Committee an option to purchase 30,000 shares of Synthetech’s common stock under Synthetech’s 2000 Stock Incentive Plan at an exercise price equal to the closing price reported by Nasdaq on the date the option is granted.

Item 6. Exhibits

(a)	Exhibits.
Exhibit 3.1	Articles of Incorporation of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
Exhibit 3.2	Bylaws of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2001).
Exhibit 10.1	Terms of oral compensation agreement entered into on March 1, 2004 between Paul C. Ahrens and Synthetech (incorporated by reference to Part II, Item 5 of this Quarterly Report on Form 10-Q).
Exhibit 10.2	Terms of oral compensation agreement entered into on September 15, 2004 between David R. Clarke and Synthetech (incorporated by reference to Part II, Item 5 of this Quarterly Report on Form 10-Q).
Exhibit 10.3	Independent Contractor Agreement entered into as of February 1, 2005 between Synthetech and David R. Clarke.
Exhibit 10.4	Stock Option Grant Notice and Agreement
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC.
(Registrant)

Date: February 14, 2005	/s/ M. Sreenivasan M. Sreenivasan President & C.E.O.

Date: February 14, 2005	/s/ Gary A. Weber Gary A. Weber Vice President Finance & Chief Financial Officer