Form 10-K
period 2005-03-31
SYNTHETECH INC
filed 2005-06-29
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X  NO ___

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ___	NO X

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($0.79) as reported by the Nasdaq National Market System, as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2004), was $9,940,699.

As of June 29, 2005, there were 14,469,772 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Table of Contents

Page

PART I

PART II

PART III

PART IV

Item 15	-	Exhibits, Financial Statement Schedules and Reports on Form 8-K	48

Signatures	50

Page ii

PART I

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. In particular, statements regarding: future operating results, including anticipated revenue; increasing competition from developing countries; increasing costs for regulatory compliance and quality assurance; financing current and future capital expenditures with cash and cash equivalents; strategy; adequacy of our cash and cash reserves; and custom synthesis opportunities are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Certain risks and uncertainties that could cause actual results to differ significantly from management’s expectations are described in the section entitled “Factors Affecting Future Results.” That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. Synthetech undertakes no obligation to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that Synthetech files from time to time with the Securities and Exchange Commission.

ITEM 1. BUSINESS

General

Synthetech, Inc. is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, and proprietary custom chiral intermediates primarily for the pharmaceutical and cosmeceutical industries. Synthetech also produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in accordance with U.S. Food and Drug Administration (FDA) regulations. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic (peptide like) small molecule drugs at every stage of a customer’s clinical development pipeline. Synthetech’s domestic and international customer base includes major pharmaceutical and emerging biopharmaceutical companies, as well as contract drug synthesis firms. Synthetech also supplies catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms. Our integrated “grams to tons” production capabilities allows us to be involved with our customers from the early phases of pharmaceutical discovery and clinical development through approval, market launch and commercialization. Synthetech is an Oregon corporation originally organized in Colorado in 1981.

Synthetech’s products are used in drugs under development or on the market for the treatment of AIDS, cancer, cardiovascular and other diseases. Synthetech also manufactures products for use in cosmeceuticals, a cosmetic product that makes no therapeutic claims, but because it is intended for human use, it is regulated by the FDA for safety.

Market Overview

Demand for Synthetech’s products is driven by the market for the peptide, peptidomimetic small molecule and other drugs into which they are incorporated. Peptide drugs are chains of generally three to 50 amino acids that retain their peptide structure after completion of drug manufacturing. Since naturally occurring peptides in the human body regulate many of its complex biochemical systems, researchers have been investigating peptide drug candidates to determine their ability to regulate these systems to either promote health or hinder disease. With structures and characteristics similar to the body’s own peptides and enzymes, peptide drugs generally are quite potent. Peptide drugs are generally administered through intravenous or other non-oral delivery paths. During clinical trials, customer orders in support of their drug candidates are typically multi-kilogram or multi-kilo in size. At the marketed drug stage, orders for our products for these drugs can reach the tens or hundreds of kilograms or kilos in size.

Researchers have also been investigating combining one or more amino acids with other chemicals that are not amino acids to create drug candidates. These drug candidates are commonly referred to as peptidomimetic small molecule drugs because they exhibit peptide-like qualities in a smaller molecule that is not a defined sequence of amino acids. Peptidomimetic small molecule drugs typically are less potent than peptide drugs and can often be administered orally. During clinical trials, customer orders in support of these drug candidates can be in the hundreds of kilos to low tons size. At the marketed drug stage, orders for these drugs can reach multi-tons.

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

Dynamics similar to those affecting the more traditional drug development process affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product’s “time to market" is reduced. Because cosmeceutical products make no therapeutic claims, the more extensive and time-consuming clinical trials to establish efficacy are not required.

Strategy

Synthetech’s strategy is to emphasize a commitment to its customers from the early phases of discovery through clinical development to a marketed product. Synthetech’s research and development and production facilities are designed to support small-scale development stage customer projects which may only require grams of material to large-scale customer orders with multi-ton requirements. Synthetech’s facilities have the capacity and flexibility to process a variety of customer projects simultaneously.

Product Overview

Synthetech's primary products are amino acids that have been chemically modified through organic chemistry and biocatalysis techniques to enable them to link with other amino acids or chemicals in a particular defined sequence. The resulting intermediate products are used as starting materials in the manufacture of peptide, peptidomimetic small molecule and other drugs, and for the cosmeceutical product. The amino acids that are transformed into intermediate products may be either natural amino acids (that is, amino acids that occur in nature, including their chiral or “mirror image” form) or synthetic amino acids (that is, amino acids that have a side chain that does not occur in nature). Synthetech refers to synthetic amino acids as “specialty amino acids.”

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

Synthetech’s order backlog was $0.8 million and $4.6 million at March 31, 2005 and 2004, respectively. See the Revenue section of Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations, for information regarding large-scale customer projects of Synthetech’s.

Segment Information

See Note K to the attached financial statements.

Marketing

We market our products and capabilities through attendance at trade shows, listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and through our website. Through Synthetech employees, we also maintain ongoing direct relationships with major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and other firms that we believe have a need for our products. We typically sell our products directly to our customers, although we use independent sales representatives for some European sales in Switzerland and France, and have usually sold products to Japanese customers through chemical trading firms.

Customers

Although Synthetech has customers in various countries, we expect that a few customers will continue to account for a significant portion of revenue each year. During fiscal 2005, our top ten customers accounted for approximately 85% of our revenue. Of these ten customers, six were major pharmaceutical companies, two were contract drug synthesis companies, one was an emerging biotech company and one was a cosmeceutical company. In fiscal 2005, three customers accounted for approximately 26%, 11% and 10% of our revenue (F. Hoffman-La Roche, Ltd., Polypeptide Laboratories and Procyte Corporation).

For fiscal 2005, 2004 and 2003, sales to international customers were $2.6 million, $2.6 million and $1.9 million, respectively, accounting for approximately 26%, 25% and 17% of Synthetech’s total revenue. Our international sales were principally to Europe.

Competition

Because peptide and peptidomimetic small molecule drugs are relatively new, the market in the past for Synthetech’s products has been quite small, with sales typically in the hundreds of kilos or smaller size. As the market has continued to grow with larger order sizes becoming more prevalent, the competition in our market sector has intensified.

Current competition in multi-kilo quantities of natural amino acid based products comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural amino acid based products have begun to attract a wider group of domestic and international chemical companies. In the area of specialty amino acids, Synthetech faces competition for certain products at the multi-kilo scale from fine chemical producers in Europe, Japan and the United States. Competition from companies in developing countries, such as India and China, is also emerging and management believes that this source of competition will continue to increase for the foreseeable future. Competition also increases for supplying products for drug development programs that reach late clinical trials and move into approved status as a result of the increased quantities typically required at these stages and pharmaceutical company requirements to have available second sources of material. Many of our competitors have significantly greater technical, financial, selling and other resources than we do.

The principal methods of competition in the market for Synthetech’s products and other fine chemicals are price, quality, customer service and delivery responsiveness. We believe that Synthetech competes effectively in each of these areas. We also believe that our production of a wide range of products and quantities gives us a competitive advantage in the marketplace. We believe that pharmaceutical companies generally view internal production of primary products as a misallocation of resources and, given a reliable source of a competitively-priced, quality product, would rather obtain them from an outside supplier. In the present market environment, some pharmaceutical companies have underutilized production capacity and are processing material internally that previously would have been manufactured by outside suppliers such as Synthetech. We believe that this development has adversely impacted our revenue.

Research and Development

Synthetech’s Research and Development or (R&D) Department is composed of seven degreed chemists, of whom two have advanced degrees in chemistry. During fiscal 2004, two chemists were transferred from the R&D Group to our Process Support Department. Our R&D efforts focus on process development to support Synthetech’s product lines. In addition, the group explores alternative scaleable routes for production, especially for our specialty amino acids. Synthetech expanded its research staff in fiscal 2003 to place additional emphasis on developing novel technologies to seek to address identifiable market trends and business opportunities.

Employees

As of May 31, 2005, Synthetech had 47 full-time employees compared to 60 at March 31, 2004.

Regulatory Matters

Because Synthetech’s products are intermediates sold to drug manufacturers, we generally have been unaffected directly by FDA regulation, which is primarily directed at the drug manufacturers for active pharmaceutical ingredients. Our customers do, however, typically conduct periodic reviews and audits of our operations, including our inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. Some customers request Synthetech to manufacture and supply products with additional processing that complies with the FDA’s Current Good Manufacturing Practice (cGMP) guidelines for advanced pharmaceutical intermediates. Because these programs include more extensive quality assurance systems and documentation our expenses associated with maintaining cGMP compliant programs may increase.

Synthetech’s business is also subject to substantial regulation in the areas of safety, environmental control and hazardous waste management. Although we believe that we are in material compliance with these laws, rules and regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. As additional and more extensive regulations are being added in these areas at the federal, state and local levels, compliance costs likely will continue to increase. The operation of a fine chemical manufacturing plant involves a risk of environmental damage or personal injury due to the potentially harmful substances used. Material costs and liabilities may be incurred in the future because of an accident or other event resulting in personal injury or an unauthorized release of such substances to the environment. Synthetech also generates hazardous and other wastes that are disposed of at various off-site facilities. Synthetech may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities due to releases of such substances into the environment.

Expenditures for capital equipment related to maintaining compliance with government regulatory matters were insignificant in fiscal 2005 and are anticipated to be insignificant in fiscal 2006.

Synthetech maintains property damage insurance, liability insurance, environmental risk insurance and product liability insurance, subject to deductibles that management believes are standard for similarly situated companies in the industry. However, coverage may be inadequate to cover potential liabilities.

Product Liability

Use of Synthetech’s products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of these products involves a risk of product liability. Claims for product liability may be asserted against Synthetech. Synthetech may not be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business, reputation or financial condition of Synthetech, even if Synthetech ultimately were successful in defending the claim. Synthetech maintains product liability insurance with a $1 million limit per occurrence and a $2 million aggregate limit. Synthetech also maintains an umbrella liability insurance policy with an additional $9 million of coverage, which may be inadequate to cover our liabilities. Our general liability policy, which includes product liability coverage, includes deductibles of $25,000 per occurrence and an aggregate deductible of $500,000.

Company Background

Synthetech was formed in 1981 to develop novel chemical process technology by combining classical organic chemistry with enzyme-based biocatalysis. For our first several years, we operated mainly as a research and development group focused on process development of pharmaceuticals and other fine chemicals. After our initial public offering in 1984, our research efforts were concentrated on the development of a proprietary process for aspartame and L-phenylalanine. We discontinued marketing this technology in 1991.

Throughout our development during the 1980s, Synthetech also offered contract research services. These research services were typically provided to pharmaceutical clients and generally involved the development of biocatalytic processes (that is, chemical processes that are affected by the use of enzymes or micro-organisms). Since fiscal 1990, Synthetech phased out contract research services. By the end of the 1980s, Synthetech, building on prior experience, began to focus on the production of amino acid based products and other fine chemicals for customers. With the successful completion of large-scale orders, we have demonstrated our capability as a full-cycle “grams to tons” producer.

Internet Website

We maintain a website on the World Wide Web at www.synthetech.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.

Factors Affecting Future Results

Readers should carefully consider the following factors that may affect Synthetech’s business, future operating results and financial condition, as well as other information included in this Annual Report. The risks and uncertainties described below are not the only ones Synthetech faces. Additional risks and uncertainties not presently known to Synthetech or that Synthetech currently deems immaterial also may impair our business or operations. If any of the following risks actually occur, Synthetech’s business, financial condition and operating results could be materially adversely affected.

We Have Incurred Substantial Losses And Negative Cash Flow And May Need Financing To Continue Our Operations. Challenges exist in the fine chemicals manufacturing industry in terms of sparse pharmaceutical development pipelines, a substantial surplus of worldwide fine chemicals capacity and continued increasing competitive pressures from emerging economies. These and other factors have adversely affected our cash position and our recent operating results, including our negative cash flow for fiscal 2005 and prior years. During the past three fiscal years, Synthetech has incurred a cumulative net loss of $10.7 million, including a $6.3 million non-cash charge for the impairment of property, plant and equipment in fiscal 2005. In fiscal 2005 and 2004, we incurred negative cash flow of $1.2 million and $1.6 million, respectively, and we expect to incur negative cash flow for fiscal 2006, which would adversely affect our cash position. At March 31, 2005, we had cash and cash equivalents and marketable securities of $3.1 million, compared to $4.3 million and $6.0 million at March 31, 2004 and 2003, respectively. A period of difficult market conditions and resulting unfavorable operating results could impair our ability to continue operations in their present form. Continuing losses, unanticipated expenses or our pursuit of strategic opportunities could require additional public or private financing, including equity financing or other arrangements. Any required financing may not be available when needed or on acceptable terms. If we were to raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders would be diluted, and these securities might have rights superior to those of our common stock.

The Market For Our Products Is Uncertain, Which Could Cause Period-to-Period Revenue Fluctuations. Historically, Synthetech has experienced substantial period-to-period revenue fluctuations reflecting the industry environment in which Synthetech operates. The market for our products is driven by the market for synthetically manufactured peptide, peptidomimetic small molecule and other drugs and cosmeceuticals into which they are incorporated. The drug development process is dictated by the marketplace, drug companies and the regulatory environment. Synthetech has no control over the pace of peptide, peptidomimetic small molecule and other drug development, which drugs get selected for clinical trials, which drugs are approved by the FDA, and, even if approved, the ultimate market potential of such drugs. Recurring sales of Synthetech's products for discovery or clinical trial stage development programs are sporadic at best. The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or "follow-on" sales for any particular drug development program. Accordingly, the level of purchasing by our customers for specific drug development programs varies substantially from period to period and we cannot rely on any one customer or project as a constant source of revenue.

Sales of Synthetech’s products for marketed drugs provide an opportunity for continuing longer-term sales and the size of the customer orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for approved drugs remains subject to many uncertainties, including the size of the patient population addressed, efficacy level, drug price, the drug side effects and the existence of other competing drugs. These factors, which are outside of Synthetech’s control, affect the level of demand for the drug itself and, therefore, the demand for our products. Since our revenue is composed of sales in all three drug development stages, and since even sales for marketed drugs are subject to cancellation or reduction, Synthetech is likely to continue to experience significant fluctuations in its periodic results. We face similar challenges in any sales in the cosmeceutical market.

Our Property, Plant and Equipment May Become Further Impaired. As of March 31, 2005, the net book value of property, plant and equipment reported on our balance sheet was $4.5 million, or approximately 36% of shareholder’s equity. We perform a periodic assessment of the carrying value of our property, plant and equipment for potential impairment. If property, plant and equipment is determined to be impaired in the future we would reduce the book value of the applicable assets and record a corresponding charge to our results of operations. For example, during the fourth quarter of fiscal 2005 we recorded a property, plant and equipment impairment charge totaling $6.3 million. Please see Note D to the financial statements included herein.

Our Common Stock May Be Delisted By Nasdaq. On September 15, 2004, Synthetech received notice from Nasdaq stating that Synthetech had been out of compliance with Nasdaq bid price requirements because the closing bid price for our common stock was below $1.00 per share for 30 consecutive business days. Nasdaq provided Synthetech 180 days to regain compliance with bid price requirements. To regain compliance the closing bid price for Synthetech's common stock must be a minimum of $1.00 per share for at least 10 consecutive business days. On March 15, 2005, Synthetech transferred to the Nasdaq SmallCap Market. Therefore, Nasdaq provided Synthetech an additional 180 calendar day grace period, or until September 12, 2005, to regain compliance with bid price requirements. Our common stock has not traded above $1.00 since December 2004. If compliance is not regained, Nasdaq may delist Synthetech's common stock from the SmallCap Market.

We Are Dependent On A Small Number of Customers. A few Synthetech customers and their large-scale projects historically have accounted for the large majority of our revenue each year. We expect that this dependence will continue. During fiscal 2005, our top ten customers accounted for approximately 85% of our revenue. In fiscal 2005, three customers accounted for approximately 47% of our revenue. The loss of any key customer or the loss or termination of any large-scale project could significantly harm our operating results, financial condition and business.

Our Products Are Subject To Downward Price Pressure. As successful customer projects develop into larger volume orders, either during late-stage clinical trials, product pre-launch or for marketed products, Synthetech’s per unit price may decline. Additionally, the international fine chemicals industry, in which Synthetech is a niche participant, has been marked by overcapacity, resulting in downward pressure on pricing. Downward price pressure and resulting price declines could significantly decrease our gross margin if not offset by a substantial increase in customer requirements.

The Loss Of Any Of Our Key Personnel Could Materially Adversely Affect Our Business. Synthetech’s success depends largely on its President and CEO, its Vice President of Finance and CFO, its Vice President of Operations, its Directors of Business Development, its Technical Director and other key employees, principally its scientists. Synthetech does not have key-man life insurance on any of these employees. If one or more of these key employees were to resign, the loss could result in delays to production, loss of sales and diversion of management resources. Synthetech’s success also depends on its ability to attract and retain qualified, experienced employees. There is substantial competition for experienced technical, sales and marketing personnel in the industry and many of Synthetech's competitors have greater resources than Synthetech. If Synthetech is unable to retain its existing personnel, or attract and retain additional qualified personnel, it may from time to time experience inadequate levels of staffing which could have a material adverse effect on Synthetech. Our growth could be limited due to our lack of capacity to produce and market products to customers or we could experience a deterioration in customer service or decreased customer satisfaction.

We Face Increasing Competition. In the past, Synthetech has not had a significant amount of direct competition for discovery and clinical trial stage drug development projects. We believe that this resulted from peptide and peptidomimetic small molecule drugs, particularly those that utilize synthetic amino acids, being relatively new and the market for these types of products being relatively small. As the market has continued to grow with multi-ton order sizes becoming more prevalent, the competition in our market sector has intensified. Current competition in the multi-kilo or smaller quantities of natural amino acid based products comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural amino acid based products have begun to attract a wider group of domestic and international chemical companies. In the area of synthetic amino acid based products, we face competition on a selective product basis from fine chemical producers in Europe, Japan and the United States. Competition from companies in developing countries, such as India and China, is also emerging and management believes that this source of competition will continue to increase in the foreseeable future. Competitors with operations based in developing countries may benefit from a lower cost structure than similar operations based in developed countries such as the United States.

Competition has also increased for supplying Synthetech’s products for drug development programs that reach late clinical trials and move into an approved status as a result of increased quantities typically required at these stages and pharmaceutical company requirements to have second sources of material available. Many of our competitors have significantly greater technical, financial, selling and other resources available to them than we do.

We Face Risks of Technological Change. The market for Synthetech’s products is characterized by rapid changes in both product and process technologies. Our future operating results will depend upon our ability to improve and market our existing products and to successfully develop, manufacture and market new products. We may not be able to continue to improve and market our existing products or develop and market new products, and technological developments could cause our existing products and technologies to become obsolete or noncompetitive.

Industry Cost Factors Beyond Our Control May Adversely Affect Our Revenue and Profits. The market for Synthetech’s products used by pharmaceutical companies depends on the market for pharmaceutical products. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government controls. In addition, in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third party payers such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. Peptide and peptidomimetic small molecule drugs may not be considered cost effective, and reimbursement may not be available or sufficient to allow these drugs to be sold on a profitable basis. In addition, as cost pressures in the pharmaceutical industry have tightened, the cancellation rate for drug development programs has increased. Industry cost pressures can also cause pharmaceutical companies to investigate alternative drug manufacturing processes that may not include Synthetech’s products.

Production May Not Be Efficient. Despite Synthetech's process technology and manufacturing experience, initial batches of new products and scaling up production of existing products may result in significantly lower than expected yields or may require substantial rework to meet the required specification. Production of new products may even result in write-offs if the manufacturing costs associated with new processes exceed the selling price for the initial batches of product. Any write-offs reduce our gross margin.

We Are Subject to Significant Environmental Regulation. Synthetech is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals. Although Synthetech believes that it is in material compliance with these laws, rules and regulations, the failure to comply with present or future regulations could result in fines being imposed on Synthetech, suspension of production or cessation of operations. Third parties may also have the right to sue to enforce compliance. Moreover, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies thereunder could require us to make significant capital expenditures. The operation of a chemical manufacturing plant entails an inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and we may incur material costs and liabilities in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances to the environment. In addition, Synthetech generates hazardous materials and other wastes that are disposed at various offsite facilities. Synthetech may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities in the event of a release of hazardous substances by such facilities into the environment. Although, we have obtained environmental risk insurance, it may be inadequate to cover Synthetech’s potential environmental liabilities.

Our Costs May Increase to Comply with cGMP Guidelines. Because Synthetech’s products are intermediates sold to drug manufacturers, we generally have been unaffected directly by FDA regulation, which is primarily directed at the drug manufacturers for active pharmaceutical ingredients. However, some customers request Synthetech to manufacture and supply products with additional processing that complies with the FDA’s Current Good Manufacturing Practice (cGMP) guidelines for advanced pharmaceutical intermediates. Because these programs include more extensive quality assurance systems and documentation, our expenses associated with establishing and maintaining cGMP compliant programs may increase.

Our Business Is Subject To Risks Associated With Doing Business Internationally. Sales to customers outside the United States accounted for approximately 26% of our net sales during fiscal 2005 and 25% and 17% for fiscal 2004 and 2003, respectively. We expect that international sales will continue to account for a significant percentage of net sales. Our business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence our ability to sell our products in international markets. In addition, sales of Synthetech's products is subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports into other countries in which our products may be sold. We are also subject to similar risks with respect to the importation of raw materials from foreign countries. Changes in these regulations could increase costs or prevent us from accessing materials necessary for our products.

We Operate From A Single Facility And Demand For Our Products May Not Match Our Manufacturing Capacity. As a manufacturer, Synthetech will continually face risks regarding the availability and costs of raw materials and labor, the potential need for additional capital equipment, increased maintenance costs, plant and equipment obsolescence and quality control. We utilize a single facility located in Albany, Oregon, which holds our manufacturing, administrative, research and development and all other facilities. We depend on our laboratories and manufacturing facilities for the continued operation of our business. A disruption in our production or distribution or damage to or destruction of our facility due to an earthquake, explosion or other event could have a material adverse effect on our financial results and business. Conversely, we may not have sufficient demand to efficiently utilize our capacity, which could also have a material adverse effect on our financial results.

Product Liability Claims Could Have a Material Adverse Effect On Our Business, Reputation Or Financial Condition. Use of Synthetech’s products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of such products involves an inherent risk of product liability. Claims for product liability could be asserted against us and we may not be able to successfully defend any claim that may be asserted. Even if Synthetech is successful, the costs of defense could materially affect our business. A product liability claim could have a material adverse effect on our business, reputation or financial condition. We have purchased product liability insurance with a $1 million limit per occurrence and a $2 million aggregate limit. Also, Synthetech maintains an umbrella liability insurance policy with an additional $9 million of coverage, which may be inadequate to cover our potential liabilities. We are responsible for deductible amounts under each of our insurance policies, which amounts management believes are standard for similarly situated companies in our industry.

.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following table sets forth certain information concerning Synthetech's executive officers and Dr. Claude Colin, a significant employee of Synthetech:

Name	Age	Position
M. “Sreeni” Sreenivasan	56	President, Chief Executive Officer and Director
Gary A. Weber	47	Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer
Joel D. Melka	50	Vice President of Operations
Dr. Joseph Murphy	58	Director of Business Development
Dr. Claude Colin	55	Director of Business Development for Europe
Dr. Michael C. Standen	44	Technical Director

M. “Sreeni” Sreenivasan. Mr. Sreenivasan has served as a Synthetech director since 1995. He has served as President and Chief Executive Officer since 1995 and served as Chief Operating Officer from 1990 through 1995. From 1988 to 1990 he was Executive Vice President and General Manager and from 1987 to 1988 he was Director of Manufacturing. Previously, he worked for Ruetgers-Nease Chemical Co., a manufacturer of bulk pharmaceuticals and other fine chemicals, for 13 years in various technical and manufacturing management capacities, including seven years as Plant Manager of their Augusta, Georgia plant. Mr. Sreenivasan holds a B.Tech. in Chemical Engineering from the Indian Institute of Technology, Madras, India, an M.S. in Chemical Engineering from Bucknell University and an M.B.A. from Pennsylvania State University.

Gary A. Weber. Mr. Weber joined Synthetech as Vice President of Finance and Administration in June 2002. In July 2002, Synthetech’s Board of Directors appointed Mr. Weber to the additional positions of Chief Financial Officer, Treasurer and Secretary. From 1998 until March 2002, Mr. Weber was Vice President of Finance for Wah Chang and Oremet-Wah Chang, a division of Allegheny Technologies Incorporated that manufactures specialty metals and chemicals. From 1994 to 1998 Mr. Weber was Controller for Oregon Metallurgical Corporation, a manufacturer of titanium products. From 1981 to 1994 Mr. Weber held various positions of increasing responsibility for Coopers & Lybrand, a predecessor firm of PricewaterhouseCoopers. Mr. Weber is a CPA and holds a B.S. degree in Accounting from the University of Oregon .

Joel D. Melka. In May 2002, Mr. Melka was named Vice President of Operations. He joined Synthetech as Director of Manufacturing in February 1999. From 1988 to 1999 Mr. Melka first held the position of plant manager and then the position of Director of Manufacturing at ChemDesign Inc., a custom chemical manufacturer. From 1984 to 1988, Mr. Melka worked for Polaroid Corporation in various manufacturing positions. Prior to 1984, he spent five years as an officer in the U.S. Navy nuclear submarine service. Mr. Melka holds a M.Sc. degree in Chemistry from the University of British Columbia and a B.S. in Chemistry from Michigan Technological University.

Dr. Joseph Murphy. Dr. Murphy joined Synthetech in August 2003 as Director of Business Development. Prior to joining Synthetech, Dr. Murphy performed consulting work during 2002 and 2003 and held senior business development and product manager positions with the following fine chemicals companies: Cambridge-Major Laboratories (Director of Business Development, 2001 to 2003), Degussa Corporation (Business Development Manager, 1999 to 2001), Fisher Scientific (Senior Product Manager,

1994 to 1999) and Eastman Fine Chemicals (Chemical Products Manager, 1991 to 1994). Between 1984 and 1991, Dr. Murphy was the R&D Manager and a business development associate for Schweizerhall, Inc., a fine chemicals company in South Plainfield, New Jersey specializing in amino acid and peptide intermediates. During 1983 and 1984, Dr. Murphy conducted peptide research at The Rockefeller University, under the direction of R. B. Merrifield, a 1984 Nobel laureate. Dr. Murphy holds a B.S. degree and Ph.D. degree in Chemistry from the University of Toronto.

Dr. Claude Colin. Dr. Colin joined Synthetech in February 2004 as Director of Business Development for Europe. Dr. Colin has more than 20 years' of experience in activities related to chemical, pharmaceutical and biotech industries. From 1999 to 2003 Dr. Colin was with Girindus SA, a supplier of small molecule pharmaceutical active ingredients, where he held positions of increasing responsibility, progressing to the position of Senior Vice President, Global Business Development. Between 1983 to 1998 Dr. Colin held positions of increasing responsibility with UCB-Bioproducts SA, Belgium, a supplier of active pharmaceutical ingredients, progressing to the position of Manager of Commercial Operations for Peptides. Dr. Colin holds his Ph.D. in Sciences, Chemistry, magna cum laude from the University of Louvain-la-Neuve, Belgium.

Dr. Michael C. Standen. Dr. Standen joined Synthetech in March 2001 as a senior process development scientist and was named Technical Director in March 2003. From 1989 to 2001 Dr. Standen worked as a chemical process development scientist with Zeneca Agrochemicals, a global manufacturer of crop protection products. Prior to 1989, Dr. Standen spent 18 months as a post doctoral researcher in fluorocarbon chemistry at the University of Birmingham in the United Kingdom. From 1985 to 1986 he worked as a postdoctoral Fulbright scholar at the Center for Fast Kinetics Research at the University of Texas at Austin. Dr. Standen holds B.Sc., M.Sc. and Ph.D. degrees in chemistry from the University of Manchester in the United Kingdom.

ITEM 2. PROPERTIES

Synthetech’s headquarters and production facility are located in Albany, Oregon. Synthetech purchased its production facility in 1987. Since then, the site has undergone a number of plant and building expansions. At present, Synthetech’s operating facilities aggregate 47,700 square feet and are comprised of production, pilot plant, laboratory, warehouse and office space. These facilities include a separate 20,000 square foot production facility. In 2002, Synthetech purchased and added improvements to an office and warehouse facility adjacent to its production facilities. This building contains approximately 1,700 square feet of office space and approximately 3,000 square feet of warehouse space.

ITEM 3. LEGAL PROCEEDINGS

At March 31, 2005, Synthetech was not involved in any material litigation. From time to time Synthetech may be involved in litigation arising in the normal course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Synthetech did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Synthetech’s common stock trades on the Nasdaq SmallCap Market under the symbol “NZYM.” Synthetech's common stock traded on the Nasdaq National Market until March 15, 2005. On September 15, 2004, Synthetech received notice from Nasdaq stating that Synthetech had been out of compliance with Nasdaq bid price requirements because the closing bid price for our common stock was below $1.00 per share for 30 consecutive business days. Nasdaq provided Synthetech 180 days to regain compliance with bid price requirements. To regain compliance the closing bid price for Synthetech's common stock had to reach a minimum of $1.00 per share for at least 10 consecutive business days. On March 15, 2005, Synthetech transferred to the Nasdaq SmallCap Market.

The following table sets forth the range of high and low sales prices for the common stock for the last two fiscal years as reported by the applicable Nasdaq market.

Fiscal Year Ended March 31,
	2005		2004
	High	Low	High	Low
First Quarter	$ 1.82	$ 1.01	$ 1.53	$ 1.05
Second Quarter	$ 1.34	$ 0.63	$ 1.50	$ 0.70
Third Quarter	$ 1.19	$ 0.70	$ 1.94	$ 0.91
Fourth Quarter	$ 1.04	$ 0.56	$ 2.98	$ 1.42

Synthetech has not paid dividends on its common stock since its inception. We do not anticipate that we will pay dividends in the foreseeable future. The number of record holders of common stock as of May 31, 2005 was 510.

We have received notice dated March 15, 2005 from Nasdaq that if the closing bid price for our common stock is not a minimum of $1.00 per share for at least 10 consecutive business days by September 12, 2005, Nasdaq may delist our common stock from the SmallCap Market.

.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data was derived from Synthetech’s audited financial statements. The following data should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended March 31,

Synthetech, Inc.	2005	2004	2003	2002	2001

STATEMENTS OF OPERATIONS DATA:	(in thousands, except per share data)

Revenue	$9,751	$10,540	$11,289	$10,876	$7,359

Cost of revenue	8,890	9,831	9,405	10,931	7,288

Gross income (loss)	861	709	1,884	(55)	71

Research and development	659	719	765	651	458
Selling, general and administrative	2,309	1,872	1,968	1,588	1,364
Impairment charge, property, plant and equipment	6,305	-	-	-	-

Operating loss	(8,412)	(1,882)	(849)	(2,294)	(1,751)

Net loss	(8,369)	(1,788)	(494)	(1,351)	(841)

Basic and diluted loss per share	(0.58)	(0.12)	(0.03)	(0.09)	(0.06)

	March 31,

	2005	2004	2003	2002	2001

BALANCE SHEET DATA:	(in thousands)

Cash and cash equivalents	$1,828	$3,018	$4,665	$4,214	$5,389
Marketable securities	1,300	1,300	1,300	-	-
Working capital	8,175	9,217	10,671	11,316	11,574
Total assets	13,531	21,987	24,268	24,409	25,995

Long-term debt	26	52	75	97	117
Retained earnings	3,448	11,817	13,605	14,099	15,450
Shareholders' equity	12,562	20,907	22,552	22,985	24,250

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

Business Conditions

Synthetech continues to face difficult market conditions. Synthetech’s industry is affected by a low rate of new drug approvals, ongoing customer insourcing, overcapacity and delayed product approvals. During periods of excess manufacturing capacity, Synthetech is at a competitive disadvantage compared to contract drug synthesis companies that can support further downstream cGMP production.

In areas of our business we are encountering increased competition from developing countries such as India and China that have substantially lower cost structures, primarily because salaries and other costs are a fraction of what they are in industrialized countries. This trend has resulted in pricing pressures in the United States and is affecting our ability to maintain historical margins and to retain and attract business.

During fiscal 2005, our manufacturing activities and related financial performance were adversely affected by low utilization of our large reactors due to the lack of large-scale customer projects. Although Synthetech is involved in many active customer projects, large-scale customer projects are our primary source of revenue. Synthetech’s order backlog at March 31, 2005 was $799,000 and we do not expect that revenue for the first quarter of fiscal 2006 will benefit significantly from large-scale customer projects. We are unable to determine with reasonable certainty our revenues relating to large-scale projects beyond the first quarter of fiscal 2006, in part due to unpredictable drug approval processes and the short-term supply chain planning by several of our customers.

During these difficult times, primarily as a result of fewer large-scale projects, Synthetech has continued to trim costs and pursue efficiencies. In May and June 2005, we reduced our workforce to 44 full-time employees, compared to 55 and 60 at March 31, 2005 and March 31, 2004, respectively. While difficult, these actions are intended to reduce our cost structure in light of the current market environment. Estimated annualized cost savings from the reduction in employees during the first quarter of fiscal 2005, net of salary increases during the same period, approximate $300,000.

Impairment of Property, Plant and Equipment

Synthetech’s recent financial results triggered an assessment of the recoverability of our property, plant and equipment. Synthetech performed an analysis in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), of its property, plant and equipment for potential impairment. Because Synthetech’s analysis concluded that the carrying value of its operating facility exceeded its fair value, it recorded a charge for the impairment of buildings and machinery and equipment of $6.3 million during the fourth quarter of fiscal 2005.

Pipeline

Synthetech is involved with a portfolio of customer projects that are moving forward in the drug development cycle. Three of these projects are in late stage clinical trials:

•

During the second quarter of fiscal 2005, Synthetech entered into a manufacturing agreement to prepare three validation batches and submit a Drug Master File to the FDA for an advanced cGMP intermediate. This agreement will support a customer’s New Drug Application expected to be filed in calendar 2005. We shipped the three validation batches during the third and fourth quarters of fiscal 2005.

•

During the fourth quarter of fiscal 2005, Synthetech shipped material for validation batches to supply a key starting material for another customer’s drug under development, which is expected to be filed for regulatory approval in calendar 2005.

•	During the fourth quarter of fiscal 2005, Synthetech was approved as a supplier for a regulatory starting material for another drug in Phase 3 clinicals.

Synthetech has supported each of these projects for years as they have progressed through the pharmaceutical development cycle. Synthetech is unable to predict the amount or timing of future large-scale revenue that may be derived from these customer projects. In addition, after a cGMP quality audit by a new pharmaceutical customer, Synthetech has secured an order to produce its first Active Pharmaceutical Ingredient (API) for clinical trials during the first half of fiscal 2006. Based on this positive feedback, Synthetech believes our existing facilities, quality systems and procedures with some incremental upgrades will enable us to target other appropriate API pipeline projects, which would come under the full purview of the FDA’s cGMP guidelines.

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

To help stabilize our revenue base, Synthetech is exploring custom synthesis opportunities that are outside of the pharmaceutical industry. We believe that our manufacturing capabilities combined with our location on the west coast of the United States will enable us to develop a small base of custom synthesis revenue that will not be subject to the same level of volatility we currently experience in the pharmaceutical marketplace. We are not producing any products for market sectors outside of the pharmaceutical or cosmeceutical industries.

OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue represented by each item included in Synthetech’s Statements of Operations.

Percentage of Revenue

	For the Year Ended March 31,

	2005	2004	2003

Revenue	100.0%	100.0%	100.0%
Cost of revenue	91.2%	93.3%	83.3%

Gross income	8.8%	6.7%	16.7%

Research and development	6.8%	6.8%	6.8%
Selling, general and administrative	23.6%	17.8%	17.4%
Impairment charge, property, plant and equipment	64.7%	-	-

Operating loss	(86.3%)	(17.9%)	(7.5%)

Interest income	0.5%	0.3%	0.5%
Interest expense	-	-	(0.1%)

Loss before income taxes	(85.8%)	(17.6%)	(7.1%)

Benefit for income taxes	-	(0.6%)	(2.7%)

Net loss	(85.8%)	(17.0%)	(4.4%)

Revenue

Synthetech’s revenue was $9.8 million, $10.5 million and $11.3 million in fiscal 2005, 2004 and 2003, respectively. Revenue decreased 7% in fiscal 2005 as compared to fiscal 2004 and decreased 7% in fiscal 2004 as compared to fiscal 2003. Changes in revenue for the specified periods primarily relate to changes in revenue from large-scale customer projects.

Revenue from large-scale customer projects was $6.0 million, $7.2 million, and $8.5 million for fiscal 2005, 2004 and 2003, respectively.

Large-scale project revenue for fiscal 2005 consisted of six customer projects.

•

Two major large-scale projects for fiscal 2005 provided approximately 33%, 35% and 28% of revenue in fiscal 2005, 2004 and 2003, respectively. One project is in support of a marketed drug on behalf of a major pharmaceutical company; the other project supports an established product on behalf of a company operating in the cosmeceutical sector. Based on customer inventory levels and expected market demand, fiscal 2006 customer requirements, for each of these projects is not expected to be significant.

•

As mentioned earlier, during (a) the second quarter of fiscal 2005, Synthetech entered into a manufacturing agreement with an emerging biotech company to prepare three validation batches and submit a Drug Master File to the FDA for an advanced cGMP intermediate; and (b) during the fourth quarter of fiscal 2005, Synthetech supplied a major pharmaceutical company with material for validation batches to support a drug under development. The drug development project described in clause (a) above was a major source of large-scale revenue in fiscal 2003. No material for this project was supplied to the customer during fiscal 2004 and quantities for fiscal 2006 are not expected to be significant. The two large-scale projects described above in this paragraph accounted for approximately 14% of fiscal 2005 revenue. Synthetech has supported both of these projects for years as they have progressed through the pharmaceutical development cycle.

•

Two large-scale projects for fiscal 2005 provided approximately 15%, 33% and 9% of revenue in fiscal 2005, 2004 and 2003, respectively. One project is on behalf of a major pharmaceutical company, the other project is on behalf of a contract drug synthesis company. Both projects are in support of drugs that are currently in phase 2 clinical trials.

In addition to large-scale projects, a significant number of other customer projects contributed to our revenue during fiscal 2005, 2004 and 2003. While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.

International revenue, mainly from Europe, was $2.6 million in both fiscal 2005 and 2004 and $1.9 million in fiscal 2003.

Synthetech estimates that in fiscal 2005, approximately 54% of product sales went into drugs in clinical trials, approximately 41% went into marketed drugs and the cosmeceutical and approximately 5% went into drugs at the R&D or discovery stage. We estimate that in fiscal 2004, approximately 52% of product sales went into drugs in clinical trials, approximately 44% went into marketed drugs and the cosmeceutical and approximately 4% went into drugs at the R&D or discovery stage. We estimate that in fiscal 2003, approximately 63% of product sales went into drugs in clinical trials, approximately 32% went into marketed drugs and the cosmeceutical and approximately 5% went into drugs at the R&D or discovery stage. These estimates are based on an analysis of our sales, publicly available information and information to the extent available from customers.

Our backlog of customer orders at March 31, 2005 and 2004 was $0.8 million and $4.6 million, respectively. Approximately $0.2 million and $4.2 million of the March 31, 2005 and 2004 backlog was in support of large-scale customer projects, respectively.

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

Gross income

Cost of revenue in fiscal 2005 was $8.9 million, resulting in gross income of $861,000. Cost of revenue in fiscal 2004 was $9.8 million, resulting in gross income of $709,000. Cost of revenue in fiscal 2003 was $9.4 million, resulting in gross income of $1.9 million. As a percentage of revenue, gross income margins were 8.8%, 6.7% and 16.7% in fiscal 2005, 2004 and 2003, respectively.

Compared to fiscal 2004, fiscal 2005 gross income benefited from lower manufacturing labor and maintenance costs.

Gross income in fiscal 2004 was less than gross income in fiscal 2003 due to a less favorable product mix and lower revenue. Results for fiscal 2003 benefited from a product mix with an unusually high gross income, which Synthetech would not normally expect to achieve at comparable levels of revenue.

Gross income for fiscal 2005, 2004 and 2003 includes charges for impaired inventory of $1.1 million, $947,000 and $1.9 million, respectively. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes to exceed the selling price for the initial batches of product, which results in an inventory write-off. The international fine chemicals industry, where Synthetech is a participant, has been marked by overcapacity and a resulting downward pressure on pricing. It remains difficult to rework certain materials on a cost effective basis.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Research and development

Research and development (R&D) expenses were $659,000, $719,000 and 765,000 in fiscal 2005, 2004 and 2003, respectively, or approximately 7% of revenue for each year. The decrease in R&D expense for fiscal 2005, compared to 2004 is primarily due to lower labor costs resulting from a decreased number of chemists. The decrease in R&D expense for fiscal 2004 compared to 2003 is due to: the transfer of personnel from our R&D department to our process support department, a component of cost of revenue; a reduction in outside technical services; and an increase in R&D department resources allocated to the manufacture of small scale products, which reallocation is reported as part of cost of revenue when sold. These decreases in fiscal 2004 R&D expenditures compared to fiscal 2003 were partially offset by increases in equipment maintenance, depreciation and supplies.

Synthetech’s R&D department develops processes to produce and optimize the production of our products and their related scale-up to manufacturing quantities.

Selling, general and administrative

Selling, general and administrative (SG&A) expense was $2.3 million, or 24% of revenue in fiscal 2005, compared to $1.9 million, or 18% of revenue in fiscal 2004, and $2.0 million, or 17% of revenue, in fiscal 2003. The increase in SG&A expense for fiscal 2005 compared to fiscal 2004 reflects hiring a Director of Business Development in August 2003, and a Director of Business Development for Europe in February 2004 and consulting fees for marketing and strategic development services. In addition, in response to the more demanding corporate governance environment, our Board of Director fees and related compliance and professional fees have also increased.

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

Impairment charge, property, plant, and equipment

Synthetech’s recent financial results triggered an assessment of the recoverability of our property, plant and equipment. Synthetech performed an analysis in accordance with SFAS No. 144 of its property, plant and equipment for potential impairment. Because Synthetech’s analysis concluded that the carrying value of its operating facility exceeded its fair value, it recorded a charge for the impairment of buildings and machinery and equipment of $6.3 million during the fourth quarter of fiscal 2005. Please see Note D to the financial statements included herein and "-- Critical Accounting Policies and Estimates – Long-Lived Asset Impairment."

Interest income

Interest income in fiscal 2005 was $49,000, compared to $32,000 and $61,000 in fiscal 2004 and 2003, respectively. Synthetech’s interest income is primarily derived from earnings on our cash equivalents and marketable securities. The changes in interest income for the years presented were due to the amount of cash equivalents and the interest rates in effect during the periods. Average rates of interest earned on cash equivalents were 1.3% in fiscal 2005 compared to 0.9% and 1.3% in fiscal 2004 and 2003, respectively.

Interest expense

Interest expense in fiscal 2005 was $6,000, compared to $8,000 and $9,000 in fiscal 2004 and 2003, respectively.

Income tax benefit

Based on Synthetech’s recent history of losses, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as a benefit for income taxes. For fiscal 2004, Synthetech generated net deferred tax assets enabling the utilization of a $70,000 net deferred tax liability, which was reported as a benefit for income taxes in the 2004 Statement of Operations. For fiscal 2003, Synthetech recorded a benefit for income taxes at the statutory combined federal and state rate of 38%.

Net loss

Net loss for fiscal 2005 was $8.4 million, compared to net losses of $1.8 million and $494,000 for fiscal 2004 and 2003, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments. Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements. See Note B to the Financial Statements.

Allowance for Doubtful Accounts

A customer’s creditworthiness is analyzed by a review of a customer’s payment history and financial stability. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of March 31, 2005 and 2004 was $15,000. For the three years ended March 31, 2005, Synthetech’s provision for credit losses was insignificant. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Long-Lived Asset Impairment

In accordance with the provisions of SFAS 144, Synthetech assesses the impairment of long-lived assets such as property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors Synthetech considers important which could trigger an impairment review include, among others, the following:

•	a significant change in the extent or manner in which a long-lived asset is being used;
•	a significant change in the business climate that could affect the value of a long-lived asset; and
•	a significant decrease in the market value of assets.

If Synthetech determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more indicators of impairment, we compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be recorded. An impairment charge is recognized to the extent that the carrying amount of the asset group exceeds its fair value and will reduce only the carrying amount of the long-lived assets. Please see Note D to the financial statements included herein.

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

Production Factors

Synthetech has a full cycle “grams to tons” production capability and has made over 500 products. With over 15 years of experience, Synthetech has developed extensive process technology and is recognized as one of the leaders in our area of expertise. Nevertheless, initial batches of new products and scaling up production processes for existing products may result in significantly lower than expected yields and extended processing time, and may require substantial rework to meet the required customer specifications. These factors could cause increased costs and delayed shipments, either of which could negatively affect periodic operating results.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents and marketable securities totaled $3.1 million at March 31, 2005, compared to $4.3 million and $6.0 million at March 31, 2004 and 2003, respectively.

At March 31, 2005, Synthetech had working capital of $8.2 million, compared to $9.2 million and $10.7 million at March 31, 2004 and 2003, respectively.

Synthetech's line of credit permits it to borrow the lesser of $1 million or the maximum amount available under the borrowing base calculation. Interest is payable at the prime rate with an annual facility fee of $5,000. The facility is collateralized by cash and cash equivalents, marketable securities, accounts receivable, inventories and equipment. On June 27, 2005, Synthetech entered into a loan modification agreement which requires Synthetech to maintain a quick ratio of 2.0 to 1 and a tangible net worth of $9 million, increased by 50% of net income and other additions to shareholders’ equity. The loan modification agreement contains a waiver of Synthetech’s failure to comply with the previously existing tangible net worth requirement of $19 million as a result of the impairment charge to property, plant and equipment in the fourth quarter of fiscal 2005. Synthetech had no borrowings outstanding under the credit facility as of March 31, 2005 or 2004. The credit facility expires in December 2005.

Synthetech used cash in our operating activities of $1.1 million in fiscal 2005 and $1.3 million in fiscal 2004, compared to cash generated from operating activities of $3.2 million in fiscal 2003.

In fiscal 2005, the primary use of cash from operating activities was the net loss of $8.4 million, which was partially offset by the $6.3 million non-cash charge for the impairment of property, plant and equipment, depreciation expense of $1.1 million and amortization of deferred compensation of $12,000. Accounts receivable increased by $893,000 between March 31, 2005 and 2004 primarily due to differences in the timing of shipments between the periods. Inventory decreased by $818,000 between March 31, 2005 and 2004. The decrease in all categories of inventory primarily reflects shipments made in the fourth quarter of fiscal 2005 and also relates to Synthetech's backlog of $799,000 at March 31, 2005 and our expectation that customer demand for the first quarter of fiscal 2006 will be below recent historical averages. Prepaid expenses decreased by $47,000 between March 31, 2005 and 2004 primarily due to the timing of payments for insurance premiums. Accounts payable decreased by $71,000 between March 31, 2005 and 2004.

Synthetech used $87,000 of cash for capital expenditures in fiscal 2005, compared to $420,000 and $1.4 million in fiscal 2004 and 2003, respectively. Synthetech’s capital plan for fiscal 2006 calls for various projects totaling approximately $100,000. Synthetech expects to finance all capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Synthetech used cash in financing activities in fiscal 2005 of $12,000, compared to cash generated from financing activities of $105,000 in fiscal 2004 and $15,000 in fiscal 2003. Proceeds from shares purchased under our employee stock purchase plan in fiscal 2005 totaled $14,000, which was offset by principal payments pursuant to a long-term debt obligation of $24,000 and the repurchase of common stock of $2,000.

Synthetech incurred significant negative cash flow in fiscal 2005 and fiscal 2004. Although we are unable to predict future revenue with certainty, based on the existing state of the fine chemicals industry, our operating results for fiscal 2005 and our existing order base, we expect to incur negative cash flow for fiscal 2006, which will adversely affect our cash position.

We believe that our existing cash and cash equivalents, marketable securities, bank line of credit and any funds generated from operations will be sufficient to support our operations for the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the bank line of credit, will be sufficient to satisfy our liquidity requirements.

If sources of liquidity are insufficient, Synthetech may have to seek debt or equity financing to satisfy its liquidity requirements, which may not be available on acceptable terms, if at all and any financing may substantially dilute the ownership interests of Synthetech's shareholders or increase our leverage and interest expense.

On March 15, 2005, we received notice from Nasdaq that if the closing bid price for our common stock is not a minimum of $1.00 per shares for at least 10 consecutive business days by September 12, 2005, Nasdaq may delist our common stock from the SmallCap Market. Delisting may adversely affect our cash position and ability to secure financing to help satisfy our liquidity requirements.

Contractual Obligations

The following table presents information regarding Synthetech’s known contractual obligations to third parties at March 31, 2005:

For the year ended March 31,	2006	2007	2008	Thereafter	Total

Debt maturities	$ 26	$ 26	$ -	$ -	$ 52
Operating lease obligations	11	11	9	-	31
Purchase obligations	193	-	-	-	193

	$ 230	$ 37	$ 9	$ -	$ 276

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts as of March 31, 2005.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Synthetech, Inc.:

We have audited the accompanying balance sheets of Synthetech, Inc. as of March 31, 2005 and 2004, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

Portland, Oregon	/s/ KPMG LLP

June 27, 2005

SYNTHETECH, INC.

BALANCE SHEETS

	March 31,	March 31,
	2005	2004

Assets

Current Assets
Cash and cash equivalents	$ 1,828,000	$ 3,018,000
Marketable securities	1,300,000	1,300,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,175,000	1,282,000
Inventories	3,354,000	4,172,000
Prepaid expenses	374,000	421,000

Total Current Assets	9,031,000	10,193,000

Property, Plant and Equipment, net	4,500,000	11,794,000

Total Assets	$ 13,531,000	$ 21,987,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

BALANCE SHEETS
(continued)

	March 31,	March 31,
	2005	2004

Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long term debt	$ 26,000	$ 24,000
Accounts payable	488,000	559,000
Accrued compensation	151,000	178,000
Income taxes payable	180,000	180,000
Other accrued liabilities	11,000	35,000

Total Current Liabilities	856,000	976,000

Long Term Debt, net of current portion	26,000	52,000
Other Long Term Liabilities	87,000	52,000

Total Liabilities	969,000	1,080,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,470,000 and 14,452,000 shares	14,000	14,000
Paid-in capital	9,100,000	9,103,000
Deferred compensation	-	(27,000)
Retained earnings	3,448,000	11,817,000

Total Shareholders' Equity	12,562,000	20,907,000

Total Liabilities and Shareholders' Equity	$ 13,531,000	$ 21,987,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF OPERATIONS

For The Year Ended March 31,	2005	2004	2003

Revenue	$ 9,751,000	$ 10,540,000	$ 11,289,000
Cost of revenue	8,890,000	9,831,000	9,405,000

Gross income	861,000	709,000	1,884,000

Research and development	659,000	719,000	765,000
Selling, general and administrative	2,309,000	1,872,000	1,968,000
Impairment charge, property, plant and equipment	6,305,000	-	-

Operating loss	(8,412,000)	(1,882,000)	(849,000)

Interest income	49,000	32,000	61,000
Interest expense	(6,000)	(8,000)	(9,000)

Loss before income taxes	(8,369,000)	(1,858,000)	(797,000)

Income tax benefit	-	(70,000)	(303,000)

Net loss	$ (8,369,000)	$ (1,788,000)	$ (494,000)

Net loss per common share:

Basic and diluted loss per share	$ (0.58)	$ (0.12)	$ (0.03)

Weighted average shares outstanding:

Basic and diluted	14,459,642	14,365,670	14,321,862

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK		PAID-IN	DEFERRED	RETAINED
	SHARES	AMOUNT	CAPITAL	COMPENSATION	EARNINGS	TOTAL

Balance, March 31, 2002	14,307,000	14,000	8,933,000	(61,000)	14,099,000	22,985,000

Net loss	-	-	-	-	(494,000)	(494,000)
Issuance of stock for purchases under
the Employee Stock Purchase Plan	32,000	-	35,000	-	-	35,000
Compensation on stock options granted	-	-	23,000	(23,000)	-	-
Amortization of deferred compensation	-	-	-	26,000	-	26,000

Balance, March 31, 2003	14,339,000	14,000	8,991,000	(58,000)	13,605,000	22,552,000

Net loss	-	-	-	-	(1,788,000)	(1,788,000)
Issuance of stock for the exercise
of stock options	86,000	-	107,000	-	-	107,000
Issuance of stock for purchases under
the Employee Stock Purchase Plan	27,000	-	19,000	-	-	19,000
Compensation on stock options granted	-	-	6,000	(6,000)	-	-
Reversal of compensation on stock
options cancelled / forfeited	-	-	(20,000)	20,000	-	-
Amortization of deferred compensation	-	-	-	17,000	-	17,000

Balance, March 31, 2004	14,452,000	$ 14,000	$ 9,103,000	$ (27,000)	$ 11,817,000	$ 20,907,000

Net loss	-	-	-	-	(8,369,000)	(8,369,000)
Repurchase of common stock	(2,000)	-	(2,000)	-	-	(2,000)
Issuance of stock for purchases under
the Employee Stock Purchase Plan	20,000	-	14,000	-	-	14,000
Reversal of compensation on stock
options cancelled / forfeited	-	-	(15,000)	15,000	-	-
Amortization of deferred compensation	-	-	-	12,000	-	12,000

Balance, March 31, 2005	14,470,000	$ 14,000	$ 9,100,000	-	$ 3,448,000	$ 12,562,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
STATEMENTS OF CASH FLOWS

For The Year Ended March 31,	2005	2004	2003

Cash Flows From Operating Activities:
Net loss	$ (8,369,000)	$ (1,788,000)	$ (494,000)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Impairment charge, property, plant & equipment	6,305,000	-	-
Depreciation expense	1,076,000	1,070,000	1,079,000
Loss on retirement of equipment	-	8,000	114,000
Non-cash compensation related to stock options	12,000	17,000	26,000
Deferred income taxes	-	(70,000)	(277,000)
(Increase) decrease in assets:
Accounts receivable, net	(893,000)	(316,000)	1,208,000
Inventories	818,000	(140,000)	366,000
Prepaid expenses	47,000	29,000	(24,000)
Income tax receivable	-	-	852,000
Increase (decrease) in liabilities:
Accounts payable	(71,000)	(195,000)	289,000
Accrued compensation	(27,000)	56,000	(16,000)
Other accrued liabilities	(24,000)	(32,000)	6,000
Other long term liabilities	35,000	29,000	23,000
Cash Provided By(Used In) Operating Activities	(1,091,000)	(1,332,000)	3,152,000

Cash Flows From Investing Activities:
Property, plant and equipment purchases	(87,000)	(420,000)	(1,416,000)
Cash Used In Investing Activities	(87,000)	(420,000)	(1,416,000)

Cash Flows From Financing Activities:
Purchase of marketable securities, available for sale	-	-	(1,500,000)
Sale of marketable securities, available for sale	-	-	200,000
Principal payments under long-term debt obligations	(24,000)	(21,000)	(20,000)
Proceeds from stock purchase plan	14,000	19,000	35,000
Repurchase of common stock	(2,000)	-	-
Proceeds from stock option exercises	-	107,000	-
Cash Provided By (Used In) Financing Activities	(12,000)	105,000	(1,285,000)

Increase (Decrease) in Cash Equivalents	(1,190,000)	(1,647,000)	451,000
Cash and Cash Equivalents – Beginning of Year	3,018,000	4,665,000	4,214,000

Cash and Cash Equivalents – End of Year	$ 1,828,000	$ 3,018,000	$ 4,665,000
Non -Cash Financing Activities
Deferred compensation on stock options granted below fair value	-	$ 6,000	$ 23,000
Cancellation / Forfeiture of stock options issued below fair value	$ 15,000	$ 20,000	-

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, and proprietary custom chiral intermediates primarily for the pharmaceutical and cosmeceutical industries. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic small molecule drugs at every stage of a customer’s clinical development pipeline, and are used as ingredients in drugs under development or on the market for the treatment of AIDS, cancer, cardiovascular and other diseases, and in cosmeceuticals. A cosmeceutical is a product that makes no therapeutic claims, but is intended for topical use by humans.

NOTE B.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant items subject to such estimates and assumptions include the valuation of inventory, accounts receivable, deferred tax assets and the carrying amount of property, plant and equipment.

Cash and Cash Equivalents: Cash and cash equivalents include demand cash and highly liquid debt instruments with maturities of three months or less when purchased.

Cash and cash equivalents consist of the following:

	March 31,	March 31,
	2005	2004

Cash	$ 551,000	$ 229,000
Cash equivalents	1,277,000	2,789,000
	$ 1,828,000	$ 3,018,000

Marketable securities, available-for-sale: In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available for sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At March 31, 2005 and 2004, our investment in marketable securities, available-for-sale, included $1.3 million of auction rate municipal bonds with stated maturities between November 2018 and November 2032. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities. All income from these securities is recorded in interest income. Marketable securities are held with a major financial institution in Synthetech’s name.

Effective March 31, 2005, we have reclassified our auction rate municipal bonds as marketable securities. Previously, such investments had been classified as cash and cash equivalents.

Accordingly, we have reflected these securities as marketable securities in the current asset section of our balance sheets as of March 31, 2005 and 2004. We have also made corresponding adjustments to our statements of cash flows for the year ended March 31, 2003 to reflect gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. There were no purchases, sales or maturities of auction rate municipal bonds during fiscal 2005 or 2004.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of March 31, 2005 and 2004 was $15,000. For the three years ended March 31, 2005, Synthetech’s provision for credit losses was insignificant.

Concentrations of Credit Risk: Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months. Marketable securities are discussed above. Synthetech’s customers consist primarily of major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and cosmeceutical companies. Synthetech’s customers are primarily located in the United States and Western Europe. At March 31, 2005, three customers had accounts receivable balances of 42%, 18% and 13% of total accounts receivable. At March 31, 2004, three customers had accounts receivable balances of 32%, 14% and 13% of total accounts receivable. Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. When assets are retired, sold or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the individual assets which range from three to 40 years.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), Synthetech, assesses the impairment of property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If Synthetech determines that the carrying value of property, plant and equipment may not be recoverable, we compare the carrying values of our property, plant and equipment to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows an impairment charge may be recorded. An impairment charge is recognized to the extent that the carrying amount of property, plant and equipment is in excess of their determined fair value.

Synthetech’s significant operating losses triggered an assessment of the recoverability of our property, plant and equipment. During the fourth quarter of fiscal 2005, Synthetech performed an analysis in accordance with SFAS No. 144 of its property, plant and equipment for potential impairment. Because Synthetech’s analysis concluded that the carrying value of its operating facility exceeded its fair value, it recorded a charge for the impairment of buildings and machinery and equipment of $6.3 million. The items of property plant and equipment affected by the charge for impairment are continuing to be used in Synthetech’s operations. Please see Note D to these financial statements.

Income Taxes: Synthetech accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carryforwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets.

Revenue Recognition: Synthetech recognizes revenue, including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of revenue.

Research and Development Costs: Research and development costs are expensed as incurred.

Comprehensive Income or Loss: Synthetech has no material components of comprehensive loss other than net loss. Accordingly, comprehensive income/loss was equal to net loss for all periods presented.

Loss Per Share: Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three years ended March 31, 2005, the weighted average shares used to compute diluted loss per share did not differ from the weighted average shares used to compute basic loss per share.

The following common stock equivalents were excluded from the loss per share computation because their effect would have been anti-dilutive:

	For the year ended March 31,
	2005	2004	2003
Common stock options outstanding	1,265,300	1,037,650	1,078,850

Supplemental cash flow disclosures are as follows:

Cash paid during the year for:

	For the year ended March 31,
	2005	2004	2003

Interest	$ 6,000	$ 8,000	$ 9,000

Stock-Based Compensation: In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of Financial Accounting Standards Board (FASB) Statement No. 123” or SFAS No. 148 and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” or SFAS No. 123, Synthetech’s pro forma option expense is computed using the Black-Scholes option pricing model.

As permitted by SFAS No. 123, as amended by SFAS No. 148, Synthetech has elected to continue to apply the provisions of Accounting Principles Board or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock option plan and employee stock purchase plan or ESPP. Synthetech is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its stock-based employee compensation plans. Synthetech is required by SFAS No. 123 to present, in the notes to its financial statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123. Compensation expense is recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. Resulting compensation expense is recognized over the vesting period.

If stock based compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in fiscal 2005, 2004 and 2003 in accordance with the provisions of SFAS No. 123, as amended, Synthetech’s net loss and loss per share would have increased to the pro forma amounts indicated below:

	For the year ended March 31,
	2005	2004	2003
Net loss, as reported	$ (8,369,000)	$ (1,788,000)	$ (494,000)
Add: Stock compensation expense included in reported net loss, net of tax	12,000	17,000	16,000
Stock compensation expense, net of tax	(190,000)	(167,000)	(132,000)

Pro forma net loss	$ (8,547,000)	$ (1,938,000)	$ (610,000)

Net loss per share:
Basic and Diluted – as reported	$ (0.58)	$ (0.12)	$ (0.03)
Basic and Diluted – pro forma	$ (0.59)	$ (0.13)	$ (0.04)

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Stock Options			ESPP
For the year ended March 31,	2005	2004	2003	2005	2004	2003

Dividend yield	-	-	-	-	-	-
Risk-free interest rate	3.92%	3.50%	3.63%	0.71%	0.82%	1.51%
Expected volatility	58%	50%	52%	65%	36%	36%
Expected life (in years)	7.00	7.00	6.87	0.50	0.50	0.50

Weighted-average fair value of options and purchase rights granted:
At market value	$ 1.00	$ 0.69	$ 1.15	-	-	-
Below market value	-	$ 0.68	$ 1.39	$ 0.53	$ 0.22	$ 0.40
All awards granted	$ 1.00	$ 0.69	$ 1.16	$ 0.53	$ 0.22	$ 0.40

NOTE C.	INVENTORIES

The major components of inventories are as follows:

	March 31,
	2005	2004
Finished products	$ 1,870,000	$ 2,012,000
Work-in-process	581,000	913,000
Raw materials	903,000	1,247,000

	$ 3,354,000	$ 4,172,000

NOTE D.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,
	2005	2004
Land	$ 241,000	$ 241,000
Buildings	1,609,000	6,841,000
Machinery and equipment	2,199,000	14,732,000
Laboratory equipment	1,011,000	1,005,000
Furniture and fixtures	45,000	380,000
Construction in progress	-	43,000
	5,105,000	23,242,000

Less:
Accumulated depreciation	(605,000)	(11,448,000)

	$ 4,500,000	$ 11,794,000

Synthetech’s significant operating losses triggered an assessment of the recoverability of our property, plant and equipment. During the fourth quarter of fiscal 2005, Synthetech performed an analysis in accordance with SFAS No. 144 of its property, plant and equipment for potential impairment. Because Synthetech’s analysis concluded that the carrying value of its operating facility exceeded its fair value, it recorded a charge for the impairment of buildings and machinery and equipment of $6.3 million. The items of property plant and equipment affected by the charge for impairment are continuing to be used in Synthetech’s operations.

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

The benefit for income taxes in the accompanying statements of operations consist of the following:

	Year Ended March 31,
	2005	2004	2003
Current:
Federal	$ -	$ -	$ (28,000)
State	-	-	2,000
	-	-	(26,000)
Deferred:
Federal	-	(70,000)	(248,000)
State	-	-	(29,000)
	-	(70,000)	(277,000)

	$ -	$ (70,000)	$ (303,000)

Significant components of Synthetech’s deferred tax assets and liabilities at March 31, 2005 and 2004 are as follows:

	March 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$ 2,870,000	$ 1,643,000
Fixed Asset Impairment	2,523,000	-
Inventory	103,000	267,000
Accrued compensation	83,000	42,000
Other	19,000	59,000
Valuation allowance	(3,890,000)	(376,000)
Total net deferred tax assets	1,708,000	1,635,000

Deferred tax liabilities:
Depreciation	(1,708,000)	(1,635,000)
Total deferred tax liabilities	(1,708,000)	(1,635,000)

Deferred taxes, net	$ -	$ -

Based on Synthetech’s recent history of losses and managements evaluation of available tax planning strategies and the scheduled reversal of temporary differences, Synthetech has concluded that it is more likely than not Synthetech will be unable to recognize all of its deferred tax assets.

The reconciliation between the effective tax rate (benefit) and the statutory federal income tax rate (benefit) is as follows:

	For the Year Ended March 31,
	2005	2004	2003
Statutory federal tax rate (benefit)	(34.0%)	(34.0%)	(34.0%)
State taxes, net of federal tax (benefit)	(4.4)	(4.4)	(4.4)
Deferred tax valuation allowance	38.4	34.2	-
Other	-	0.4	0.4
Effective tax rate (benefit)	-	(3.8%)	(38.0%)

As of March 31, 2005, Synthetech had gross federal and state net operating loss carryforwards of approximately $6,600,000 and $10,700,000, which will expire beginning in fiscal 2023 and 2016, respectively.

NOTE F.	LINE OF CREDIT

Synthetech’s bank line of credit provides for borrowings of up to $1 million or maximum available under borrowing base, whichever is less. Interest is payable at the prime rate with an annual facility fee of $5,000. The agreement is collateralized by cash and cash equivalents, marketable securities, accounts receivable, inventory and equipment. The agreement requires Synthetech to maintain various financial and other covenants. The line of credit has a one-year term and expires in December 2005. As of March 31, 2005, Synthetech had no borrowings outstanding under the credit agreement. On June 27, 2005, Synthetech entered into a loan modification agreement which requires Synthetech to maintain a quick ratio of 2.0 to 1 and a tangible net worth of $9 million, increased by 50% of net income and other additions to shareholders’ equity. The loan modification agreement contains a waiver of Synthetech’s failure to comply with the previously existing tangible net worth requirement of $19 million as a result of the impairment charge to property, plant and equipment in the fourth quarter of fiscal 2005. Absent such waiver and amendment, Synthetech would have been in violation of a relevant loan covenant.

NOTE G.	LONG TERM DEBT

In 1997, Synthetech entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with Synthetech’s plant expansion. The note bears interest of 9.0% per annum and is due in monthly installments of $2,459 through February 2007. The note is secured by Synthetech’s property, plant and equipment. The remaining balance of the note payable was $52,000 and $76,000, as of March 31, 2005 and 2004, respectively.

Maturities of long-term debt are as follows:
For the Year Ending March 31,
2006	26,000
2007	26,000
Total	$ 52,000

NOTE H.	SHAREHOLDERS' EQUITY

Shareholders Rights Plan

In July 1998, Synthetech adopted a Shareholder Rights Plan (the Rights Plan). Under the Rights Plan, Synthetech declared a dividend of one common share purchase right (a Right) for each share of common stock outstanding at the close of business on August 4, 1998. The Rights are attached to, and automatically trade with, the outstanding shares of Synthetech’s common stock. Under certain conditions, each right may be exercised to purchase one share of common stock at a purchase price of $30 per share, subject to adjustment. In the event that a person or group acquires 15% or more of Synthetech’ common stock, each Right will entitle all other shareholders to purchase from Synthetech common stock having a market value equal to two times the exercise price of the Right. In addition, if Synthetech is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each shareholder with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights. Synthetech is entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in July 2008 or the time that a person or group has acquired a 15% position. The Rights do not have voting or distribution rights.

NOTE I.	EMPLOYEE BENEFIT PLANS

Stock Options

Synthetech grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value (and occasionally in the past, below the fair market value) on the date of grant. Options generally vest 25% each year and are 100% vested after four years from the beginning of the fiscal year in which the options are granted. However, some options vest immediately and other options vest over two years or five years of service. Options expire ten years from the date of grant. Synthetech had 38,450 shares available for grant as of March 31, 2005.

Stock option activity was as follows:

	For the year ended March 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Beginning balance	1,037,650	$ 1.70	1,078,850	$ 1.80	819,000	$ 1.76
Granted	270,450	$ 1.62	205,000	$ 1.19	287,100	$ 2.00
Exercised	-	-	(86,700)	$ 1.25	-	-
Cancelled	(42,800)	$ 1.66	(159,500)	$ 1.95	(27,250)	$ 2.07
Ending balance	1,265,300	$ 1.71	1,037,650	$ 1.70	1,078,850	$ 1.80

Options exercisable
At year-end	792,704	$1.72	648,725	$1.80	613,888	$1.85

The following table summarizes information with respect to options outstanding and options exercisable at March 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Exercise Price Range	Shares	Price	Life	Shares	Price
$0.16 - $1.08	113,425	$0.74	8.3	79,675	$0.72
$1.28 - $1.82	839,500	$1.56	7.3	505,879	$1.50
$2.07 - $2.15	238,575	$2.09	6.9	133,350	$2.09
$2.44 - $4.56	73,800	$3.66	5.0	73,800	$3.66

	1,265,300	$1.71	7.0	792,704	$1.72

Employee Stock Purchase Plan

In July 2000, Synthetech established an employee stock purchase plan or ESPP for the benefit of its employees. The plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Synthetech’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 15 percent of an employee’s eligible compensation, up to a maximum of $15,000, in any plan year. Shares issued under the ESPP were 20,000 for fiscal 2005, 27,000 for fiscal 2004 and 32,000 for fiscal 2003.

NOTE J.	401(k) PROFIT SHARING PLAN

Synthetech established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 20% of compensation and includes a company matching contribution. Synthetech’s matching contribution is $0.50, $0.75 or $1.00 for each $1.00 contributed, up to 10% of compensation depending on the employee's length of service with Synthetech. Synthetech’s matching contribution becomes fully vested for each employee after 5 years of employment. Synthetech matching contributions for fiscal 2005, 2004 and 2003 were $104,000, $119,000 and $129,000, respectively.

NOTE K.	SEGMENT INFORMATION

Synthetech operates in one business segment for the development and production of amino acid derivatives, specialty amino acids, peptide fragments and proprietary custom chiral intermediates. Long-lived assets, other than in the United States, are not material.

Significant Customers: During fiscal 2005, three customers accounted for approximately 47%, of Synthetech’s revenue. During fiscal 2004, two customers accounted for approximately 50% of revenue. During fiscal 2003, two customers accounted for approximately 60% of revenue.

The following table reflects sales and percent of total sales by geographic area:

	For the year ending March 31,
	2005		2004		2003
United States	$ 7,180,000	73.6%	$ 7,954,000	75.5%	$ 9,409,000	83.3%
Europe	2,456,000	25.2	2,508,000	23.8	1,827,000	16.2
Japan	80,000	0.8	30,000	0.2	35,000	0.3
Other	35,000	0.4	48,000	0.5	18,000	0.2

Total	$ 9,751,000	100%	$ 10,540,000	100%	$ 11,289,000	100%

NOTE L.	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123 (R) will be effective for Synthetech beginning with the first quarter of fiscal 2007. Synthetech is currently evaluating the impact of SFAS 123(R) to its financial statements. See Note B for information related to the pro forma effect on Synthetech’s reported net loss and net loss per share of applying the fair value recognition provisions of the previous SFAS 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provision of SFAS No. 151, when applied, will have a material impact on our financial position, results of operations or cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in Accounting Principles Board Opinion (APB) No. 29, “Accounting for

Non-monetary Transactions.”  Both SFAS no. 153 and APB No. 29 require that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged. APB No. 29, however, allowed for non-monetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Any non-monetary asset exchanges will be accounted for under SFAS No. 153. We do not expect SFAS No. 153 to have a material impact on our financial position, results of operations or cash flows

NOTE M.	RELATED PARTY TRANSACTIONS

Synthetech has engaged Mr. Paul Ahrens, Chairman of the Board, and, until May 31, 2005, had engaged Mr. David Clarke, a former Director, to assist with Synthetech’s marketing and strategic development efforts. Fees incurred by Synthetech under these arrangements during fiscal 2005 were $91,000.

Supplementary Financial Data (unaudited)

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2005 is as follows:

	Year Ended March 31, 2005
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$ 2,741	$ 2,531	$ 1,181	$ 3,298
Gross income (loss)	270	575	(494)	510
Operating loss (1)	(419)	(111)	(1,283)	(6,599)
Net loss (1)	(412)	(103)	(1,267)	(6,587)
Basic and diluted loss per share (1)	$ (0.03)	$ (0.01)	$ (0.09)	$ (0.46)

	Year Ended March 31, 2004
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$ 1,773	$ 1,843	$ 2,914	$ 4,010
Gross income (loss)	(428)	(653)	302	1,488
Operating income (loss)	(1,105)	(1,232)	(354)	809
Net income (loss)	(1,095)	(1,226)	(350)	883
Basic and diluted earnings (loss) per share	$ (0.08)	$ (0.09)	$ (0.02)	$ 0.06

(1) The fourth quarter of fiscal 2005 includes a $6.3 million charge for the impairment of property, plant and equipment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the fiscal year ended March 31, 2004. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that Synthetech’s disclosure controls and procedures were effective as of the end of the fiscal year ended March 31, 2005, particularly during the period in which this Annual Report on Form 10-K was being prepared.

There has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Synthetech’s Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls and internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Synthetech have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple mistake or error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B. OTHER INFORMATION

On June 27, 2005, Synthetech entered into a Loan Modification Agreement with Silicon Valley Bank (the "Amendment") that amends the existing Loan and Security Agreement dated December 31, 2003, as amended, between the parties (the "Agreement"). Under the terms of the Agreement, Synthetech had access to $500,000 without submitting a borrowing base certificate to the Bank and without being subject to an audit by the Bank. The Amendment lowers that threshold to $250,000. The Amendment also amends certain financial covenants of the Agreement. The Amendment also waives Synthetech's default of the tangible net worth covenant of the agreement as of March 31, 2005.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required about Synthetech's executive officers by this Item is included in Item 1 of this report under the caption "Executive Officers of the Registrant." The remaining information required by this item will be included in Synthetech's Proxy Statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in Synthetech's Proxy Statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The additional information required by this Item 12 will be included in Synthetech's Proxy Statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be included in Synthetech's Proxy Statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in Synthetech's Proxy Statement for its 2005 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The information required by these Items is included under Item 8 of this Report.

(a)(3)	EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K and this list is intended to constitute the exhibit index:

Exhibit
No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991)

3.2	Bylaws, as amended

4	Rights Agreement, (incorporated by reference to Synthetech’s Registration Statement on Form 8-A (File No. 000-12992) filed on July 24, 1998)

10.1 †	1995 Incentive Compensation Plan, as amended (incorporated by reference to Synthetech’s Tender Offer Statement on Schedule TO (File No. 005-36505) filed on June 15, 2001)

10.2 †	Form of employment contract entered into by Mr. M. Sreenivasan (incorporated by reference to Synthetech’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997)

10.3 †	2000 Stock Incentive Plan (incorporated by reference to Synthetech’s Tender Offer Statement on Schedule TO (File No. 005-36505) filed on June 15, 2001)

10.4

Loan and Security Agreement dated as of December 31, 2003 between Synthetech, Inc. and Silicon Valley Bank (incorporated by reference to Synthetech’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003)

10.5	Loan Modification Agreement dated as of December 17, 2004 between Synthetech, Inc. and Silicon Valley Bank (incorporated by reference to Synthetech’s Report on Form 8-K dated December 17, 2004)

10.6†

Independent Contractor Agreement entered into as of February 1, 2005 between Synthetech and David R. Clarke and related Stock Option Grant Notice and Agreement (incorporated by reference to Synthetech’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004)

10.7	Loan Modification Agreement dated as of June 27, 2005 between Synthetech, Inc. and Silicon Valley Bank

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

__________________________

† Management contract or compensatory plan.

(b)	See (a)(3) above.

(c)	See (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 2005	SYNTHETECH, INC. By /s/ M. “Sreeni” Sreenivasan M. “Sreeni” Sreenivasan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ M. “Sreeni” Sreenivasan M. “Sreeni” Sreenivasan	President, Chief Executive Officer (Principal Executive Officer) and Board Member	June 29, 2005
/s/ Gary A. Weber Gary A. Weber	Vice President Finance and Administration, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer)	June 29, 2005
/s/ Paul C. Ahrens Paul C. Ahrens	Chairman of the Board of Directors	June 28, 2005
/s/ Daniel T. Fagan Daniel T. Fagan	Director	June 28, 2005
/s/ Howard L. Farkas Howard L. Farkas	Director	June 28, 2005
/s/ Hans C. Noetzli Hans C. Noetzli	Director	June 28, 2005
/s/ Charles B. Williams Charles B. Williams	Director	June 28, 2005