Form 10-Q
period 2005-06-30
SYNTHETECH INC
filed 2005-08-04
CIK 749290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes	X	No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class: Common Stock, $0.001 par value

Shares outstanding as of July 29, 2005: 14,469,772

SYNTHETECH, INC

INDEX

Page
Part I.	Financial Information

Item 1.	Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure about Market
	Risk	24

Item 4.	Controls and Procedures	24

Part II.	Other Information

Item 6.	Exhibits	25

Signatures	26

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Balance Sheets
(unaudited)

	June 30,	March 31,
	2005	2005

Assets

Current Assets:
Cash and cash equivalents	$ 2,523,000	$ 1,828,000
Marketable securities	1,300,000	1,300,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	566,000	2,175,000
Inventories	3,402,000	3,354,000
Prepaid expenses	271,000	374,000

Total Current Assets	8,062,000	9,031,000

Property, plant and equipment, net	4,390,000	4,500,000

Total Assets	$ 12,452,000	$ 13,531,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Balance Sheets
(continued)
(unaudited)

	June 30,	March 31,
	2005	2005

Liabilities and Shareholders’ Equity

Current Liabilities:
Current portion of long term obligations	$ 26,000	$ 26,000
Accounts payable	457,000	488,000
Accrued compensation	165,000	151,000
Income taxes payable	180,000	180,000
Other accrued liabilities	29,000	11,000

Total Current Liabilities	857,000	856,000

Long term obligations, net of current portion	19,000	26,000
Other long term liabilities	96,000	87,000

Total Liabilities	972,000	969,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,470,000 shares for both periods	14,000	14,000
Paid-in capital	9,100,000	9,100,000
Retained earnings	2,366,000	3,448,000

Total Shareholders' Equity	11,480,000	12,562,000

Total Liabilities and Shareholders' Equity	$ 12,452,000	$ 13,531,000

The accompanying notes are an integral part of these condensed financial statements.

Statements Of Operations
(unaudited)

Three Months Ended June 30,	2005	2004

Revenue	$ 1,194,000	$ 2,741,000
Cost of revenue	1,533,000	2,471,000

Gross income (loss)	(339,000)	270,000

Research and development	192,000	126,000
Selling, general and administrative	571,000	563,000
Total operating expense	763,000	689,000

Operating loss	(1,102,000)	(419,000)

Interest income	21,000	9,000
Interest expense	(1,000)	(2,000)

Loss before income taxes	(1,082,000)	(412,000)

Income taxes	-	-

Net loss	$ (1,082,000)	$ (412,000)

Net loss per common share:
Basic and diluted loss per share	$ (0.07)	$ (0.03)

Weighted average shares outstanding:
Basic and diluted	14,469,772	14,452,396

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Statements of Cash Flows
(unaudited)

Three Months Ended June 30,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,082,000)	$(412,000)
Adjustments to reconcile net loss to
cash provided by (used in) operating activities:
Depreciation expense	137,000	268,000
Amortization of deferred compensation	-	4,000

(Increase) decrease in assets:
Accounts receivable, net	1,609,000	(487,000)
Inventories	(48,000)	230,000
Prepaid expenses	103,000	164,000

Increase (decrease) in liabilities:
Accounts payable	(31,000)	25,000
Accrued compensation	14,000	(30,000)
Other accrued liabilities	18,000	(10,000)
Other long term liabilities	9,000	8,000
Cash provided by (used in) operating activities	729,000	(240,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(27,000)	(45,000)
Cash used in investing activities	(27,000)	(45,000)

Principal payments under long term debt obligations	(7,000)	(6,000)
Cash used in financing activities	(7,000)	(6,000)

Increase (Decrease) in Cash and Cash Equivalents	695,000	(291,000)

Cash and Cash Equivalents at Beginning of Period	1,828,000	3,018,000

Cash and Cash Equivalents at End of Period	$2,523,000	$2,727,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Information as of June 30, 2005 and for the three-month

period ended June 30, 2005 is unaudited)

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

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. Synthetech’s management suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2005.

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

Cash and cash equivalents consist of the following:

	June 30,	March 31,
	2005	2005

Cash	$197,000	$551,000
Cash equivalents	2,326,000	1,277,000
	$2,523,000	$1,828,000

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

At June 30, 2005 and March 31, 2005, our investment in marketable securities, available-for-sale, included $1.3 million of auction rate municipal bonds with stated maturities between November 2018 and November 2032. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains or losses or gross realized gains or losses from these securities. All income from these securities is recorded in interest income. Marketable securities are held with a major financial institution in Synthetech’s name.

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review of collectibility of specific accounts. The allowance for doubtful accounts as of June 30, 2005 and March 31, 2005 was $15,000. For the three months ended June 30, 2005 and 2004, Synthetech’s provision for credit losses was insignificant.

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

Management evaluates Synthetech’s inventory for impairment whenever it becomes aware that indicators of impairment exist. It is Synthetech’s policy to write-down inventories to reflect an estimate for impairment in an amount equal to the excess, if any, of the cost of inventory compared to the estimated market value based upon assumptions about future demand and market conditions. Write-downs of inventory are reported as a component of cost of revenue in the relevant period.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that materially increase values, change capacities or extend useful lives are capitalized. When assets are retired, sold or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the individual assets which range from three to 40 years.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), Synthetech, assesses the impairment of property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If Synthetech determines that the carrying value of property, plant and equipment may not be recoverable, we compare the carrying values of our property, plant and equipment to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows an impairment charge may be recorded. An impairment charge is recognized to the extent that the carrying amount of property, plant and equipment is in excess of its determined fair value.

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

Loss Per Share: Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three months ended June 30, 2005 and 2004, the weighted average number of shares used to compute diluted loss per share did not differ from the weighted average number of shares used to compute basic loss per share.

The following common stock equivalents were excluded from the loss per share computation because their effect would have been anti-dilutive:

	For the Three Months
	Ended June 30,
	2005	2004

Common stock options outstanding	1,236,653	1,240,650

Stock-Based Compensation: In accordance with Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of Financial Accounting Standards Board (FASB) Statement No. 123” or SFAS No. 148 and Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” or SFAS No. 123, Synthetech’s pro forma option expense is computed using the fair value method.

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

	Three Months Ended June 30,
	2005	2004

Net loss, as reported	$(1,082,000)	$(412,000)

Add: Stock-based employee compensation expense included in reported net loss	-	4,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(28,000)	(40,000)

Pro forma net loss	$(1,110,000)	$(448,000)

Net loss per share:
Basic and Diluted – as reported	$(0.07)	$(0.03)

Basic and Diluted – pro forma	$(0.08)	$(0.03)

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions. No stock options were granted during the three months ended June 30, 2005. No ESPP shares were granted during the three months ended June 30, 2005 or 2004.

	Three Months Ended June 30,
	2005	2004

Stock Options:
Dividend yield	-	-
Expected volatility	-	58%
Risk-free interest rate	-	3.91%
Expected life (in years)	-	7.00

Weighted-Average fair value of stock options granted:
At market value	$-	$0.44
Below market value	$-	$0.68
All options granted	$-	$0.54

NOTE C.	STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended June 30,
	2005	2004

Interest	$1 ,000	$2,000

NOTE D.	INVENTORIES

The major components of inventories, net of reserves, are as follows:

	June 30,	March 31,
	2005	2005

Finished products	$1,796,000	$1,870,000
Work in process	584,000	581,000
Raw materials	1,022,000	903,000
	$3,402,000	$3,354,000

NOTE E.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	March 31,
	2005	2005

Land	$241,000	$241,000
Buildings	1,609,000	1,609,000
Machinery and equipment	2,225,000	2,199,000
Laboratory equipment	1,011,000	1,011,000
Furniture and fixtures	46,000	45,000
	5,132,000	5,105,000
Less:
Accumulated depreciation	(742,000)	(605,000)
	$4,390,000	$4,500,000

NOTE F.	LINE OF CREDIT

Synthetech’s bank line of credit provides for borrowings of up to $1 million or maximum available under borrowing base, whichever is less. Interest is payable at the prime rate with an annual facility fee of $5,000. The agreement is collateralized by cash and cash equivalents, marketable securities, accounts receivable, inventory and equipment. The agreement requires Synthetech to maintain various financial and other covenants. The line of credit has a one-year term and expires in December 2005. As of June 30, 2005, Synthetech had no borrowings outstanding under the credit agreement. On June 27, 2005, Synthetech entered into a loan modification agreement which requires Synthetech to maintain a quick ratio of 2.0 to 1 and a tangible net worth of $9 million, increased by 50% of net income and other additions to shareholders’ equity.

NOTE G.	RELATED PARTY TRANSACTIONS

Synthetech has engaged Paul Ahrens, Chairman of the Board, to assist with Synthetech’s new product development efforts, and, until May 31, 2005, had engaged David Clarke, a former Director, to assist with Synthetech’s marketing and strategic development efforts. Fees incurred by Synthetech under these arrangements during the first quarter of fiscal 2006 were $58,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding: our future operating results, including revenue for the second quarter of fiscal 2006 and longer-term revenue from our existing pipeline of drug development projects; implementation of our growth strategy; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress, including filings and filing dates related to the approval process; financing our current and future capital expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, marketable securities, borrowing capacity and internally generated funds will be adequate to operate our business for the next twelve months; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors; industry cost factors; competition; government regulation; labor disputes; technological change; and international business risks. Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Business Conditions

Revenue in the first quarter of fiscal 2006 was $1.2 million, below the level of quarterly revenue required for Synthetech to operate profitably. Synthetech continues to face difficult market conditions. Our industry remains generally affected by a low rate of new drug approvals, ongoing customer insourcing, overcapacity and delayed product approvals, although there are recent signs of improvement. During periods of excess manufacturing capacity, Synthetech is at a competitive disadvantage compared to contract drug synthesis companies that can support further downstream production in accordance with the FDA’s current Good Manufacturing Practices (cGMP).

In areas of our business we are encountering competition from developing countries such as India and China that have substantially lower cost structures, primarily because salaries and other costs are a fraction of what they are in industrialized countries. This trend has resulted in pricing pressures in the United States and is affecting our ability to maintain historical margins on some of our products and to retain and attract business.

During the first quarter of fiscal 2006, our manufacturing activities and related financial performance were adversely affected by low utilization of our large reactors due to the lack of significant orders relating to large-scale customer projects. Although Synthetech is involved in many active customer projects, large-scale customer projects represent our primary source of revenue. We are unable to determine with reasonable certainty our revenues relating to large-scale projects beyond the second quarter of fiscal 2006, in part due to unpredictable drug approval processes and the short-term supply chain planning by several of our customers. We expect revenue for the second quarter of fiscal 2006 to exceed first quarter revenue but still be below profitable levels.

In spite of our recent results, Synthetech's pipeline of clinical projects remains robust, with about a dozen active projects in mid- to late-stage clinical trials for which we are supplying key intermediates and many other projects at earlier stages of the drug development cycle. We expect to be named as an approved supplier of intermediates in three New Drug Applications to be filed by our customers during fiscal 2006 following completion of Phase 3 clinical trials currently in progress. Synthetech has supported each of these projects for years as they have progressed through the drug development cycle. Although we face a challenging environment in the near-term, we believe that Synthetech’s pipeline of projects has the potential to generate longer-term revenue significantly above amounts in recent fiscal years.

Growth Strategy

Synthetech's primary business objective is to create and build upon a more stable base of revenue by implementing the following strategies:

•

Continue With Core Focus. Synthetech is a leader in the development of amino acid derivatives, specialty amino acids, peptide fragments and proprietary custom chiral intermediates for the pharmaceutical industry. Synthetech intends to continue to focus on these core markets and to support and build upon the projects in its drug development pipeline.

•

Leverage Core Expertise to Expand into More Complicated and Value-added Projects. With over 20 years' of experience, Synthetech has developed extensive experience and process technology in its core areas of expertise. In recent years, Synthetech has leveraged this expertise to enter "downstream" pharmaceutical intermediates that involve more complicated products and generally offer higher margins, and Synthetech intends to expand its involvement with these value-added projects. Synthetech recently secured an order to produce its first Active Pharmaceutical Ingredient (API) for clinical trials during the first half of fiscal 2006. Synthetech believes that its existing facilities and quality systems and procedures, with some incremental upgrades, will enable it to target other appropriate API pipeline projects. Synthetech's expansion into more sophisticated projects is also in response to the increasing competition for more basic product offerings from developing countries.

•

Cost-effectively Expand Research and Development Capabilities. The new product development sector of the pharmaceutical industry remains active, and Synthetech is participating in a variety of early-stage projects, which traditionally have been the source for its future large-scale projects. We intend to augment our research and development capabilities on a cost-effective basis by accessing research & development resources in India, where cost structures are substantially lower than in the United States. We believe this strategy will (a) enable us to continue to participate actively in early-stage projects, (b) reduce the potential business within our core area of expertise that we turn away due to resource constraints, and (c) free up existing Synthetech chemists to pursue more sophisticated and value-added projects. We are evaluating various alternatives of gaining access to research & development resources in India.

•

Stabilize Revenue Base Through Pharmaceutical and Limited Non-pharmaceutical Manufacturing Opportunities. To help stabilize our revenue base, Synthetech is exploring custom synthesis opportunities that are both within and outside of the pharmaceutical industry. We believe that our existing manufacturing capabilities combined with our location on the West Coast of the United States provides a potential platform from which to develop a limited base of custom synthesis revenue that will not be subject to the same level of volatility we currently experience in the pharmaceutical marketplace. Presently we are not producing significant quantities of products for market sectors outside of the pharmaceutical or cosmeceutical industries.

•

Develop Proprietary Products Based on our Core Competencies. Synthetech’s primary business model has been to manufacture products on behalf and to the specifications of our pharmaceutical customer base. In order to gain an increased level of control over our sources of revenue, we are exploring opportunities to develop proprietary products for potential emerging markets related to our existing expertise.

We anticipate that we will require additional capital, which may be substantial, to implement our growth strategy, although we have not yet determined the amount or timing of such additional funding.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in the Statements of Operations.

	Three Months
	Ended June 30,
	2005	2004

Revenue	100.0%	100.0%
Cost of revenue	128.4	90.1

Gross income (loss)	(28.4)	9.9

Research and development	16.1	4.6
Selling, general and administrative	47.8	20.5

Total operating expenses	63.9	25.1

Operating loss	(92.3)	(15.2)

Interest income	1.7	0.3
Interest expense	-	(0.1)

Loss before income taxes	(90.6)	(15.0)

Income taxes	-	-

Net loss	(90.6)%	(15.0)%

Revenue

Revenue of $1.2 million in the first quarter of fiscal 2006 decreased by $1.5 million, or 56%, from revenue of $2.7 million in the first quarter of fiscal 2005.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter to quarter revenue. Revenue from large-scale customer projects was $249,000 and $2.0 million in the first quarter of fiscal 2006 and 2005, respectively.

Large-scale project revenue during the first quarter of fiscal 2006 was comprised of small to moderate shipments in support of three continuing customer projects.

Two large-scale projects in the first quarter of fiscal 2005 provided approximately 67% of revenue for the quarter. One project is in support of a marketed drug on behalf of a major pharmaceutical company; the other project supports an established product on behalf of a company operating in the cosmeceutical sector. Revenue from large-scale projects for the first quarter of fiscal 2006 included a small amount of revenue for shipments in support of the marketed drug; no shipments were made in support of the cosmeceutical. Based on customer inventory levels and expected market demand, customer requirements for the remainder of fiscal 2006 in support of the marketed drug and the cosmeceutical are not expected to be significant.

In addition to large-scale projects, a significant number of other customer projects contributed to revenue during the first quarter of fiscal 2006 and 2005. These projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers. Synthetech’s large-scale projects typically originate from the Company’s portfolio of successful small-scale early stage drug development projects.

International sales, mainly to Europe, were $692,000 and $198,000 in the first quarter of fiscal 2006 and 2005, respectively. International sales, like all of our revenues, are subject to significant quarterly fluctuations.

To the extent successful customer projects develop into larger volumes, either during late stage clinical trials, pre-launch or as a marketed product, our per unit pricing may decline. There is a risk that the impact on future sales and profitability from declines in pricing may not be offset by an increase in volume.

The level of Synthetech’s business from period to period is largely unpredictable and we anticipate that our revenue will continue to be volatile between periods, primarily due to the level of revenue from, and the timing of shipments relating to large-scale projects. Although revenue associated with marketed products is more likely to provide a longer term, on-going revenue stream than revenue associated with drugs at the clinical or discovery stages, continuation of customer demand for our products from customers with marketed products remains subject to various market conditions, including potential use of alternative manufacturing methods, continued market demand for drugs or cosmeceuticals that we support, and competition from other suppliers. Accordingly, while significant orders related to marketed products provide increased and more predictable revenue, we expect revenue related to marketed products and other projects to continue to fluctuate significantly from period to period.

Gross income (loss)

The gross loss in the first quarter of fiscal 2006 was $339,000, or 28% of revenue, compared to gross income of $270,000, or 10% of revenue, in the first quarter of fiscal 2005. The low amount of revenue in the first quarter of fiscal 2006 was inadequate to generate sufficient margins to offset manufacturing and other costs charged to cost of revenue.

Cost of revenue decreased $1.0 million, to $1.5 million in the first quarter of fiscal 2006 from $2.5 million in the first quarter of fiscal 2005, primarily as a result of a decrease in revenue and an approximately $450,000 reduction in manufacturing costs between the two periods.

The decrease in manufacturing costs for the first quarter of fiscal 2006 included a $122,000 decrease in depreciation expense compared to the corresponding period of fiscal 2005, resulting from the impairment charge and related reduction in basis of Synthetech's property, plant and equipment that was recorded in the fourth quarter of fiscal 2005.

The gross loss in the first quarter of fiscal 2006 reflects charges for impaired inventory of $201,000 compared to charges for impaired inventory of $212,000 in the first quarter of fiscal 2005. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes to exceed the selling price for the initial batches of product, which results in an inventory write-off. The international fine chemicals industry has been marked by overcapacity and a resulting downward pressure on pricing. It remains difficult to rework certain materials on a cost effective basis.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense. Research and development (R&D) expense in the first quarter of fiscal 2006 was $192,000, or 16% of revenue, compared to $126,000, or 5% of revenue, in the first quarter of fiscal 2005.

The increase in R&D expense in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 is primarily due to R&D departmental costs incurred during the first quarter of fiscal 2005 which were allocated to the manufacture of small scale products, which costs are included in inventory until the product is sold, when they are reported as a component of cost of revenue.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.

SG&A Expense. Selling, general and administrative (SG&A) expense in the first quarter of fiscal 2006 increased slightly to $571,000, or 48% of revenue, from $563,000, or 21% of revenue, in the first quarter of fiscal 2005.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest Income

Interest income in the first quarter of fiscal 2006 was $21,000 compared to $9,000 in the first quarter of fiscal 2005. Synthetech’s interest income is primarily derived from earnings on our cash equivalents and marketable securities. The changes in interest income for the periods presented were due to the amount of cash equivalents and marketable securities and the interest rates in effect during the periods. The average rate of interest earned on Synthetech’s cash equivalents and marketable securities during the first quarter of fiscal 2006 was 2.44%, compared to 0.94% during the first quarter of fiscal 2005.

Interest expense

Interest expense in the first quarter of fiscal 2006 was $1,000 compared to $2,000 in the first quarter of fiscal 2005.

Income Taxes

Based on Synthetech’s recent history of losses, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as a benefit for income taxes.

Net Loss

As a result of the foregoing, net loss in the first quarter of fiscal 2006 was $1.1 million, or 91% of revenue, compared to a net loss of $412,000, or 15% of revenue, in the first quarter of fiscal 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments. Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements. Please see Note B to the Financial Statements.

Allowance for Doubtful Accounts

A customer’s creditworthiness is analyzed by a review of a customer’s payment history and financial stability. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of June 30, 2005 and March 31, 2005 was $15,000. For the quarters ended June 30, 2005 and 2004, Synthetech’s provision for credit losses was insignificant. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

Inventories

Inventories are valued at the lower of cost or market, determined on the first-in first-out (FIFO) basis. Costs include direct material, direct labor, applicable manufacturing overhead, and other direct costs.

Management evaluates Synthetech’s inventory for impairment whenever it becomes aware that indicators of impairment exist. Factors contributing to inventory impairment include, but are not limited to: decreases in selling price; changes in customer specifications; project terminations or holds; variations in material produced by Synthetech from customer specifications; and production costs materially in excess of current market price. It is our policy to write-down inventories to reflect an estimate for impairment in an amount equal to the excess, if any, of the cost of inventory compared to the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in the future. Write-downs of inventory are reported as a component of cost of revenue in the relevant period.

Long-Lived Asset Impairment

In accordance with the provisions of SFAS 144, Synthetech assesses the impairment of long-lived assets such as property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors that could trigger an impairment review include, among others, the following:

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

Revenue Recognition

Synthetech recognizes revenue, including shipping and handling charges billed to customers, when the following criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	Synthetech’s price to our customer is fixed or determinable; and
•	Collectibility is reasonably assured.

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

Due to the foregoing industry factors Synthetech cannot predict with reasonable certainty future demand beyond its current order base, and existing orders may be subject to cancellation or delay by customers. Until there is stable demand for our products, we are likely to continue to experience significant fluctuations in our periodic results.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash, cash equivalents and marketable securities totaled $3.8 million at June 30, 2005, compared to $3.1 million at March 31, 2005.

Primarily due to the net loss of $1.1 million incurred in the first quarter of fiscal 2006, Synthetech’s working capital decreased from $8.2 million at March 31, 2005 to $7.2 million at June 30, 2005.

Synthetech's line of credit permits it to borrow the lesser of $1 million or the maximum amount available under the borrowing base calculation. Interest is payable at the prime rate with an annual facility fee of $5,000. The facility is collateralized by cash and cash equivalents, marketable securities, accounts receivable, inventories and equipment. On June 27, 2005, Synthetech entered into a loan modification agreement which requires Synthetech to maintain a quick ratio of 2.0 to 1 and a tangible net worth of $9 million, increased by 50% of net income and other additions to shareholders’ equity. Synthetech had no borrowings outstanding under the credit facility as of June 30, 2005 or March 31, 2005. The credit facility expires in December 2005.

Synthetech generated cash from operating activities of $729,000 during the first quarter of fiscal 2006, compared to cash used in operating activities of $240,000 in the first quarter of fiscal 2005. In the first quarter of fiscal 2006, the primary use of cash from operating activities was the net loss of $1.1 million, which was partially offset by non-cash charges for depreciation of $137,000. A reduction in accounts receivable was the primary source of cash flow derived from operating activities. Accounts receivable decreased $1.6 million to $566,000 at June 30, 2005 from $2.2 million at March 31, 2005. The change in accounts receivable between the two periods is primarily due to significantly lower shipments in the first quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005. Inventory remained substantially unchanged between March 31, 2005 and June 30, 2005. Prepaid expenses decreased $103,000 to $271,000 at June 30, 2005, from $374,000 at March 31, 2005. The change in prepaid expenses between the two periods is primarily due to the renewal of Synthetech’s various insurance policies during the third quarter of fiscal 2005 less amortization of prepaid expenses over the periods which they benefit. Accounts payable remained substantially unchanged between March 31, 2005 and June 30, 2005.

Synthetech used $27,000 of cash for capital expenditures during the first quarter of fiscal 2006, compared to $45,000 in the first quarter of fiscal 2005. Synthetech has completed its existing long-term capital plan for its sole facility in Albany, Oregon. Synthetech’s capital plan for fiscal 2006 includes various projects totaling approximately $100,000. Synthetech expects to finance all capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Cash used in financing activities for the first quarter of fiscal 2006 totaled $7,000 compared to cash used in financing activities of $6,000 in the first quarter of fiscal 2005.

Synthetech incurred significant negative cash flow during fiscal 2005 and 2004. Although we are unable to predict with certainty future revenue, based on the existing state of the fine chemicals industry, our operating results for the first quarter of fiscal 2006 and our existing order base, we expect to incur negative cash flow from operations for fiscal 2006, which would adversely affect our cash and working capital positions.

Synthetech is uncertain whether its existing cash and cash equivalents, marketable securities and any available funds under its bank line of credit and any funds generated from operations will be sufficient to support its operations for the next twelve months. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Synthetech may not be able to draw under its line of credit. If sources of liquidity are insufficient, Synthetech may have to seek debt or equity financing to satisfy its liquidity requirements, may be unable to obtain adequate or favorable financing and any financing Synthetech obtains may dilute the ownership interests of its shareholders or increase its leverage and interest expense.

As discussed in the Overview section of this Management Discussion and Analysis of Financial Condition and Results of Operations, Synthetech is seeking to stabilize and increase the Company’s operating results through its growth strategies. We anticipate that we will require additional capital, which may be substantial, to implement our growth strategy, although we have not yet determined the amount of such additional funding.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Synthetech's primary market risk exposure is the impact of interest rate fluctuations on interest income earned on our cash equivalents. The risks associated with market, liquidity and principal are mitigated by investing in high-credit quality securities and limiting concentrations of issuers and maturity dates. Synthetech does not invest in derivative financial instruments.

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts as of June 30, 2005.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

Item 4. Controls and Procedures

Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that Synthetech’s disclosure controls and procedures were effective as of the end of the period covered by this report particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There has been no change in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits.

Exhibit 3.1	Articles of Incorporation of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
Exhibit 3.2	Bylaws of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
Exhibit 10.1

Loan Modification Agreement dated as of June 27, 2005 between Synthetech, Inc. and Silicon Valley Bank (incorporated by reference to the exhibits filed with Synthetech's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

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

SYNTHETECH, INC. (Registrant)

Date: August 3, 2005	/s/ M. Sreenivasan
M. Sreenivasan President & Chief Executive Officer

Date: August 3, 2005	/s/ Gary A. Weber
Gary A. Weber Vice President Finance & Chief Financial Officer