Form 10-Q
period 2005-09-30
SYNTHETECH INC
filed 2005-11-14
CIK 749290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class: Common Stock, $0.001 par value

Shares outstanding as of November 9, 2005: 14,474,785

SYNTHETECH, INC

INDEX

Page
Part I.	Financial Information

Item 1.	Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure about Market
	Risk	24

Item 4.	Controls and Procedures	25

Part II.	Other Information

Item 1A	Risk Factors	26

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	28

Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	September 30,	March 31,
	2005	2005

Assets

Current Assets:
Cash and cash equivalents	$1,627,000	$1,828,000
Marketable securities	1,300,000	1,300,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	731,000	2,175,000
Inventories	3,427,000	3,354,000
Prepaid expenses	146,000	374,000

Total Current Assets	7,231,000	9,031,000

Property, Plant and Equipment, net	4,266,000	4,500,000

Total Assets	$11,497,000	$13,531,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	September 30,	March 31,
	2005	2005

Liabilities and Shareholders’ Equity

Current Liabilities:
Current portion of long term debt	$27,000	$26,000
Accounts payable	490,000	488,000
Accrued compensation	155,000	151,000
Income taxes payable	180,000	180,000
Other accrued liabilities	113,000	11,000

Total Current Liabilities	965,000	856,000

Long term debt, net of current portion	12,000	26,000
Other long term liabilities	96,000	87,000

Total Liabilities	1,073,000	969,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,475,000 and 14,470,000 shares	15,000	14,000
Paid-in capital	9,124,000	9,100,000
Retained earnings	1,285,000	3,448,000

Total Shareholders' Equity	10,424,000	12,562,000

Total Liabilities and Shareholders' Equity	$11,497,000	$13,531,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$1,054,000	$2,531,000	$2,248,000	$5,272,000
Cost of revenue	1,322,000	1,956,000	2,855,000	4,427,000

Gross income (loss)	(268,000)	575,000	(607,000)	845,000

Research and development	197,000	158,000	389,000	284,000
Selling, general and administrative	670,000	528,000	1,241,000	1,091,000

Total operating expenses	867,000	686,000	1,630,000	1,375,000

Operating loss	(1,135,000)	(111,000)	(2,237,000)	(530,000)

Interest income	55,000	10,000	76,000	19,000
Interest expense	(1,000)	(2,000)	(2,000)	(4,000)

Loss before income taxes	(1,081,000)	(103,000)	(2,163,000)	(515,000)

Income taxes	-	-	-	-

Net loss	$(1,081,000)	$(103,000)	$(2,163,000)	$(515,000)

Net loss per common share:
Basic and diluted loss per share	$(0.07)	$(0.01)	$(0.15)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	14,471,897	14,457,443	14,470,840	14,454,933

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Six Months Ended September 30,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,163,000)	$(515,000)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation expense	274,000	535,000
Restricted stock awarded to employees	22,000	-
Amortization of deferred compensation	-	8,000

(Increase) decrease in assets:
Accounts receivable, net	1,444,000	153,000
Inventories	(73,000)	304,000
Prepaid expenses	228,000	323,000

Increase (decrease) in liabilities:
Accounts payable	2,000	(29,000)
Accrued compensation	4,000	(42,000)
Other accrued liabilities	102,000	(18,000)
Other long term liabilities	9,000	17,000
Cash Provided By (Used In) Operating Activities	(151,000)	736,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(40,000)	(59,000)
Cash Used In Investing Activities	(40,000)	(59,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of marketable securities, available for sale	(1,300,000)	-
Sale of marketable securities, available for sale	1,300,000	-
Principal payments under long-term debt obligations	(13,000)	(12,000)
Repurchase of common stock	-	(2,000)
Proceeds from stock purchase plan	3,000	10,000
Cash Used In Financing Activities	(10,000)	(4,000)

Increase (Decrease) in Cash and Cash Equivalents	(201,000)	673,000

Cash and Cash Equivalents at Beginning of Period	1,828,000	3,018,000

Cash and Cash Equivalents at End of Period	$1,627,000	$3,691,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of September 30, 2005 and for the three- and six-month periods ended September 30, 2005 is unaudited)

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

The interim period information included in this Quarterly Report on Form 10-Q reflects all adjustments, consisting of normal recurring adjustments, that are, in the opinion of Synthetech’s management, necessary for a fair statement of the results of the respective interim periods. Results of operations for interim periods are not necessarily indicative of results to be expected for an entire year.

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

Cash and cash equivalents consist of the following:

	September 30,	March 31,
	2005	2005

Cash	$250,000	$551,000
Cash equivalents	1,377,000	1,277,000
	$1,627,000	$1,828,000

Marketable Securities, Available-for-Sale: In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At March 31, 2005, our investment in marketable securities, available-for-sale, included $1.3 million of auction rate municipal bonds with stated maturities between November 2018 and November 2032. Our investments in these securities were recorded at cost, which approximated fair market value due to their variable interest rates, which typically reset every 7 to 35 days. We sold our auction rate municipal bonds at par in August 2005 and reinvested in the cumulative preferred shares described below. We had no realized gains or losses from the sale of these securities.

At September 30, 2005, our investment in marketable securities, available-for-sale, included $1.3 million of auction rate cumulative preferred shares. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 28 days based upon the results of an auction. As a result of the periodic adjustment in rates, we had no cumulative gross unrealized holding gains or losses or gross realized gains or losses from these securities during the quarter ended September 30, 2005.

All income from our available-for-sale securities is recorded in interest income. Marketable securities are held with a major financial institution in Synthetech’s name.

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review of collectibility of specific accounts. The allowance for doubtful accounts as of September 30, 2005 and March 31, 2005 was $15,000. For the six months ended September 30, 2005 and 2004, Synthetech’s provision for credit losses was insignificant.

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

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, Synthetech, assesses the impairment of property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If Synthetech determines that the carrying value of property, plant and equipment may not be recoverable, we compare the carrying values of our property, plant and equipment to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, Synthetech may record an impairment charge. Synthetech recognizes an impairment charge to the extent that the carrying amount of property, plant and equipment is in excess of its determined fair value.

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

Loss Per Share: Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three months and six months ended September 30, 2005 and 2004, the weighted average number of shares used to compute diluted loss per share did not differ from the weighted average number of shares used to compute basic loss per share.

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004

Common stock options outstanding	1,305,000	1,229,000	1,305,000	1,229,000
Award of restricted stock - unissued	43,000	-	43,000	-
	1,348,000	1,229,000	1,348,000	1,229,000

Stock-Based Compensation: In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of Financial Accounting Standards Board (FASB) Statement No. 123” and SFAS No. 123, “Accounting for Stock-Based Compensation”, Synthetech’s pro forma option expense is computed using the fair value method.

As permitted by SFAS No. 123, as amended by SFAS No. 148, Synthetech has elected to continue to apply the provisions of Accounting Principles Board (or APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Equity Incentive Plan (the Plan) and Employee Stock Purchase Plan (ESPP). Synthetech is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its stock-based employee compensation plans. Synthetech is required by SFAS No. 123 to present, in the notes to its financial statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123. Compensation expense is recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. Resulting compensation expense is recognized over the vesting period.

The following table illustrates the effect on the net loss and net loss per share if Synthetech had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Net loss, as reported	$(1,081,000)	$(103,000)	$(2,163,000)		$(515,000)
Add: Stock-based employee compensation expense included in reported net loss	22,000	4,000	22,000		8,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(62,000)	(56,000)	(90,000)		(96,000)

Pro forma net loss	$(1,121,000)	$(155,000)	$(2,231,000)		$(603,000)

Net loss per share:
Basic and Diluted – as reported	$(0.07)	$(0.01)	$(0.15)	$	(0.04)
Basic and Diluted – pro forma	$(0.08)	$(0.01)	$(0.15)		$(0.04)

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions. No stock options were granted during the three months ended September 30, 2004.

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Stock Options:
Dividend yield	-	-	-	-
Expected volatility	62%	-	62%	58%
Risk-free interest rate	4.23%	-	4.23%	3.91%
Expected life (in years)	7.00	-	7.00	7.00
Weighted-average fair value of stock options granted:
At market value	$0.32	-	$0.32	$0.44
Below market value	-	-	-	$0.68
All options granted	$0.32	-	$0.32	$0.54

ESPP:
Dividend yield	-	-	-	-
Expected volatility	76%	68%	76%	68%
Risk-free interest rate	3.06%	0.67%	3.06%	0.67%
Expected life (in years)	0.50	0.50	0.50	0.50
Weighted-average fair value of purchase rights granted	$0.35	$0.69	$0.35	$0.69

The Plan authorizes the granting of restricted stock, which is held by Synthetech until the terms and conditions of the specific award are satisfied. Except for the right of disposal, holders of restricted stock have full shareholders’ rights during the period of restriction, including voting rights. There were 43,000 shares of restricted stock awarded to employees during the three months ended September 30, 2005, with a fair market value of $0.50 per share.

NOTE C.	INVENTORIES

The major components of inventories, net of reserves, are as follows:

	September 30,	March 31,
	2005	2005

Finished products	$1,883,000	$1,870,000
Work in process	539,000	581,000
Raw materials	1,005,000	903,000
	$3,427,000	$3,354,000

NOTE D.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	March 31,
	2005	2005

Land	$241,000	$241,000
Buildings	1,611,000	1,609,000
Machinery and equipment	2,227,000	2,199,000
Laboratory equipment	1,011,000	1,011,000
Furniture and fixtures	49,000	45,000
Construction in Progress	6,000	-
	5,145,000	5,105,000
Less:
Accumulated depreciation	(879,000)	(605,000)
	$4,266,000	$4,500,000

NOTE E.	LINE OF CREDIT

Synthetech’s bank line of credit provides for borrowings of up to $1 million or the maximum available under the borrowing base calculation, whichever is less. Interest is payable at the prime rate with an annual facility fee of $5,000. The agreement is collateralized by cash and cash equivalents, marketable securities, accounts receivable, inventory and equipment. The agreement requires Synthetech to maintain various financial and other covenants. The line of credit has a one-year term and expires in December 2005. As of September 30, 2005, Synthetech had no borrowings outstanding under the credit agreement. On June 27, 2005, Synthetech entered into a loan modification agreement which requires Synthetech to maintain a quick ratio of 2 to 1 and a tangible net worth of $9 million, increased by 50% of net income and other additions to shareholders’ equity.

NOTE F.	SYNTHETECH COMMON STOCK DELISTED BY NASDAQ

On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market due to noncompliance with Nasdaq’s minimum bid price requirement. Synthetech’s common stock is currently traded on the pink sheets under the symbol NZYM.PK.

NOTE G.	STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004

Interest	$1,000	$2,000	$2,000	$4,000

NOTE H.	RELATED PARTY TRANSACTIONS

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts, and, until May 31, 2005, had engaged David Clarke, a former Director, to assist with Synthetech’s marketing and strategic development efforts. Fees incurred by Synthetech under these arrangements during the first six months of fiscal 2006 were $73,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding: our future performance and operating results, including revenue for the second half of fiscal 2006, cash flow from operations for fiscal 2006 and longer-term revenue from our existing pipeline of drug development projects; expected revenue from and shipping dates for customer orders; implementation of our growth strategy, including the contributions of chemists in India we recently engaged and our ability to finance our growth strategy; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress, including filings and filing dates related to the approval process; financing our current and future capital expenditures and the amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, marketable securities, borrowing capacity and internally generated funds will be adequate to operate our business for the next twelve months; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors; industry cost factors; competition; government regulation; labor disputes; technological change; and international business risks. Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Business Conditions

Revenue in the second quarter and first half of fiscal 2006 was $1.1 million and $2.2 million, respectively, which was below the level of quarterly revenue required for Synthetech to operate profitably. Our industry remains generally affected by a low rate of new drug approvals, ongoing customer insourcing and available capacity, although there are recent signs of improvement. During periods where manufacturing capacity is generally available, Synthetech is at a competitive disadvantage compared to contract drug synthesis companies that can support further downstream production in accordance with the FDA’s current Good Manufacturing Practices (cGMP).

During the first half of fiscal 2006, our manufacturing activities and related financial performance were adversely affected by low utilization of our large reactors due to the lack of significant orders relating to large-scale customer projects. Although Synthetech is involved in many active customer projects, large-scale customer projects represent our main source of revenue. We are unable to determine with reasonable certainty our revenues relating to large-scale projects beyond our current order base, in part due to unpredictable drug approval processes and the short-term supply chain planning by several of our customers.

In spite of our recent results, Synthetech's pipeline of clinical projects remains robust, with about a dozen active projects in mid- to late-stage clinical trials for which we are supplying key intermediates and many other projects at earlier stages of the drug development cycle. We expect to be named as an approved supplier of intermediates in three New Drug Applications to be filed by our customers during fiscal 2006 following completion of Phase 3 clinical trials currently in progress. Synthetech has supported each of these projects for years as they have progressed through the drug development cycle. As indicated, the market in our sector of the early-stage drug development cycle is active and opportunities have stretched the capacity of our Research and Development (R&D) Department. Effective October 1, 2005, Synthetech engaged a contract research and manufacturing company located in India to supply laboratory space and a team of seven experienced chemists. The seven chemists in India will supplement the eleven chemists who currently are active in Synthetech’s domestic R&D Department. We expect that the additional R&D resources in India will enable Synthetech to participate in a larger number of customer projects.

We expect revenue for the second half of fiscal 2006 to exceed revenue for the first half of fiscal 2006. Synthetech's order backlog has more than tripled at September 30, 2005, compared to the order backlog of $799,000 at March

31, 2005. We expect that the majority of these customer orders will ship during the fiscal third quarter ending December 31, 2005.

We are encountering competition, primarily for more basic products, from developing countries such as India and China that have substantially lower cost structures, primarily because salaries and other costs are a fraction of what they are in industrialized countries. This trend has resulted in pricing pressures in the United States and is affecting our ability to maintain historical margins on some of our products and to retain and attract business.

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

•

Leverage Core Expertise to Expand into More Complicated and Value-added Projects. With over 20 years' of experience, Synthetech has developed extensive experience and process technology in its core areas of expertise. In recent years, Synthetech has leveraged this expertise to enter "downstream" pharmaceutical intermediates that involve more complicated products and generally offer higher margins, and Synthetech intends to expand its involvement with these value-added projects. During the second quarter of fiscal 2006, Synthetech produced its first Active Pharmaceutical Ingredient (API) for clinical trials. Synthetech believes that its existing facilities and quality systems and procedures, with some incremental upgrades, will enable it to target other appropriate API pipeline projects. Synthetech's expansion into more sophisticated projects is also in response to the increasing competition for more basic product offerings from developing countries.

•

Cost-effectively Expand Research and Development Capabilities. The new product development sector of the pharmaceutical industry remains active, and Synthetech is participating in a variety of early-stage projects, which traditionally have been the source for its future large-scale projects. As mentioned above, we recently have supplemented our domestic R&D capabilities by engaging R&D resources in India, where cost structures are substantially lower than in the United States. We believe this strategy will (a) enable us to continue to participate actively in early-stage projects, (b) increase the potential business within our core area of expertise, and (c) free up existing Synthetech chemists to pursue more sophisticated and value-added projects.

•

Stabilize Revenue Base Through Pharmaceutical and Limited Non-pharmaceutical Manufacturing Opportunities. To help stabilize our revenue base, Synthetech is exploring custom synthesis opportunities that are both within and outside of the pharmaceutical industry. We believe that our existing manufacturing capabilities combined with our location on the West Coast of the United States provides a potential platform from which to develop a limited base of custom synthesis revenue that will not be subject to the same level of volatility we currently experience in the pharmaceutical marketplace. Currently we are not producing significant quantities of products for market sectors outside of the pharmaceutical industry.

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

We anticipate that we will require additional capital, which may be substantial, to implement certain elements of our growth strategy, although we have not yet determined the amount or timing of such additional funding. We may not be able to obtain required financing to implement our growth strategy.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in our Statements of Operations.

Percentage of Revenue

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	125.4	77.3	127.0	84.0

Gross income (loss)	(25.4)	22.7	(27.0)	16.0

Research and development	18.7	6.2	17.3	5.4
Selling, general and administrative	63.6	20.9	55.2	20.7

Total operating expenses	82.3	27.1	72.5	26.1

Operating loss	(107.7)	(4.4)	(99.5)	(10.1)

Interest income	5.2	0.4	3.3	0.4
Interest expense	-	(0.1)	-	(0.1)

Loss before income taxes	(102.5)	(4.1)	(96.2)	(9.8)

Income taxes	-	-	-	-

Net loss	(102.5)%	(4.1)%	(96.2)%	(9.8)%

Revenue

Revenue of $1.1 million in the second quarter of fiscal 2006 decreased by $1.5 million, or 58%, from revenue of $2.5 million in the second quarter of fiscal 2005. Revenue for the first six months of fiscal 2006 was $2.2 million, a decrease of $3.0 million, or 57%, compared to revenue of $5.3 million in the first six months of fiscal 2005.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter to quarter revenue. We generated no revenue from large-scale customer projects during the second quarter of fiscal 2006. Large-scale project revenue during the first six months of fiscal 2006 was generated by small to moderate shipments in support of three continuing customer projects.

Revenue from large-scale customer projects was $1.1 million and $3.2 million in the second quarter and first half of fiscal 2005, respectively. Large-scale project revenue during the first half of fiscal 2005 included revenue from four customer projects. Orders in Synthetech’s September 30, 2005 backlog for one of these projects approximates $500,000. Synthetech anticipates that revenue from this order will be recognized in the fourth quarter of fiscal 2006 or the first quarter of fiscal 2007. Based on customer inventory levels, expected market demand and the status of the customers’ projects, we anticipate that the remaining three projects will not contribute significantly to revenue in the second half of fiscal 2006.

In addition to large-scale projects, a significant number of other customer projects contributed to revenue during the second quarter and first six months of fiscal 2006 and 2005. While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers. Synthetech’s large-scale projects typically originate from the company’s portfolio of successful small-scale early stage drug development projects.

International sales, mainly to Europe, were $469,000 and $1.2 million in the second quarter and first six months of fiscal 2006, respectively, compared to $620,000 and $818,000 in the second quarter and first six months of fiscal 2005, respectively. International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income (loss)

The gross loss in the second quarter of fiscal 2006 was $268,000, or 25% of revenue, compared to gross income of $575,000, or 23% of revenue, in the second quarter of fiscal 2005. Gross loss for the first six months of fiscal 2006 was $607,000, or 27% of revenue, compared to gross income of $845,000, or 16% of revenue, in the first six months of fiscal 2005.

Despite decreases in manufacturing costs, the low amount of revenue in the second quarter and first six months of fiscal 2006 was inadequate to generate sufficient margins to offset manufacturing costs directly charged to cost of revenue.

Cost of revenue was $1.3 Million and $2.0 million in the second quarter of fiscal 2006 and 2005, respectively. Cost of revenue was $2.9 million and $4.4 million in the first six months of fiscal 2006 and 2005, respectively.

Manufacturing department costs incurred during the second quarter and first six months of fiscal 2006 were down $469,000 and $928,000, respectively, compared to the comparable periods of fiscal 2005. The decrease in expense includes a property tax refund in the amount of $201,000 received during the second quarter of fiscal 2006. The decreases in manufacturing costs for the second quarter and first six months of fiscal 2006 also include a decrease in depreciation expense of $121,000 and $243,000, respectively. The decrease in fiscal 2006 depreciation expense resulted from the impairment charge and related reduction in basis of Synthetech’s property, plant and equipment that was recorded in the fourth quarter of fiscal 2005. Variable operating costs such as labor, maintenance, supplies and utility expenses are also down significantly between the periods as a result of lower production levels.

The gross loss for the second quarter and first six months of fiscal 2006 reflects charges for impaired inventory of $362,000 and $563,000, respectively. Gross income for the second quarter and first six months of fiscal 2005 reflect charges for impaired inventory of $184,000 and $397,000, respectively. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off. It remains difficult to rework certain materials on a cost effective basis. Synthetech will also write-off inventory that is specific to a customer project which has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense. Research and development (R&D) expense in the second quarter of fiscal 2006 was $197,000, or 19% of revenue, compared to $158,000, or 6% of revenue, in the second quarter of fiscal 2005. R&D expense in the first six months of fiscal 2006 was $389,000, or 17% of revenue, compared to $284,000, or 5% of revenue, in the first six months of fiscal 2005.

The increases in R&D expense in the second quarter and first six months of fiscal 2006 reflect increases for outside services relating to new product development, and increases in laboratory supplies and labor costs.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities. Additionally, the R&D department will manufacture small-scale products for sale. The cost of producing these products is captured in inventory and not reflected in R&D expense. The amount of R&D department costs charged to the manufacture of small scale products can cause fluctuations between reporting periods in the amount of reported R&D expense. R&D department costs charged to inventory in the first six-months of fiscal 2006 and 2005 were $45,000 and $88,000, respectively.

SG&A Expense. Selling, general and administrative (SG&A) expense in the second quarter of fiscal 2006 was $670,000, or 64% of revenue, compared to $528,000, or 21% of revenue, in the second quarter of fiscal 2005. SG&A expense in the first six months of fiscal 2006 was $1.2 million, or 55% of revenue, compared to $1.1 million, or 21% of revenue, in the first six months of fiscal 2005.

The increase in SG&A expense in the second quarter and first six months of fiscal 2006, compared to the comparable periods of fiscal 2005 is primarily due to approximately $110,000 related to an executive compensation agreement, increases in costs for professional services and increases in costs for a proxy solicitor and other public company related expenses in support of Synthetech’s annual meeting and shareholder vote.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest Income

Interest income in the second quarter and first six months of fiscal 2006 was $55,000 and $76,000, respectively, compared to $10,000 and $19,000, respectively, in the same periods in fiscal 2005. Interest income arising from a partial refund of prior years property taxes added $31,000 to interest income during the second quarter and first six months of fiscal 2006. Other than the interest income related to this tax refund, Synthetech’s interest income is primarily derived from earnings on our cash equivalents, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods. The average rate of interest earned on Synthetech’s cash equivalents during the first six months of fiscal 2006 was 2.6%, compared to 1.0% during the first six months of fiscal 2005.

Interest expense

Interest expense in the second quarter and first six months of fiscal 2006 was $1,000 and $2,000, respectively, compared to $2,000 and $4,000, respectively, in the same periods in fiscal 2005.

Income Taxes

Based on Synthetech’s recent history of losses, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as a benefit for income taxes, continuing for an uncertain period of time.

Net Loss

Net loss in the second quarter of fiscal 2006 was $1.1 million, or 103% of revenue, compared to a net loss of $103,000, or 4% of revenue, in the second quarter of fiscal 2005. Net loss for the first six months of fiscal 2006 was $2.2 million, or 96% of revenue, compared to a net loss of $515,000, or 10% of revenue, in the first six months of fiscal 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments. Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements. Please see Note B to the Financial Statements.

Allowance for Doubtful Accounts

We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability. We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts. The allowance for doubtful accounts as of September 30, 2005 and March 31, 2005 was $15,000. For the six months ended September 30, 2005 and 2004, Synthetech’s provision for credit losses was insignificant. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Long-Lived Asset Impairment

In accordance with the provisions of SFAS No. 144, Synthetech assesses the impairment of long-lived assets such as property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Factors that could trigger an impairment review include, among others:

•	a significant change in the extent or manner in which a long-lived asset is being used;
•	a significant change in the business climate that could affect the value of a long-lived asset; and
•	a significant decrease in the market value of assets.

If Synthetech determines that the carrying value of long-lived assets may not be recoverable, based upon the existence of one or more indicators of impairment, we compare the carrying value of the asset group to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, we may record an impairment charge. We recognize an impairment charge to the extent that the carrying amount of the asset group exceeds its fair value and will reduce only the carrying amount of the long-lived assets.

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

The three stages of the drug development process include R&D or discovery stage, clinical trial stage and marketed drug stage. Synthetech’s customers can spend years researching and developing new drugs, and take only a small percentage to clinical trials and fewer yet to commercial market. A substantial amount of activity continues to occur at the earlier stages of R&D and clinical trials. The market for peptide and peptidomimetic small molecule drugs is still developing.

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

The size of customer orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of Synthetech’s products for marketed drugs may provide an opportunity for continuing, longer-term sales. While not subject to the same high cancellation rates faced by discovery and clinical trial-stage drug development programs, the demand for approved drugs remains subject to many uncertainties, including price, side effects and the existence of competing drugs. These factors, which are outside of Synthetech’s control, affect the level of demand for the drug itself and, therefore, the demand for Synthetech’s products. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes that may not include Synthetech’s products as an intermediate. The international fine chemicals industry has been marked by overcapacity and a resulting downward pressure on pricing. While downward pressure on pricing remains persistent there does appear to be recent signs of improvement on the demand side. With longer-term, significant or large-scale orders, we expect increased competition to supply these products. Similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product’s “time to market” are reduced.

Due to the foregoing industry factors, Synthetech cannot predict with reasonable certainty future demand beyond its current order base, and existing orders may be subject to cancellation or delay by customers. Until there is stable demand for our products, we are likely to continue to experience significant fluctuations in our periodic results.

Production Factors

Synthetech has a full cycle “grams to tons” production capability and has made over 500 products. With over 20 years' of experience, Synthetech has developed extensive process technology and is recognized as one of the leaders in our area of expertise. Nevertheless, initial batches of new products and scaling up production processes for existing products may result in significantly lower than expected yields and extended processing time, and may require substantial rework to meet the required customer specifications. These factors could cause increased costs and delayed shipments, either of which could negatively affect periodic operating results.

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash, cash equivalents and marketable securities totaled $2.9 million at September 30, 2005, compared to $3.1 million at March 31, 2005.

Primarily due to the net loss of $2.2 million incurred in the first six months of fiscal 2006, Synthetech’s working capital decreased from $8.2 million at March 31, 2005 to $6.3 million at September 30, 2005.

Synthetech's line of credit permits it to borrow the lesser of $1 million or the maximum amount available under the borrowing base calculation. Interest is payable at the prime rate with an annual facility fee of $5,000. The facility is collateralized by cash and cash equivalents, marketable securities, accounts receivable, inventories and equipment. On June 27, 2005, Synthetech entered into a loan modification agreement which requires Synthetech to maintain a quick ratio of 2 to 1 and a tangible net worth of $9 million, increased by 50% of net income and other additions to shareholders’ equity. As of September 30, 2005, Synthetech is in compliance with these covenants. Synthetech had no borrowings outstanding under the credit facility as of September 30, 2005 or March 31, 2005. The credit facility expires in December 2005.

Synthetech used cash in its operating activities of $151,000 during the first six months of fiscal 2006, compared to cash generated from operating activities of $736,000 in the first six months of fiscal 2005. In the first six months of fiscal 2006, the primary use of cash from operating activities was the net loss of $2.2 million, which was partially offset by non-cash charges for depreciation of $274,000 and restricted stock awards to key employees of $22,000. A reduction in accounts receivable was the primary source of cash flow derived from operating activities. Accounts receivable decreased $1.4 million to $731,000 at September 30, 2005 from $2.2 million at March 31, 2005, primarily due to significantly lower shipments in the second quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005. Inventory remained substantially unchanged between March 31, 2005 and September 30, 2005. Prepaid expenses decreased $228,000 to $146,000 at September 30, 2005, from $374,000 at March 31, 2005, primarily due to the renewal of Synthetech’s various insurance policies during the third quarter of fiscal 2005 less amortization of prepaid expenses over the periods which they benefit. Accounts payable and accrued compensation remained substantially unchanged between March 31, 2005 and September 30, 2005. On a combined basis, other accrued liabilities and other long term liabilities increased $111,000 to $209,000 at September 30, 2005, from $98,000 at March 31, 2005.

The increase is comprised of an approximately $116,000 accrual pursuant to the terms of an executive employment agreement, partially offset by a decrease in other accrued liabilities of $5,000.

Synthetech used $40,000 of cash for capital expenditures during the first six months of fiscal 2006, compared to $59,000 in the first six months of fiscal 2005. Synthetech has completed its existing long-term capital plan for its sole facility in Albany, Oregon. Synthetech’s capital plan for fiscal 2006 includes various projects totaling approximately $100,000. Synthetech expects to finance these capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Cash used in financing activities for the first six months of fiscal 2006 and fiscal 2005 totaled $10,000 and $4,000, respectively. During the second quarter of fiscal 2006, Synthetech sold its portfolio of auction rate municipal bonds at face value of $1.3 million, and reinvested the proceeds in auction rate preferred shares.

Synthetech has incurred significant negative cash flow during fiscal 2005 and 2004. Based on the existing state of the fine chemicals industry, our operating results for the first six months of fiscal 2006 and our existing order base, we expect to incur significant negative cash flow from operations for fiscal 2006, which would adversely affect our cash and working capital positions.

Synthetech is uncertain whether its existing cash and cash equivalents, marketable securities and any available funds under its bank line of credit and any funds generated from operations will be sufficient to support its operations for the next twelve months. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Synthetech may not be able to borrow funds under its line of credit. If sources of liquidity are insufficient, Synthetech may need to seek debt or equity financing to satisfy its liquidity requirements, which it may be unable to obtain on favorable terms or at all, or to sell assets or reduce further its operations. Any financing Synthetech obtains may dilute the ownership interests of its shareholders or increase its leverage and interest expense.

As discussed in the Overview section of this "Management Discussion and Analysis of Financial Condition and Results of Operations," Synthetech is seeking to stabilize and increase the Company’s operating results through its growth strategies. We anticipate that we will require additional capital, which may be substantial, to implement our growth strategy, although we have not yet determined the amount of such additional funding. We may not be able to obtain required financing to implement our growth strategy.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts as of September 30, 2005.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

Item 4. Controls and Procedures

Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that Synthetech’s disclosure controls and procedures were effective as of the end of the period covered by this report, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

There has been no change in our internal control over financial reporting during the second quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Due to the delisting of Synthetech's common stock in October 2005, the risk factor in Synthetech's Annual Report on Form 10-K regarding the potential delisting of the common stock is updated as set forth below:

Our Common Stock Has Been Delisted By Nasdaq. On October 13, 2005, Synthetech's common stock was delisted from the Nasdaq SmallCap Market due to non-compliance with Nasdaq's bid price requirements. Our common stock currently is traded on the Pink Sheets. We may seek quotation on a regional stock exchange or in the over-the-counter market on the OTC Bulletin Board. As a result of our delisting from the Nasdaq SmallCap Market, an investor will find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock.

If we fail to obtain quotation on another market or exchange, and if the trading price of our common stock remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934 that require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 11, 2005 in Portland, Oregon.

1)	Election of Directors

All six incumbent directors were reelected without opposition to serve one-year terms in office. The results of this election were as follows:

Name of Director	For	Withheld
Paul C. Ahrens	12,477,261	911,473
Daniel T. Fagan	12,522,508	866,226
Howard L. Farkas	12,418,558	970,176
Hans C. Noetzli	12,574,658	814,076
M. “Sreeni” Sreenivasan	12,423,211	965,523
Charles B. Williams	12,390,711	998,023

2)	Ratification of Independent Auditors

The appointment of KPMG LLP as the independent auditors for fiscal year 2006 was ratified. The results of the shareholder vote were as follows:

	For	Against	Abstain
Appointment of KPMG LLP as independent auditor	13,103,516	263,265	21,953

3) Approval of Synthetech’s 2005 Equity Incentive Plan

The Synthetech 2005 Equity Incentive Plan was approved by the shareholders. The results of the shareholder vote were as follows:

	For	Against	Abstain	Not Voted
Approval of Synthetech’s 2005 Equity Incentive Plan	6,631,292	1,531,160	102,603	5,123,679

Item 6. Exhibits

(a)	Exhibits.
Exhibit 3.1	Articles of Incorporation of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
Exhibit 3.2	Bylaws of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
Exhibit 10.1

Loan Modification Agreement dated as of June 27, 2005 between Synthetech and Silicon Valley Bank (incorporated by reference to the exhibits filed with Synthetech's Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

Exhibit 10.2	2005 Equity Incentive Plan (incorporated by reference to Synthetech's Definitive Proxy Statement on Schedule 14A (filed on July 7, 2005)).
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC. (Registrant)

Date: November 14, 2005	/s/ M. Sreenivasan M. Sreenivasan President & C.E.O.

Date: November 14, 2005	/s/ Gary A. Weber Gary A. Weber Vice President Finance & Chief Financial Officer