Form 10-Q
period 2005-12-31
SYNTHETECH INC
filed 2006-02-14
CIK 749290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to_______

Commission file number 0-12992

SYNTHETECH, INC.

(Exact name of registrant as specified in its charter)

OREGON (State or Other Jurisdiction of Incorporation or Organization)	84-0845771 (I.R.S. Employer Identification No.)

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

Class: Common Stock, $0.001 par value

Shares outstanding as of February 13, 2006: 14,474,785

SYNTHETECH, INC

INDEX

Page
Part I.	Financial Information

Item 1.	Condensed Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure about Market
	Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information

Item 6.	Exhibits	29

Signatures	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.
Condensed Balance Sheets
(unaudited)

	December 31,	March 31,
	2005	2005

Assets

Current Assets:
Cash and cash equivalents	$975,000	$1,828,000
Marketable securities	800,000	1,300,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	931,000	2,175,000
Inventories	3,559,000	3,354,000
Prepaid expenses	472,000	374,000

Total Current Assets	6,737,000	9,031,000

Property, Plant and Equipment, net	4,162,000	4,500,000

Total Assets	$10,899,000	$13,531,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
Condensed Balance Sheets
(continued)
(unaudited)

	December 31,	March 31,
	2005	2005

Liabilities and Shareholders’ Equity

Current Liabilities:
Current portion of long term debt	$28,000	$26,000
Note payable	158,000	-
Accounts payable	528,000	488,000
Accrued compensation	177,000	151,000
Accrued termination benefits	212,000	-
Income taxes payable	-	180,000
Other accrued liabilities	7,000	11,000

Total Current Liabilities	1,110,000	856,000

Long term debt, net of current portion	5,000	26,000
Accrued termination benefits	-	87,000

Total Liabilities	1,115,000	969,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,475,000 and 14,470,000 shares	15,000	14,000
Paid-in capital	9,124,000	9,100,000
Retained earnings	645,000	3,448,000

Total Shareholders' Equity	9,784,000	12,562,000

Total Liabilities and Shareholders' Equity	$10,899,000	$13,531,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenue	$1,736,000	$1,181,000	$3,984,000	$6,453,000
Cost of revenue	1,769,000	1,675,000	4,624,000	6,102,000

Gross income (loss)	(33,000)	(494,000)	(640,000)	351,000

Research and development	263,000	190,000	652,000	474,000
Selling, general and administrative	541,000	599,000	1,782,000	1,690,000

Total operating expenses	804,000	789,000	2,434,000	2,164,000

Operating loss	(837,000)	(1,283,000)	(3,074,000)	(1,813,000)

Interest income	20,000	17,000	96,000	36,000
Interest expense	(3,000)	(1,000)	(5,000)	(5,000)

Loss before income taxes	(820,000)	(1,267,000)	(2,983,000)	(1,782,000)

Income tax benefit	(180,000)	-	(180,000)	-

Net loss	$(640,000)	$(1,267,000)	$(2,803,000)	$(1,782,000)

Net loss per common share:
Basic and diluted loss per share	$(0.04)	$(0.09)	$(0.19)	$(0.12)
Weighted average shares outstanding:
Basic and diluted	14,474,785	14,463,093	14,472,160	14,457,663

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
Condensed Statements of Cash Flows
(unaudited)

For The Nine Months Ended December 31,	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,803,000)	$(1,782,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	408,000	806,000
Restricted stock awarded to employees	22,000	-
Amortization of deferred compensation	-	12,000

(Increase) decrease in assets:
Accounts receivable, net	1,244,000	470,000
Inventories	(205,000)	(51,000)
Prepaid expenses	104,000	(93,000)

Increase (decrease) in liabilities:
Accounts payable	40,000	(83,000)
Accrued compensation	26,000	(28,000)
Accrued termination benefits	125,000	26,000
Income taxes payable	(180,000)	-
Other accrued liabilities	(4,000)	(13,000)
Cash Used In Operating Activities	(1,223,000)	(736,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(70,000)	(65,000)
Cash Used In Investing Activities	(70,000)	(65,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of marketable securities, available for sale	(1,300,000)	-
Sale of marketable securities, available for sale	1,800,000	-
Principal payments under long-term debt obligations	(19,000)	(18,000)
Repayment of note payable	(44,000)	-
Repurchase of common stock	-	(2,000)
Proceeds from stock purchase plan	3,000	10,000
Cash Provided By (Used In) Financing Activities	440,000	(10,000)

Decrease in Cash and Cash Equivalents	(853,000)	(811,000)

Cash and Cash Equivalents at Beginning of Period	1,828,000	3,018,000

Cash and Cash Equivalents at End of Period	$975,000	$2,207,000

Non-Cash Financing Activities:
Insurance premiums financed with note payable	$202,000	-
Forfeiture of stock options issued below fair value	-	$1,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Information as of December 31, 2005 and for the three- and nine-month periods ended December 31, 2005 is unaudited)

NOTE A.	GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins primarily for the pharmaceutical and cosmeceutical industries. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic small molecule drugs at every stage of a customer’s clinical development pipeline, and are used as ingredients in drugs for the treatment of AIDS, cancer, cardiovascular and other diseases, and in cosmeceuticals. A cosmeceutical is a product that makes no therapeutic claims, but is intended for topical use by humans.

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

NOTE B.	LIQUIDITY

The revenue Synthetech may generate in upcoming periods is uncertain. Without a stable source of adequate revenue or new debt or equity financing, Synthetech may be unable to continue operations. The accompanying financial statements do not include any adjustments that might result should Synthetech be unable to continue operations. As of December 31, 2005, Synthetech was in compliance with its debt agreements. Synthetech has employment agreements in place with certain employees, which require severance payments to the employee if certain conditions surrounding termination are met.

Synthetech has reported significant operating losses during each of its last three fiscal years and the nine-month period ended December 31, 2005. During that nine-month period, Synthetech's working capital decreased $2.5 million, to $5.6 million as of December 31, 2005, compared to $8.2 million as of March 31, 2005. As of December 31, 2005, quick assets (i.e. cash and cash equivalents, marketable securities and accounts receivable) less current liabilities totaled $1.6 million. With this level of net quick assets, Synthetech would be unable to absorb operating losses at the level that occurred during the first nine months of fiscal 2006. Synthetech believes that the amount it could realize upon disposition of its inventory outside the normal course of its operations would be significantly below the carrying value of its inventory as reflected in our financial statements.

As reported in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2005, Synthetech reduced the carrying value of its property, plant and equipment by $6.3 million to an estimated fair value of $4.5 million. The March 31, 2005 valuation of Synthetech’s property, plant and equipment was performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and was derived from an appraisal based on orderly liquidation value.

Synthetech is pursuing various strategies to stabilize and expand its revenues. The following items are further discussed in the Overview section of Management's Discussion and Analysis in Part I, Item 2 of this Quarterly Report on Form 10-Q:

•	Effective October 1, 2005, Synthetech engaged a contract research and manufacturing company located in India to serve as a satellite Research and Development team.

•

In December 2005, Synthetech acquired the technology assets of Colorado Biotechnology Associates, Incorporated for a range of cross-linked and functionalized polymeric resins used widely in Solid Phase Peptide Synthesis. This purchase represents Synthetech’s entry into the specialty resin market as a domestic supplier.

•

During the quarter ended December 31, 2005, Synthetech installed equipment to support low temperature chemical processing. Synthetech believes that the addition of low temperature processing capabilities will allow Synthetech to attract a broader range of customer projects.

In addition to the above, in February 2006, Synthetech expanded its sales agent representation in Western Europe.

Synthetech anticipates that it will require additional capital, which may be substantial, to implement certain elements of its growth strategy, although Synthetech has not yet determined the amount or timing of such additional funding. Synthetech may not be able to obtain required financing to implement its growth strategy.

NOTE C.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and cash equivalents consist of the following:

	December 31,	March 31,
	2005	2005

Cash	$195,000	$551,000
Cash equivalents	780,000	1,277,000
	$975,000	$1,828,000

Marketable Securities, Available-for-Sale: In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities would be included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At March 31, 2005, our investment in marketable securities, available-for-sale, included $1.3 million of auction rate municipal bonds. Our investments in these securities were recorded at cost, which approximated fair market value due to their variable interest rates, which typically reset every 7 to 35 days. We sold our auction rate municipal bonds at par in August 2005 and reinvested in the cumulative preferred shares described below. We had no realized gains or losses from the sale of these securities.

At December 31, 2005, our investment in marketable securities, available-for-sale, included $800,000 of auction rate preferred shares. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every seven to 28 days based upon the results of an auction. As a result of the periodic adjustment in rates, we had no cumulative gross unrealized holding gains or losses or gross realized gains or losses from these securities.

All income from our available-for-sale securities is recorded in interest income. Marketable securities are held with a major financial institution in Synthetech’s name.

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review of collectibility of specific accounts. The allowance for doubtful accounts as of December 31, 2005 and March 31, 2005 was $15,000. For the nine months ended December 31, 2005 and 2004, Synthetech’s provision for credit losses was insignificant.

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

Loss Per Share: Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three months and nine months ended December 31, 2005 and 2004, the weighted average number of shares used to compute diluted loss per share did not differ from the weighted average number of shares used to compute basic loss per share.

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2005	2004	2005	2004

Common stock options outstanding	1,287,850	1,245,000	1,287,850	1,245,000
Award of restricted stock - unvested	43,000	-	43,000	-
	1,330,850	1,245,000	1,330,850	1,245,000

Stock-Based Compensation: In accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an Amendment of Financial Accounting Standards Board (FASB) Statement No. 123” and SFAS No. 123, “Accounting for Stock-Based Compensation”, Synthetech’s pro forma option expense is computed using the fair value method.

As permitted by SFAS No. 123, as amended by SFAS No. 148, Synthetech has elected to continue to apply the provisions of Accounting Principles Board (or APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its Equity Incentive Plan (the Plan) and Employee Stock Purchase Plan (ESPP). Synthetech is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its stock-based employee compensation plans. Synthetech is required by SFAS No. 123 to present, in the notes to its financial statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123. Resulting compensation expense is recognized in the notes over the vesting period.

The following table illustrates the effect on the net loss and net loss per share if Synthetech had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock-based employee compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Net loss, as reported	$(640,000)	$(1,267,000)	$(2,803,000)		$(1,782,000)
Add: Stock-based employee compensation expense included in reported net loss	-	4,000	22,000		12,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(44,000)	(50,000)	(134,000)		(146,000)

Pro forma net loss	$(684,000)	$(1,313,000)	$(2,915,000)		$(1,916,000)

Net loss per share:
Basic and Diluted – as reported	$(0.04)	$(0.09)	$(0.19)	$	(0.12)
Basic and Diluted – pro forma	$(0.05)	$(0.09)	$(0.20)		$(0.13)

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions. No stock options were granted during the three months ended December 31, 2005. No ESPP shares were issued during the three months ended December 31, 2004 and 2005.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Stock Options:
Dividend yield	-	-	-	-
Expected volatility	-	61%	62%	58%
Risk-free interest rate	-	3.91%	4.23%	3.91%
Expected life (in years)	-	7.00	7.00	7.00
Weighted-average fair value of stock options granted:
At market value	-	$0.53	$0.32	$1.06
All options granted	-	$0.53	$0.32	$1.06

ESPP:
Dividend yield	-	-	-	-
Expected volatility	-	-	76%	68%
Risk-free interest rate	-	-	3.06%	0.67%
Expected life (in years)	-	-	0.50	0.50
Weighted-average fair value of purchase rights granted	-	-	$0.35	$0.69

The Plan authorizes the granting of restricted stock, which is held by Synthetech until the terms and conditions of the specific award are satisfied. Except for the right of disposal, holders of restricted stock have full shareholders’ rights during the period of restriction, including voting rights. There were 43,000 shares of restricted stock awarded to employees during the three months ended September 30, 2005, with a fair market value of $0.50 per share. The vesting period for these shares begins on April 1, 2005, the shares are 50% vested on April 1, 2006 and 100% vested on April 1, 2007.

NOTE D.	INVENTORIES

The major components of inventories, net of reserves, are as follows:

	December 31,	March 31,
	2005	2005

Finished products	$1,907,000	$1,870,000
Work in process	688,000	581,000
Raw materials	964,000	903,000
	$3,559,000	$3,354,000

NOTE E.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	December 31,	March 31,
	In Years	2005	2005
Land		$241,000	$241,000
Buildings	15 - 40	1,611,000	1,609,000
Machinery and equipment	5 - 17	2,262,000	2,199,000
Laboratory equipment	5 - 17	1,012,000	1,011,000
Furniture and fixtures	3 - 5	49,000	45,000
		5,175,000	5,105,000

Less:
Accumulated depreciation		(1,013,000)	(605,000)

		$4,162,000	$4,500,000

NOTE F.	LINE OF CREDIT

Synthetech’s bank line of credit provides for borrowings of up to $1 million or the maximum available under the borrowing base calculation, or financial covenants, whichever is less. As of December 31, 2005, the financial covenants contained in the credit agreement would limit the amount of borrowings under the agreement to approximately $250,000. Interest is payable at the prime rate with an annual facility fee of $5,000. The agreement is collateralized by cash and cash equivalents, marketable securities, accounts receivable, inventory and equipment. The agreement requires Synthetech to maintain various financial and other covenants. On January 6, 2006, the agreement was amended to adjust the maturity date to March 31, 2006. As of December 31, 2005, Synthetech had no borrowings outstanding under the credit agreement. On June 27, 2005, Synthetech entered into a loan modification agreement which requires Synthetech to maintain a quick ratio of 2 to 1 and a tangible net worth of $9 million, increased by 50% of net income and other additions to shareholders’ equity. Synthetech was in compliance with these covenants as of December 31, 2005. If the lender determines that a material adverse change has occurred in Synthetech’s business, operations or financial condition, this would constitute an event of default under the credit agreement.

NOTE G.	NOTE PAYABLE

In November 2005, Synthetech entered into a commercial premium finance agreement, financing annual premiums for certain of its insurance policies. The amount financed was $202,000. Payments consist of nine monthly installments of $23,000, including interest at 6.84%. The final payment is due August 2006. The amount outstanding under this finance agreement as of December 31, 2005 was $158,000.

NOTE H.	ACCRUED TERMINATION BENEFITS

In accordance with an employment agreement between Synthetech and Synthetech’s President and Chief Executive Officer, upon termination of employment, the former executive is to receive one year of base salary and healthcare benefits, to be paid in twelve monthly installments. An estimate of the amount to be paid under this agreement, $212,000, is reported as a current liability on Synthetech’s December 31, 2005 balance sheet.

NOTE I.	SYNTHETECH COMMON STOCK DELISTED BY NASDAQ

On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market due to noncompliance with Nasdaq’s minimum bid price requirement. Synthetech’s common stock is currently traded on the Pink Sheets under the symbol NZYM.PK.

NOTE J.	STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004

Interest	$3,000	$1,000	$5,000	$5,000

NOTE K.	RELATED PARTY TRANSACTIONS

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts, and, until May 31, 2005, had engaged David Clarke, a former Director, to assist with Synthetech’s marketing and strategic development efforts. Aggregate fees incurred by Synthetech under these arrangements during the quarter ended December 31, 2005 and the first nine months of fiscal 2006 were $15,000 and $88,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding: our future performance and operating results, including revenue for the second half and fourth quarter of fiscal 2006, cash flow from operations for fiscal 2006 and our ability to continue as a going concern and to absorb operating losses; expected revenue from and shipping dates for customer orders; implementation of our growth strategy, including the contributions of chemists in India we recently engaged, production of specialty resins as a result of our acquisition of CBA, expansion of our processing capabilities and our ability to finance our growth strategy; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress, including filings and filing dates related to the approval process; financing our current and future capital expenditures and the amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, marketable securities, borrowing capacity and internally generated funds will be adequate to operate our business; our ability to liquidate our market rate securities; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertainty regarding our ability to continue our operations; our delisting from the Nasdaq SmallCap Market, the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors; industry cost factors; competition; government regulation; labor disputes; technological change; and international business risks. Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2005, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

OVERVIEW

Synthetech is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins primarily for the pharmaceutical and cosmeceutical industries. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic small molecule drugs at every stage of a customer’s clinical development pipeline. Synthetech’s domestic and international customer base includes major pharmaceutical and emerging biopharmaceutical companies, as well as contract drug synthesis firms. Synthetech also supplies catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms. Our integrated “grams to tons” production capabilities allow us to be involved with our customers from the early phases of pharmaceutical discovery and clinical development through approval, market launch and commercialization.

Synthetech's Ability to Continue as a Going Concern

The revenue Synthetech may generate in upcoming periods is uncertain. Without a stable source of adequate revenue or new debt or equity financing, Synthetech may be unable to continue operations. Synthetech has reported significant operating losses during each of our last three fiscal years and the nine-month period ended December 31, 2005. During that nine-month period, our working capital decreased $2.5 million, to $5.6 million as of December 31, 2005, compared to $8.2 million as of March 31, 2005. As of December 31, 2005, quick assets (i.e. cash and cash equivalents, marketable securities and accounts receivable) less current liabilities totaled $1.6 million. With this level of net quick assets, Synthetech would be unable to absorb operating losses at the level that occurred during the first nine months of fiscal 2006. We believe that the amount we could realize upon disposition of our inventory outside the normal course of our operations would be significantly below the carrying value of our inventory as reflected in our financial statements.

Business Conditions

Revenue in the third quarter and first nine months of fiscal 2006 was $1.7 million and $4.0 million, respectively, which was below the level of revenue required for Synthetech to operate profitably. Our industry remains generally affected by a low rate of new drug approvals, ongoing customer insourcing and available capacity, although there continues to be signs of improvement. During periods where manufacturing capacity is generally available, Synthetech is at a competitive disadvantage compared to contract drug synthesis companies that can support further downstream production in accordance with the FDA’s current Good Manufacturing Practices (cGMP).

During the first nine months of fiscal 2006, our manufacturing activities and related financial performance were adversely affected by low utilization of our large reactors due to the lack of significant large-scale customer projects. Although Synthetech is involved in many active customer projects, large-scale customer projects represent our main source of revenue. We are unable to determine with reasonable certainty our revenues relating to large-scale projects beyond our current order base, in part due to unpredictable drug approval processes and the short-term supply chain planning by several of our customers.

Synthetech’s order backlog has approximately tripled at December 31, 2005, compared to the order backlog of $799,000 at March 31, 2005. We expect that a majority of these customer orders will ship during the fiscal fourth quarter ending March 31, 2006.

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

GROWTH STRATEGY

Recent Activity

Specialty Resins. In December 2005, Synthetech acquired the technology assets and customer lists of Colorado Biotechnology Associates, Incorporated (CBA) for a range of cross-linked and functionalized polymeric resins used widely in Solid Phase Peptide Synthesis. This purchase represents Synthetech’s entry into the specialty resin market as a domestic supplier and is consistent with Synthetech’s strategy of leveraging its core expertise to expand into related markets. Under the arrangement, Dr. Rodger Raubach, CBA’s founder and principal owner, will transfer proprietary resin know-how to Synthetech, and will serve as a consultant for scale-up, technical support, customer qualification and business development for a period of three years. Synthetech plans to produce and have available for distribution resin batches during the first quarter of fiscal 2007.

Expanded Research and Development. The market in our sector of the early-stage drug development cycle is active and opportunities have stretched the capacity of our Research and Development (R&D) Department. Effective October 1, 2005, Synthetech engaged a contract research and manufacturing company located in India to supply laboratory space and a team of seven experienced chemists. The seven chemists in India supplement the ten chemists who currently are active in Synthetech’s domestic R&D Department. The additional R&D resources in India enable Synthetech to participate in a larger number of customer projects.

Expanded Processing Capabilities. During the quarter ended December 31, 2005, Synthetech installed equipment to support low temperature chemical processing. Temperatures as low as -80°C (-112°F) can now be routinely achieved in equipment sizes of up to 2,000 gallons.  Synthetech believes that the addition of low temperature processing capabilities will allow Synthetech to attract a broader range of customer projects as low temperature processing is required to produce many pharmaceutical projects.

Growth platforms

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

Percentage of Revenue

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	(101.9)	141.8	116.1	94.6

Gross income (loss)	(1.9)	(41.8)	(16.1)	5.4

Research and development	15.1	16.1	16.4	7.3
Selling, general and administrative	31.2	50.7	44.7	26.2

Total operating expenses	46.3	66.8	61.1	33.5

Operating loss	(48.2)	(108.6)	(77.2)	(28.1)

Interest income	1.1	1.4	2.4	0.6
Interest expense	(0.2)	(0.1)	(0.1)	(0.1)

Loss before income taxes	(47.3)	(107.3)	(74.9)	(27.6)

Benefit for income taxes	(10.4)	-	(4.5)	-

Net loss	(36.9)%	(107.3)%	(70.4)%	(27.6)%

Revenue

Revenue of $1.7 million in the third quarter of fiscal 2006 increased by $555,000, or 47%, from revenue of $1.2 million in the third quarter of fiscal 2005. Revenue for the first nine months of fiscal 2006 was $4.0 million, a decrease of $2.5 million, or 38%, compared to revenue of $6.5 million in the first nine months of fiscal 2005.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter to quarter revenue. Revenue from large-scale customer projects was $100,000 and $349,000 during the third quarter and first nine months of fiscal 2006, respectively, compared to $563,000 and $3.7 million in the third quarter and first nine months of fiscal 2005, respectively.

Large-scale project revenue during the first nine months of fiscal 2005 included revenue from five customer projects. Due to conditions such as customer inventory levels, expected market demand, the development status of individual customer projects, or other matters, Synthetech’s fiscal 2005 portfolio of large-scale projects has not contributed significantly to revenue during fiscal 2006. Additionally, during the first nine months of fiscal 2006, none of Synthetech’s small-scale projects have developed into new large-scale projects.

The third quarter and first nine-months of fiscal 2006 have benefited from an increase in revenue from a variety of small-scale projects. Average quarterly revenue from small-scale projects was approximately $1.2 million, $940,000 and $830,000 for the first nine months of fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The market environment for smaller customer projects is very active. While generally individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers. Synthetech’s large-scale projects typically originate from the company’s portfolio of successful small-scale early stage drug development projects.

International sales, mainly to Europe, were $534,000 and $1.7 million in the third quarter and first nine months of fiscal 2006, respectively, compared to $520,000 and $1.3 million in the third quarter and first nine months of fiscal 2005, respectively. International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income (loss)

Gross loss for the third quarter of fiscal 2006 decreased $461,000 to $33,000, or 2% of revenue, compared to a gross loss of $494,000, or 42% of revenue, for the third quarter of fiscal 2005. Compared to the third quarter of fiscal 2005, gross loss for the third quarter of fiscal 2006 improved primarily as a result of a $555,000, or 47%, increase in sales between the periods, and a decrease in manufacturing costs and charges for impaired inventory which are discussed below.

Gross income (loss) for the first nine months of fiscal 2006 decreased $991,000 to a gross loss of $640,000, or 16% of revenue, compared to gross income of $351,000, or 5% of revenue, in the first nine months of fiscal 2005. Compared to the first nine months of fiscal 2005, the first nine months of fiscal 2006 incurred a gross loss primarily as a result of a $2.5 million, or 38%, decrease in sales between the periods, which was partially offset by a decrease in manufacturing costs which is discussed below.

Manufacturing department costs incurred during the third quarter and first nine months of fiscal 2006 were down $362,000 and $1.3 million, respectively, compared to the comparable periods of fiscal 2005. The decreases in manufacturing costs for the third quarter and first nine months of fiscal 2006 include decreases in depreciation expense of $125,000 and $368,000, respectively. The decreases in fiscal 2006 depreciation expense resulted from the impairment charge and related reduction in basis of Synthetech’s property, plant and equipment that was recorded in the fourth quarter of fiscal 2005. The decrease in manufacturing department costs for the first nine months of fiscal 2006 also includes a property tax refund in the amount of $201,000 received during the second quarter of fiscal 2006. Variable operating costs such as labor, maintenance, supplies and utility expenses were also down significantly between the periods as a result of lower production levels.

The gross loss for the third quarter and first nine months of fiscal 2006 reflect charges for impaired inventory of $293,000 and $856,000, respectively. Gross loss for the third quarter and first nine months of fiscal 2005 reflect charges for impaired inventory of $393,000 and $790,000, respectively. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off. It remains difficult to rework certain materials on a cost effective basis. Synthetech will also write-off inventory that is specific to a customer project which has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense. Research and development (R&D) expense in the third quarter of fiscal 2006 increased $73,000 to $263,000, or 15% of revenue, compared to $190,000, or 16% of revenue, in the third quarter of fiscal 2005. The increase in R&D expense between the two quarters includes increased costs of $79,000 in fees for contract research. Beginning October 2005, Synthetech engaged a contract research and manufacturing company located in India to supply laboratory space and a team of seven experienced chemists. Additionally, the increase in contract research fees includes $15,000 in fees paid to Paul Ahrens, a Synthetech Director, for contract research services.

R&D expense in the first nine months of fiscal 2006 increased $178,000 to $652,000, or 16% of revenue, compared to $474,000, or 7% of revenue, in the first nine months of fiscal 2005. The increase in R&D expense between these two periods includes increased costs of $115,000 in fees for contract research as described in the preceding paragraph; an increase in compensation costs of $21,000, principally arising from an increase in the number of graduate students working in R&D; and an increase of $26,000 arising from a change in the amount of R&D department costs allocated to R&D expense versus to inventory for the manufacture of small-scale products.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities. Additionally, the R&D department will manufacture small-scale products for sale. The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense. The amount of R&D department costs charged to the manufacture of small scale products can cause fluctuations between reporting periods in the amount of reported R&D expense. R&D department costs charged to inventory in the first nine months of fiscal 2006 and 2005 were $76,000 and $102,000, respectively.

SG&A Expense. Selling, general and administrative (SG&A) expense in the third quarter of fiscal 2006 decreased $58,000 to $541,000, or 31% of revenue, compared to $599,000, or 51% of revenue, in the third quarter of fiscal 2005. The decrease in SG&A expense between the two quarters includes a decrease in marketing and travel expenses of $45,000; and a decrease in consulting services of $42,000. The decrease in cost between the two quarterly periods was partially offset by an increase in legal fees of $26,000

SG&A expense in the first nine months of fiscal 2006 increased $92,000 to $1.8 million, or 45% of revenue, compared to $1.7 million, or 26% of revenue, in the first nine months of fiscal 2005. The increase in SG&A expense between these two periods includes an increase in compensation costs of $100,000 related to an executive compensation agreement; and an increase in charges for legal and accounting services of $49,000. The increases in costs between the two nine month periods were partially offset by a decrease in marketing and travel expense of $38,000; a decrease in contract labor of $21,000 and a decrease in depreciation expense of $19,000. The decrease in fiscal 2006 depreciation expense resulted from the impairment charge and related reduction in basis of Synthetech’s property, plant and equipment that was recorded in the fourth quarter of fiscal 2005.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest Income

Interest income in the third quarter and first nine months of fiscal 2006 was $20,000 and $96,000, respectively, compared to $17,000 and $36,000, respectively, in the same periods in fiscal 2005. Interest income arising from a partial refund of prior years property taxes added $31,000 to interest income during the second quarter and first nine months of fiscal 2006. Other than the interest income related to this tax refund, Synthetech’s interest income is primarily derived from earnings on our cash equivalents and marketable securities, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods. The average rate of interest earned on Synthetech’s cash equivalents during the first nine months of fiscal 2006 was 2.8%, compared to 1.2% during the first nine months of fiscal 2005.

Income Taxes

During the third quarter of fiscal 2006, Synthetech determined that the amount it was carrying in income tax payable was no longer necessary. Accordingly, Synthetech reported $180,000 as an income tax benefit in the third quarter of fiscal 2006.

Based on Synthetech’s recent history of losses, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Loss

Net loss in the third quarter of fiscal 2006 was $640,000, or 37% of revenue, compared to a net loss of $1.3 million, or 107% of revenue, in the third quarter of fiscal 2005. Net loss for the first nine months of fiscal 2006 was $2.8 million, or 70% of revenue, compared to a net loss of $1.8 million, or 28% of revenue, in the first nine months of fiscal 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments. Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements. Please see Note C to the Financial Statements.

Allowance for Doubtful Accounts

We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability. We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts. The allowance for doubtful accounts as of December 31, 2005 and March 31, 2005 was $15,000. For the nine months ended December 31, 2005 and 2004, Synthetech’s provision for credit losses was insignificant. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

The size of customer orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of Synthetech’s products for marketed drugs may provide an opportunity for continuing, longer-term sales. While not subject to the same high cancellation rates faced by discovery and clinical trial-stage drug development programs, the demand for approved drugs remains subject to many uncertainties, including price, side effects and the existence of competing drugs. These factors, which are outside of Synthetech’s control, affect the level of demand for the drug itself and, therefore, the demand for Synthetech’s products. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes that may not include Synthetech’s products as an intermediate. The international fine chemicals industry has been marked by overcapacity and a resulting downward pressure on pricing. While downward pressure on pricing remains persistent there appears to be recent signs of improvement on the demand side. To the extent we are able to enter into longer-term, significant or large-scale orders with customers, we expect increased competition to supply these products. Similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product’s “time to market” are reduced.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash, cash equivalents and marketable securities totaled $1.8 million at December 31, 2005, compared to $3.1 million at March 31, 2005.

Primarily due to the net loss of $2.8 million incurred in the first nine months of fiscal 2006, Synthetech’s working capital decreased from $8.2 million at March 31, 2005 to $5.6 million at December 31, 2005.

Synthetech’s portfolio of AAA rated marketable securities at December 31, 2005 consisted of auction rate preferred shares from three issuers. The auction rate securities are subject to auction every seven to 28 days. At auction, a holder may choose to continue to hold its securities at a new market rate, sell its securities at par or purchase more securities. The market for high quality auction rate securities has been liquid and Synthetech presently has the ability to liquidate its positions in these securities at any time with limited interest rate risk. Synthetech's marketable securities are held with a major financial institution in Synthetech's name.

Synthetech's line of credit permits it to borrow the lesser of $1 million or the maximum amount available under the borrowing base calculation or financial covenants, whichever is less. As of December 31, 2005, the financial covenants contained in the credit agreement would limit the amount of borrowings to approximately $250,000. Interest is payable at the prime rate with an annual facility fee of $5,000. The facility is collateralized by cash and cash equivalents, marketable securities, accounts receivable, inventories and equipment. On June 27, 2005, Synthetech entered into a loan modification agreement which requires Synthetech to maintain a quick ratio of 2 to 1 and a tangible net worth of $9 million, increased by 50% of net income and other additions to shareholders’ equity. As of December 31, 2005, Synthetech was in compliance with these covenants. Synthetech had no borrowings outstanding under the credit facility as of December 31, 2005. If the lender determines that a material adverse change has occurred in Synthetech’s business, operations or financial condition, this would constitute an event of default under the credit agreement. On January 6, 2006, Synthetech entered into a modification to the loan agreement which extended its term to March 31, 2006.

Synthetech used cash in operating activities during the first nine months of fiscal 2006 and 2005 of $1.2 million and $736,000, respectively. In the first nine months of fiscal 2006, the primary use of cash from operating activities was the net loss of $2.8 million, which was partially offset by non-cash charges for depreciation of $408,000 and restricted stock awards to key employees of $22,000. A reduction in accounts receivable was the primary source of cash flow derived from operating activities. Accounts receivable decreased $1.2 million to $931,000 at December 31, 2005, from $2.2 million at March 31, 2005, primarily due to significantly lower shipments in the third quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005. Inventory increased $205,000 to $3.6 million at December 31, 2005, from $3.4 million at March 31, 2005, primarily in support of shipments in the fourth quarter of fiscal 2006. Including $202,000 of insurance premiums financed with a note payable, prepaid expenses increased $98,000 to $472,000 at December 31, 2005, from $374,000 at March 31, 2005, primarily due to the renewal of Synthetech’s various insurance policies during the third quarter of fiscal 2006 less amortization of prepaid expenses over the periods which they benefit. Accounts payable remained substantially unchanged between March 31, 2005 and December 31, 2005. Accrued compensation increased $26,000 to $177,000 at December 31, 2006 from $151,000 at March 31, 2005, primarily due to an accrual for final compensation benefits due to a former European employee and an increase in the amount of accrued vacation pay. Accrued termination benefits increased $125,000 to $212,000 at December 31, 2005 from $87,000 at March 31, 2005. The accrued termination benefits are recorded pursuant to an executive employment agreement as described in Note H to the condensed financial statements.

Synthetech used $70,000 of cash for capital expenditures during the first nine months of fiscal 2006, compared to $65,000 in the first nine months of fiscal 2005. Synthetech has completed its existing long-term capital plan for its sole facility in Albany, Oregon. Synthetech’s capital plan for fiscal 2006 includes various projects totaling approximately $100,000. Synthetech expects to finance these remaining capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Cash provided by financing activities for the first nine months of fiscal 2006 was $440,000 compared to cash used in financing activities of $10,000 in the first nine months of fiscal 2005. During the first nine months of fiscal 2006, Synthetech sold $1.8 million and purchased $1.3 million of marketable securities, generating cash and cash equivalents of $500,000. In the third quarter of fiscal 2006, Synthetech financed some of its annual premiums for property and casualty insurance in the amount of $202,000; repayments during the reporting period totaled $44,000.

Cash and cash equivalents decreased $853,000 during the first nine months of fiscal 2006, to $975,000 at December 31, 2005, from $1,828,000 at March 31, 2005.

Synthetech has incurred significant negative cash flow during fiscal 2005 and 2004. During the first nine months of fiscal 2006, cash and cash equivalents decreased $853,000 and marketable securities decreased $500,000. Based on our operating results for the first nine months of fiscal 2006 and our existing order base, we expect to incur significant negative cash flow from operations for fiscal 2006, which has adversely affected our cash and working capital positions. Synthetech’s visibility into fiscal 2007 is very limited. Synthetech is involved in a number of customer projects but is unable to determine the amount and timing of future revenue streams which these projects could provide.

Synthetech is uncertain whether its existing cash and cash equivalents, marketable securities and available funds under its bank line of credit, if any, and any funds generated from operations will be sufficient for Synthetech to continue its operations. Any projections of future cash needs and cash flows are subject to substantial uncertainty. Synthetech may not be able to borrow funds under its line of credit. If sources of liquidity are insufficient, Synthetech may need to seek debt or equity financing to satisfy its liquidity requirements, which it may be unable to obtain on favorable terms or at all, or to sell assets or reduce further or discontinue its operations. We anticipate that we will require additional capital, which may be substantial, to implement certain elements of our growth strategy, although we have not yet determined the amount or timing of such additional funding. We may not be able to obtain required financing to implement our growth strategy. Any financing Synthetech obtains may dilute the ownership interests of its shareholders or increase its leverage and interest expense.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts during the nine months ended December 31, 2005.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

Item 4. Controls and Procedures

Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that Synthetech’s disclosure controls and procedures are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and are effective to provide reasonable assurance that information required to be disclosed by Synthetech in this Quarterly Report on Form 10-Q was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the third quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits.

Exhibit 3.1	Articles of Incorporation of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
Exhibit 3.2	Bylaws of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC. (Registrant)
Date: February 14, 2006	/s/ M. Sreenivasan M. Sreenivasan President & C.E.O.
Date: February 14, 2006	/s/ Gary A. Weber Gary A. Weber Vice President Finance & Chief Financial Officer