Form 10-K
period 2006-03-31
SYNTHETECH INC
filed 2006-06-23
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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
(Address of principal executive offices) (Zip code)
541 967-6575
(Registrants telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:	None
Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, $.001 Par Value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	YES ___	NO X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	YES ___	NO X

Indicate by check mark whether registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES   X   NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).	YES ___	NO X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer ___	Accelerated Filer ___	Non-Accelerated Filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)	YES ___	NO X

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($0.55) as reported by the Nasdaq National Market System, as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2005), was $6,943,644.

As of June 21, 2006, there were 14,521,614 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART II

PART III

PART IV

Item 15	-	Exhibits, Financial Statement Schedules.......................................................................	55

Signatures...............................................................................................................................................	57

Page ii

PART I

FORWARD LOOKING STATEMENTS

The following discussion of Synthetech's business contains forward-looking statements relating to future events or the future financial performance of Synthetech. Synthetech’s actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Annual Report on Form 10-K in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.”

Although Synthetech believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and Synthetech does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us that attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Factors Affecting Forward Looking Statements” in this Annual Report on Form 10-K, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K, and other reports and filings made with the SEC.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

General

Synthetech, Inc., is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins, primarily for the pharmaceutical industry. Synthetech also produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic (peptide like) small molecule drugs at every stage of a customer’s clinical development pipeline. Synthetech’s domestic and international customer base includes major pharmaceutical and emerging biopharmaceutical companies, as well as contract drug synthesis firms. Synthetech also supplies catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms. Our integrated “grams to tons” production capabilities allow us to be involved with our customers from the early phases of pharmaceutical discovery and clinical development through approval, market launch and commercialization. Synthetech is an Oregon corporation incorporated in 1981.

Synthetech’s products are used in drugs under development or on the market for the treatment of AIDS, cancer, cardiovascular and other diseases. Synthetech also manufactures products for use in cosmeceuticals, a cosmetic product that makes no therapeutic claims, but because it is intended for human use, it is regulated by the FDA for safety.

Synthetech’s model is to emphasize a commitment to its customers from the early phases of discovery through clinical development to a marketed product. Synthetech’s research and development and production facilities are designed to support small-scale development stage customer projects that may only require grams of material to large-scale customer orders with multi-ton requirements. Synthetech’s facilities have the capacity and flexibility to process a variety of customer projects simultaneously.

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

Researchers have also combined one or more amino acids with other chemicals that are not amino acids to create drug candidates. These drug candidates are commonly referred to as peptidomimetic small molecule drugs because they exhibit peptide-like qualities in a smaller molecule that is not a defined sequence of amino acids. Peptidomimetic small molecule drugs typically are less potent than peptide drugs and can often be administered orally. During clinical trials, customer orders in support of these drug candidates can be in the hundreds of kilos to low tons size. At the marketed drug stage, orders for these drugs can reach multi-tons.

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

•

Cost-effectively Expand Research and Development Capabilities. The new product development sector of the pharmaceutical industry remains active, and Synthetech is participating in a variety of early-stage projects, which traditionally have been the source for its future large-scale projects. In October 2005, we supplemented our domestic R&D capabilities by engaging R&D resources in India, where cost structures are substantially lower than in the United States. We believe this strategy will (a) enable us to continue to participate actively in early-stage projects, (b) increase the potential business within our core area of expertise, and (c) free up existing Synthetech chemists to pursue more sophisticated and value-added projects.

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

Recent Activity Implementing Our Growth Strategy

Recent activities relating to implementation of our growth strategy include:

•

Expanded Product Line Through Acquisition of Specialty Resins Technology. In December 2005, Synthetech acquired the technology assets and customer lists of Colorado Biotechnology Associates, Incorporated (CBA) for a range of cross-linked and functionalized polymeric resins used widely in Solid Phase Peptide Synthesis. This purchase represents Synthetech’s entry into the specialty resin market as a domestic supplier and is consistent with Synthetech’s strategy of leveraging its core expertise to expand into related markets. Under the arrangement, Dr. Rodger Raubach, CBA’s founder and principal owner, will transfer proprietary resin know-how to Synthetech, and will serve as a consultant for scale-up, technical support, customer qualification and business development for a period of three years. Our customer base has indicated an encouraging level of interest in our developing portfolio of specialty resin products and we have provided samples and received some initial orders. We expect that specialty resins will contribute to sales growth during the second half of fiscal 2007.

•

Lower Cost Structure. Our Indian R&D partner is a division of an Indian pharmaceutical company. The division recently completed a pilot plant adjacent to its R&D facilities, which we currently are using for the manufacture of small scale intermediates. We believe that our use of this or similar facilities will expand.

•

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

•

Expanded International Sales Relationships. Historically, Synthetech has generated a significant percentage of its revenue from Western Europe. In February 2006, we expanded a successful agent relationship in Switzerland to encompass Germany and the Benelux Countries as well, and we are seeking to establish a distributor relationship for the United Kingdom. We have also hired a consultant to help develop the Japanese market.

Product Overview

Synthetech's primary products are amino acids that have been chemically modified through organic chemistry and biocatalysis techniques to enable them to link with other amino acids in a particular defined sequence to produce peptides, or with other chemicals to produce peptidomimetic small molecules. The resulting building blocks and intermediate products are used as starting materials in the manufacture of peptide, peptidomimetic small molecule and other chiral drugs by pharmaceutical customers.  The amino acids that are transformed into intermediate products may be either natural amino acids (that is, amino acids that occur in nature, including their chiral or “mirror image” form) or synthetic amino acids (that is, amino acids that have a side chain that does not occur in nature).  Synthetech refers to synthetic amino acids as “specialty amino acids.”

Since 1987, Synthetech has been a leading supplier of a wide range of specialty amino acid based products.  We have also developed and manufactured a large number of products based on natural amino acids.  We use a wide array of raw materials to produce our products.  These materials generally are in adequate supply from multiple suppliers.

Synthetech has developed and scaled up process technology that allows us to produce products in a “grams to tons” scale.  We continue to produce most bulk orders on an as-ordered basis.  We also maintain small inventory quantities of many standard multi-customer building blocks, permitting immediate deliveries.

Synthetech is seeking to use the proprietary technology it acquired in December 2005 from CBA, to enter the market for a range of solid phase peptide synthesis resins.  These resins are complementary to our existing business.   The resins are a consumable, multipurpose processing agent used to produce a wide range of peptides, rather than any single peptide. Consequently, the demand for resins is less likely to be subject to fluctuations inherent in the clinical development pipeline for new drugs.

Segment Information

Synthetech operates in one business segment.

Marketing

We market our products and capabilities through attendance at trade shows, listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and through our website. Through Synthetech employees, we also maintain ongoing direct relationships with major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and other firms that we believe have a need for our products. We typically sell our products directly to our customers, although we use independent sales representatives for some European sales. We have usually sold products to Japanese customers through chemical trading firms and recently hired a consultant to help develop the Japanese market.

Customers

Although Synthetech has customers in various countries, we expect that a few customers will continue to account for a significant portion of revenue each year. During fiscal 2006, our top ten customers accounted for approximately 71% of our revenue. Of these ten customers, six were major pharmaceutical companies, three were contract drug synthesis companies and one was a biopharmaceutical company. In fiscal 2006, GlaxoSmithKline accounted for approximately 16% of our revenue. No other customer accounted for over 10% of our revenue in fiscal 2006.

International revenue, mainly to Europe, was $3.0 million in fiscal 2006 and $2.6 million in both fiscal 2005 and 2004, representing approximately 52%, 26% and 25% of Synthetech’s total revenue for those respective periods.

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

Research and Development

The scientists in our Research and Development (R&D) department have extensive expertise in the development and manufacture of amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins. Our R&D efforts focus on process development in support of customer projects or Synthetech product lines. Our scientists seek to design novel or improved methods and processes suitable for small to large-scale production or to address identifiable market trends and business opportunities.

On October 1, 2005, we supplemented our domestic R&D capabilities by engaging R&D resources in India, where cost structures are substantially lower than in the United States. We believe this strategy will enable us to continue to participate actively in early-stage projects while simultaneously pursuing with Synthetech chemists more sophisticated and value-added projects.

Employees

As of March 31, 2006, Synthetech had 50 employees, 49 located in Albany, Oregon and our Director of Business Development located in New Jersey. None of our employee’s are covered by collective bargaining agreements.

Regulatory Matters

Because Synthetech’s products are intermediates sold to drug manufacturers, we generally have been unaffected directly by FDA regulation, which is primarily directed at the drug manufacturers for active pharmaceutical ingredients. Our customers do, however, typically conduct periodic reviews and audits of our operations, including our inspection and quality assurance programs. These programs involve materials tracking, record keeping and other documentation. Some customers request Synthetech to manufacture and supply products with additional processing that complies with the FDA’s Current Good Manufacturing Practice (cGMP) guidelines for advanced pharmaceutical intermediates. Because these programs include more extensive quality assurance systems and documentation, our expenses associated with maintaining cGMP compliant programs may increase.

Synthetech’s business is also subject to substantial regulation in the areas of safety, environmental control and hazardous waste management. Although we believe that we are in material compliance with these laws, rules and regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. As additional and more extensive regulations are being added in these areas at the federal, state and local levels, compliance costs may increase. The operation of a fine chemical manufacturing plant involves a risk of environmental damage or personal injury due to the potentially harmful substances used. Material costs and liabilities may be incurred in the future because of an accident or other event resulting in personal injury or an unauthorized release of such substances to the environment. Synthetech also generates hazardous and other wastes that are disposed of at various off-site facilities. Synthetech may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities due to releases of such substances into the environment.

Expenditures for capital equipment related to maintaining compliance with government regulatory matters were insignificant in fiscal 2006 and are anticipated to be insignificant in fiscal 2007.

Synthetech maintains property damage insurance, liability insurance, environmental risk insurance and product liability insurance, subject to deductibles that management believes are standard for similarly situated companies in the industry. However, coverage may be inadequate to cover potential liabilities.

Geographic Areas

See Note M to the financial statements.

Product Liability

Use of Synthetech’s products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of these products involves a risk of product liability. Claims for product liability may be asserted against Synthetech. Synthetech may not be able to successfully defend any claim that may be asserted. A product liability claim could have a material adverse effect on the business, reputation or financial condition of Synthetech, even if Synthetech ultimately were successful in defending the claim. Synthetech maintains product liability insurance with a $1 million limit per occurrence and a $2 million aggregate limit. Synthetech also maintains an umbrella liability insurance policy with an additional $9 million of coverage, which may be inadequate to cover our liabilities. Our general liability policy, which includes product liability coverage, includes deductibles of $50,000 per occurrence and an aggregate deductible of $500,000.

Company Background

Synthetech was formed in 1981 to develop novel chemical process technology by combining classical organic chemistry with enzyme-based biocatalysis. For our first several years, we operated mainly as a research and development group focused on process development of pharmaceuticals and other fine chemicals. After our initial public offering in 1984, we concentrated our research efforts on the development of a proprietary process for aspartame and L-phenylalanine. We discontinued marketing this technology in 1991.

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

Internet Website

We maintain a website on the World Wide Web at www.synthetech.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available, free of charge, on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Our reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. We also post on our website our Code of Ethics for our principal executive officer, principal financial officer and principal accounting officer or controller (or persons performing similar roles). We intend to post on our website any amendment to or waiver from the Code of Ethics applicable to such officers within four days of any such amendment or waiver.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following table sets forth certain information concerning Synthetech's executive officers of Synthetech:

Name	Age	Position
M. “Sreeni” Sreenivasan	57	President, Chief Executive Officer and Director
Gary A. Weber	48	Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer
Joel D. Melka	51	Vice President of Operations
Dr. Joseph Murphy	59	Director of Business Development
Dr. Michael C. Standen	45	Technical Director
Brett Reynolds	34	Director of Sales and Marketing

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

Dr. Joseph Murphy. Dr. Murphy joined Synthetech in August 2003 as Director of Business Development. Prior to joining Synthetech, Dr. Murphy performed consulting work during 2002 and 2003 and held senior business development and product manager positions with the following fine chemicals companies: Cambridge-Major Laboratories (Director of Business Development, 2001 to 2002), Degussa Corporation (Business Development Manager, 1999 to 2001), Fisher Scientific (Senior Product Manager, 1994 to 1999) and Eastman Fine Chemicals (Chemical Products Manager, 1991 to 1994). Between 1984 and 1991, Dr. Murphy was the R&D Manager and a business development associate for Schweizerhall, Inc., a fine chemicals company in South Plainfield, New Jersey specializing in amino acid and peptide intermediates. During 1983 and 1984, Dr. Murphy conducted peptide research at The Rockefeller University, under the direction of R. B. Merrifield, a 1984 Nobel laureate. Dr. Murphy holds a B.S. degree and Ph.D. degree in Chemistry from the University of Toronto.

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

Brett Reynolds. Mr. Reynolds joined Synthetech in 1994 as an analytical technician. In 1996 he was promoted to Sales & Marketing Manager, responsible for the marketing direction and sales of line products. Mr. Reynolds was named Director of Sales & Marketing in 2004 and is currently responsible for corporate marketing and strategic direction and business development for the West Coast, Western Europe and Asia. Mr. Reynolds holds a B.Sc. in Biochemistry and an MBA from Oregon State University.

ITEM 1A. RISK FACTORS

Certain risks that may affect our business, financial condition, results of operations or cash flows or that may cause our actual results to vary from the forward-looking statements in this Annual Report on Form 10-K as set forth in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, are set forth under the caption “Factors Affecting Future Results.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

ITEM 3. LEGAL PROCEEDINGS

At March 31, 2006, Synthetech was not involved in any material litigation. From time to time Synthetech may be involved in litigation arising in the normal course of its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Synthetech did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S

COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Synthetech’s common stock was listed on the Nasdaq National Market until March 15, 2005, when it transferred to the Nasdaq SmallCap Market. On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market. Synthetech’s common stock is currently reported on the over-the-counter (OTC) on the Pink Sheets under the symbol NZYM.PK.

The following table sets forth the range of high and low bid information and high and low sales prices for the common stock for the last two fiscal years as reported by the OTC Pink Sheets or the applicable Nasdaq market.

Fiscal Year Ended March 31,
	2006		2005
	High	Low	High	Low
First Quarter	$ 0.75@	$ 0.55@	$ 1.82#	$ 1.01#
Second Quarter	$ 0.78@	$ 0.01@(1)	$ 1.34#	$ 0.63#
Third Quarter	$ 0.55*	$ 0.30*	$ 1.19#	$ 0.70#
Fourth Quarter	$ 0.60*	$ 0.28*	$ 1.04@	$ 0.56@
___________________
(1)	The reported low of $0.01 was the result of an unintended transaction. The next lowest transaction for the quarter was $0.40.
@	As quoted on the Nasdaq SmallCap Market from March 16, 2005 until October 13, 2005.
#	As quoted on the Nasdaq National Market until March 15, 2005.
*	As reported on the OTC Pink Sheets beginning October 14, 2005.

Synthetech has not paid dividends on its common stock since its inception. We do not anticipate that we will pay dividends in the foreseeable future. The number of record holders of common stock as of May 31, 2006 was 509.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data was derived from Synthetech’s audited financial statements. The following data should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere herein.

	Year Ended March 31,
Synthetech, Inc.	2006	2005	2004	2003	2002
STATEMENTS OF OPERATIONS DATA:	(in thousands, except per share data)

Revenue........................................................................	$5,819	$9,751	$10,540	$11,289	$10,876

Cost of revenue.............................................................	6,413	8,890	9,831	9,405	10,931

Gross income (loss)......................................................	(594)	861	709	1,884	(55)

Research and development...........................................	943	659	719	765	651
Selling, general and administrative..............................	2,249	2,309	1,872	1,968	1,588
Impairment charge property, plant and equipment.......	-	6,305	-	-	-

Operating loss...............................................................	(3,786)	(8,412)	(1,882)	(849)	(2,294)

Net loss.........................................................................	(3,501)	(8,369)	(1,788)	(494)	(1,351)

Basic and diluted loss per share....................................	(0.24)	(0.58)	(0.12)	(0.03)	(0.09)

	March 31,
	2006	2005	2004	2003	2002
BALANCE SHEET DATA:	(in thousands)

Cash and cash equivalents.............................................	$1,233	$1,828	$3,018	$4,665	$4,214
Marketable securities.....................................................	800	1,300	1,300	1,300	-
Working capital.............................................................	5,044	8,175	9,217	10,671	11,316
Total assets....................................................................	10,494	13,531	21,987	24,268	24,409

Long-term debt, net of current portion...........................	-	26	52	75	97
Retained earnings (accumulated deficit)........................	(53)	3,448	11,817	13,605	14,099
Shareholders' equity.......................................................	9,088	12,562	20,907	22,552	22,985

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements relating to future events or the future financial performance of Synthetech, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included in this Item 7, under the caption “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995.” Although Synthetech believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve substantial risks and uncertainties that could significantly affect expected results. Actual future results could differ materially from those described in such forward-looking statements, and Synthetech does not intend to update or revise any forward-looking statements as a result of new information, future events or otherwise. Readers are urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Factors Affecting Future Results” in this Item 7, the audited consolidated financial statements and related notes included in this Annual Report on Form 10-K, and other reports and filings made with the SEC.

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying financial statements and the notes thereto included within this Form 10-K.

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

Synthetech's Ability to Continue as a Going Concern

The revenue Synthetech may generate in upcoming periods remains uncertain. Without a stable source of adequate revenue or new debt or equity financing, Synthetech may be unable to continue operations. The accompanying financial statements do not include any adjustments that might result should Synthetech be unable to continue operations. Synthetech’s line of credit expired on March 31, 2006 and was not renewed by the bank. In June 2006, Synthetech entered into a new credit facility which is described in Note P to the accompanying financial statements. Synthetech has employment agreements in place with certain employees, which require severance payments to the employee if certain conditions surrounding termination are met.

Synthetech has reported significant operating losses during each of its last five fiscal years. During fiscal year 2006, Synthetech's working capital decreased $3.1 million, to $5.0 million as of March 31, 2006, compared to $8.2 million as of March 31, 2005. As of March 31, 2006, quick assets (i.e. cash and cash equivalents, marketable securities and accounts receivable) less current liabilities totaled $1.1 million. With this level of net quick assets, Synthetech would be unable to absorb significant operating losses. Synthetech believes that the amount it could realize upon disposition of its inventory outside the normal course of its operations would be significantly below the carrying value of its inventory as reflected in our financial statements.

Business Conditions

Synthetech’s order backlog as of April 25, 2006 was approximately $4.6 million, compared to the order backlog of $799,000 at March 31, 2005. We expect that a majority of these customer orders will ship during the first half of fiscal 2007. The increase in the backlog relates to two new and one continuing large-scale projects and various medium sized orders from a variety of customers. The increase in large order inquiries and resulting order activity is a meaningful improvement compared to the market environment Synthetech encountered during most of fiscal 2006.

Revenue in the fourth quarter and full year of fiscal 2006 was $1.8 million and $5.8 million, respectively, which was significantly below the level of revenue required for Synthetech to operate profitably. Our industry remains generally affected by a low rate of new drug approvals, ongoing customer insourcing and available capacity, although there appear to be meaningful signs of improvement. During periods where manufacturing capacity is generally available, Synthetech is at a competitive disadvantage compared to contract drug synthesis companies that can support further downstream production in accordance with the FDA’s current Good Manufacturing Practices (cGMP).

During fiscal 2006, our manufacturing activities and related financial performance were adversely affected by low utilization of our large reactors due to the lack of significant large-scale customer projects. Although Synthetech is involved in many active customer projects, large-scale customer projects represent our main source of revenue. We are unable to determine with reasonable certainty our revenues relating to large-scale projects beyond our current order base, in part due to unpredictable drug approval processes and the short-term supply chain planning by many of our customers.

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

Customer Project Pipeline

Our portfolio of clinical pipeline projects remains active and consists of a variety of projects with significant revenue generating potential. Several customers whose large-scale projects are included in our April 25, 2006 backlog have indicated a potential for large-scale follow-on orders later in fiscal 2007.

Growth Strategy

Synthetech's primary business objective is to create and build upon a more stable base of revenue by implementing our growth strategy, which is described in Item 1. Business, above. Recent activities relating to implementation of this strategy include:

•

Entering the specialty resin market as a domestic supplier of cross-linked and functionalized polymeric resins used widely in Solid Phase Peptide Synthesis through our acquisition in December 2005 of technology assets and customer lists of Colorado Biotechnology Associates, Incorporated;

•

Engaging in October 2005 a contract research and manufacturing company located in India to supply laboratory space and a team of seven experienced chemists, and subsequently gaining access to a recently completed pilot plant of our Indian R&D partner adjacent to its R&D facilities, which we are currently using for the manufacture of small scale intermediates;

•

In the quarter ended December 31, 2005, installing equipment to support low temperature chemical processing that we believe will allow Synthetech to attract a broader range of customer projects as low temperature processing is required to produce many pharmaceutical projects;

•

In February 2006, expanded a successful agent relationship in Switzerland to encompass Germany and the Benelux Countries and we are seeking to establish a distributor relationship in the United Kingdom; we have also hired a consultant to help develop the Japanese market;

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

Percentage of Revenue

	For the Year Ended March 31,

	2006	2005	2004

Revenue	100.0%	100.0%	100.0%
Cost of revenue	110.2%	91.2%	93.3%

Gross income (loss)	(10.2%)	8.8%	6.7%

Research and development	16.2%	6.8%	6.8%
Selling, general and administrative	38.7%	23.6%	17.8%
Impairment charge, property, plant and equipment	-	64.7%	-

Operating loss	(65.1%)	(86.3%)	(17.9%)

Interest income	1.9%	0.5%	0.3%
Interest expense	0.1%	-	-

Loss before income taxes	(63.3%)	(85.8%)	(17.6%)

Benefit for income taxes	(3.1%)	-	(0.6%)

Net loss	(60.2%)	(85.8%)	(17.0%)

Revenue

Synthetech’s revenue was $5.8 million, $9.8 million and $10.5 million in fiscal 2006, 2005 and 2004, respectively. Revenue decreased 40% in fiscal 2006 as compared to fiscal 2005 and decreased 7% in fiscal 2005 as compared to fiscal 2004. Decreases in revenue for the specified periods primarily relate to changes in revenue from large-scale customer projects.

Large-scale project revenue during fiscal 2005 included revenue from six customer projects. Due to customer inventory levels, expected market demand, the development status of individual customer projects and other matters, Synthetech’s fiscal 2005 portfolio of large-scale projects did not contribute significantly to revenue during fiscal 2006. Additionally, during fiscal 2006, only one of Synthetech’s small-scale projects developed into a new large-scale project.

Revenue from large-scale customer projects was $1.2 million, $6.0 million, and $7.2 million for fiscal 2006, 2005 and 2004, respectively. Of the $1.2 million in fiscal 2006 large-scale revenue,

approximately $800,000 related to a new project which shipped during the quarter ended March 31, 2006.

In addition to large-scale projects, a significant number of other customer projects contributed to our revenue during fiscal 2006, 2005 and 2004. While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.

International revenue, mainly from sales to Europe, was $3.0 million in fiscal 2006 and $2.6 million in both fiscal 2005 and 2004.

Synthetech estimates that in fiscal 2006, approximately 77% of product sales went into drugs in clinical trials, approximately 17% went into marketed drugs and approximately 6% went into drugs at the R&D or discovery stage. We estimate that in fiscal 2005, approximately 54% of product sales went into drugs in clinical trials, approximately 41% went into marketed drugs and the cosmeceutical and approximately 5% went into drugs at the R&D or discovery stage. We estimate that in fiscal 2004, approximately 52% of product sales went into drugs in clinical trials, approximately 44% went into marketed drugs and the cosmeceutical and approximately 4% went into drugs at the R&D or discovery stage. These estimates are based on an analysis of our sales, publicly available information and information to the extent available from customers.

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

Gross income

Cost of revenue in fiscal 2006 was $6.4 million, resulting in a gross loss of $594,000. Cost of revenue in fiscal 2005 was $8.9 million, resulting in gross income of $861,000. Cost of revenue in fiscal 2004 was $9.8 million, resulting in gross income of $709,000. As a percentage of revenue, gross income (loss) margins were (10.2%), 8.8% and 6.7% in fiscal 2006, 2005 and 2004, respectively. Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Gross loss for fiscal 2006 increased $1.5 million to $594,000, or 10% of revenue, compared to gross income of $861,000, or 9% of revenue, for fiscal 2005. Compared to fiscal 2005, gross loss for fiscal 2006 is primarily a result of a $3.9 million, or 40%, decrease in sales between the periods.

Manufacturing department costs decreased $1.5 million during fiscal 2006 compared to fiscal 2005, including a $491,000 decrease in depreciation expense resulting from the impairment charge and related reduction in the basis of Synthetech’s property, plant and equipment that was recorded in the fourth quarter of fiscal 2005. The decrease in manufacturing department costs for fiscal 2006 also includes a property tax refund in the amount of $201,000 received during the second quarter of fiscal 2006. Variable operating costs such as labor, maintenance, supplies and utility expenses also decreased significantly between the periods as a result of lower production levels.

Manufacturing department costs incurred during fiscal 2005 decreased $661,000 compared to fiscal 2004. Lower production levels resulted in a decrease in variable operating costs such as labor and maintenance.

The gross loss for fiscal 2006 reflect charges for impaired inventory of $1.3 million. Gross loss for fiscal 2005 and 2004 reflects charges for impaired inventory of $1.1 million and $947,000, respectively. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write off. Synthetech also writes off inventory that is specific to a customer project if the project is discontinued.

Operating Expenses

R&D Expense. Research and development (R&D) expenses were $943,000, $659,000 and $719,000 in fiscal 2006, 2005 and 2004, respectively, or approximately 16% of revenue in fiscal 2006 and 7% of revenue in both of fiscal 2005 and 2004. The $284,000 increase in R&D expense for fiscal 2006 compared to fiscal 2005 includes increased costs of $177,000 in fees and expenses for contract research and a $66,000 increase in expenses incurred for laboratory supplies. The increase in the cost of contract research services is primarily a result of engaging, in October 2005, a contract research and manufacturing company located in India to supply laboratory space and a team of seven experienced chemists. Additionally, Synthetech paid Paul Ahrens, a Synthetech Director, $52,000 to provide contract research services during fiscal 2006.

The $60,000 decrease in R&D expense for fiscal 2005 compared to 2004 is primarily due to a $76,000 decrease in compensation, which resulted from a decrease in the number of chemists, and $30,000 in employee relocation expense incurred in fiscal 2004 which did not recur in fiscal 2005.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities. Additionally, the R&D department manufacture small-scale products for sale. The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense. The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense. R&D department costs charged to inventory in fiscal 2006, 2005 and 2004 were $83,000, $113,000 and $150,000, respectively.

SG&A Expense. Selling, general and administrative (SG&A) expense was $2.2 million, or 39% of revenue in fiscal 2006, $2.3 million, or 24% of revenue in fiscal 2005, and $1.9 million, or 18% of revenue in fiscal 2004. SG&A expense remained reasonably consistent between fiscal 2006 and 2005 with a slight decrease of $60,000 between the two periods.

The $437,000 increase in SG&A expense for fiscal 2005 compared to 2004 includes an increase in compensation of $163,000 primarily relating to the hiring of a Director of Business Development in the second quarter of fiscal 2004, and a Director of Business Development for Europe in the fourth quarter of fiscal 2004; increases primarily in response to a more demanding corporate governance environment in Board of Director fees, legal fees and the cost of directors and officers liability insurance of $60,000, $41,000 and $18,000, respectively; and increased consulting fees for marketing and strategic development services of $105,000.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Impairment charge, property, plant, and equipment

Synthetech’s recent financial results triggered an assessment of the recoverability of our property, plant and equipment. During both the fourth quarter of fiscal 2006 and 2005, Synthetech performed an analysis in accordance with SFAS No. 144 of its property, plant and equipment for potential impairment. Synthetech’s analysis conducted in the fourth quarter of fiscal 2006 concluded that the carrying value of its operating facility did not exceed its fair value. Synthetech’s analysis conducted in the fourth quarter of fiscal 2005 concluded that the carrying value of its operating facility exceeded its fair value. Synthetech recorded a charge for the impairment of buildings, machinery and equipment of $6.3 million during the fourth quarter of fiscal 2005. Please see Note E to the financial statements included herein and "-- Critical Accounting Policies and Estimates – Long-Lived Asset Impairment" below.

Interest income

Interest income in fiscal 2006 was $113,000, compared to $49,000 and $32,000 in fiscal 2005 and 2004, respectively. Synthetech’s interest income is primarily derived from earnings on our cash equivalents and marketable securities. The increase in interest income in fiscal 2006 compared to fiscal 2005 is primarily the result of an increase in interest rates, partially offset by a decrease in the amount of cash equivalents and marketable securities. Additionally, during the second quarter of fiscal 2006, Synthetech received $31,000 in interest arising from a partial refund of prior years’ property taxes.

Interest expense

Interest expense in fiscal 2006 was $8,000, compared to $6,000 and $8,000 in fiscal 2005 and 2004, respectively.

Income tax benefit

During the third quarter of fiscal 2006, Synthetech determined that the amount it was carrying in income tax payable was no longer necessary due to the resolution of a contingency. Accordingly, Synthetech reported $180,000 as an income tax benefit in the 2006 Statement of Operations. For fiscal 2004, Synthetech generated net deferred tax assets enabling the utilization of a $70,000 net deferred tax liability, which was reported as an income tax benefit in the 2004 Statement of Operations.

Based on Synthetech’s recent history of losses, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net loss

Net loss for fiscal 2006 was $3.5 million, compared to net losses of $8.4 million and $1.8 million for fiscal 2005 and 2004, respectively.

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

Allowance for Doubtful Accounts

We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability. We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts. The allowance for doubtful accounts as of March 31, 2006 and March 31, 2005 was $15,000. For the three years ended March 31, 2006, Synthetech’s provision for credit losses was insignificant. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

The size of customer orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of Synthetech’s products for marketed drugs may provide an opportunity for continuing, longer-term sales. While not subject to the same high cancellation rates faced by discovery and clinical trial-stage drug development programs, the demand for approved drugs remains subject to many uncertainties, including price, side effects and the existence of competing drugs. These factors, which are outside of Synthetech’s control, affect the level of demand for the drug itself and, therefore, the demand for Synthetech’s products. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes that may not include Synthetech’s products as an intermediate. In recent years, the international fine chemicals industry has been marked by overcapacity and a resulting downward pressure on pricing. While downward pressure on pricing remains persistent the demand side in the industry appears to be improving. To the extent we are able to enter into longer-term, significant or large-scale orders with customers, we expect increased competition to supply these products. Similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product’s “time to market” are reduced.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash, cash equivalents and marketable securities totaled $2.0 million at March 31, 2006, compared to $3.1 million and $4.3 million at March 31, 2005 and 2004, respectively.

At March 31, 2006, Synthetech reported working capital of $5.0 million, compared to $8.2 million and $9.2 million at March 31, 2005 and 2004, respectively. The $3.1 million decrease between fiscal 2006 and 2005 was primarily the result of the $3.5 million fiscal 2006 net loss.

Synthetech’s portfolio of AAA rated marketable securities at March 31, 2006 consisted of auction rate preferred shares from three issuers. The auction rate securities are subject to auction every seven to 28 days. At auction, a holder may choose to continue to hold its securities at a new market rate, sell its securities at par or purchase more securities. Synthetech's marketable securities are held with a major financial institution in Synthetech's name. Synthetech liquidated its positions in auction rate securities, at par, in May 2006 for total proceeds of $800,000.

Synthetech's bank credit facility expired on March 31, 2006 and was not renewed, after marketable securities. In June 2006, Synthetech entered into a new credit facility with a finance company, which is secured by a lien on all of our assets and provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less. Interest is payable at a fluctuating rate equal to the prime rate plus 3%, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $20,000. The credit facility has a minimum monthly fee of $5,000 which is reduced by interest charges and the collateral management fee. The credit facility contains no financial covenants and expires in June 2007.

Synthetech used cash in our operating activities of $876,000 in fiscal 2006 and $1.1 million and $1.3 million in fiscal 2005 and 2004, respectively.

In fiscal 2006, the primary use of cash from operating activities was the net loss of $3.5 million, which was partially offset by non-cash charges for depreciation of $543,000 and restricted stock awards to key employees of $22,000. A reduction in accounts receivable was the primary source of cash flow derived from operating activities. Accounts receivable decreased $1.7 million to $467,000 at March 31, 2006, from $2.2 million at March 31, 2005, primarily due to lower shipments in the fourth quarter of fiscal 2006 compared to the fourth quarter of fiscal 2005. Inventory increased $245,000 to $3.6 million at March 31, 2006, from $3.4 million at March 31, 2005, primarily in support of shipments made or expected to be made in the first half of fiscal 2006. Excluding $202,000 of property and casualty insurance premiums financed with a note payable, prepaid expenses decreased $23,000 to $351,000 at March 31, 2006, from $374,000 at March 31, 2005, primarily due to the timing and pricing of the renewal of Synthetech’s various insurance policies during the third quarter of fiscal 2006 less amortization of prepaid expenses over the periods that they benefit. Accounts payable increased $418,000 to $906,000 at March 31, 2006, from $488,000 at March 31, 2005. The increase in accounts payable between the two periods is composed of a $191,000 refund due to a customer for returned material; a final installment of $45,000 due on Synthetech’s annual property taxes and various increases in raw material and supplies purchases. Accrued compensation, which is primarily composed of accrued vacation pay, increased $9,000 to $160,000 at March 31, 2006 from $151,000 at March 31, 2005. Accrued termination benefits increased $125,000 to $212,000 at March 31, 2006 from $87,000 at March 31, 2005. The accrued termination benefits are recorded pursuant to an executive employment agreement as described in Note I to the financial statements. As a result of a review of Synthetech’s potential income tax liability, it was determined that the accrual for income taxes payable in the amount of $180,000 was no longer required, the liability was removed from the balance sheet and recorded as a fiscal 2006 income tax benefit.

Synthetech used $87,000 of cash for capital expenditures during both fiscal 2006 and 2005. Synthetech has completed its existing long-term capital plan for its sole facility in Albany, Oregon. Synthetech’s capital plan for fiscal 2007 includes various projects totaling approximately $100,000. Synthetech expects to finance these remaining capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Cash provided by financing activities for fiscal 2006 was $368,000 compared to cash used in financing activities of $12,000 in fiscal 2005. During fiscal 2006, Synthetech sold $1.8 million and purchased $1.3 million of marketable securities, generating cash and cash equivalents of $500,000. In the third quarter of fiscal 2006, Synthetech financed, through a note payable in the amount of $202,000, a portion of its annual premiums for property and casualty insurance; repayments under the note during the reporting period totaled $111,000.

Cash and cash equivalents decreased $595,000 during fiscal 2006, to $1,233,000 at March 31, 2006, from $1,828,000 at March 31, 2005.

During fiscal 2006, marketable securities also decreased $500,000 since March 31, 2005.

Synthetech is uncertain whether its existing cash and cash equivalents, marketable securities, any available funds under its credit facility and any funds generated from operations will be sufficient for Synthetech to continue its operations. Any projections of future cash needs and cash flows are subject to substantial uncertainty. If sources of liquidity are insufficient, we will need to seek additional debt or equity financing to satisfy our liquidity requirements, which we may be unable to obtain on favorable terms or at all, or to sell assets or further reduce the size of our operations or discontinue our operations. We anticipate that we will require additional capital, which may be substantial, to implement certain elements of our growth strategy, although we have not yet determined the amount or timing of such additional funding. We may not be able to obtain required financing to implement our growth strategy. Any financing Synthetech obtains may dilute the ownership interests of our shareholders or increase our leverage and interest expense.

Contractual Obligations

The following table presents information regarding Synthetech’s known contractual obligations to third parties at March 31, 2006:

Payments Due by Period:

Contractual Obligations	Less Than 1 year	1 - 3 years	More Than 3 years	Total

Debt maturities	$117	$-	$-	$117
Operating lease obligations	11	9	-	20
Purchase obligations	695	-	-	695

	$823	$9	$-	$832

OFF-BALANCE SHEET ARRANGEMENTS

Synthetech has no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions identify forward-looking statements. In particular, statements regarding: future operating results, including anticipated revenue and potential large-scale customer orders; our ability to continue as a going concern and to absorb operating losses; improvements in the fine chemicals industry; expected revenue from and shipping dates for customer orders; implementation of our growth strategy, including the contributions of chemists in India, production of specialty resins, expansion of our processing capabilities, and our ability to finance our growth strategy; the conditions of the fine chemicals industry, including increasing competition from developing countries; costs for regulatory compliance and quality assurance; the status and progress of customer drug development efforts; results of international sales and distribution efforts; financing current and future capital expenditures and the amount of such expenditures; adequacy of our cash and cash reserves; our ability to liquidate market rate securities; and the effect of any change in foreign currency exchange rates are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Risks and uncertainties that could cause actual results to differ significantly from management’s expectations include: uncertainty regarding our ability to continue our operations; our limited financial and other resources; the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; higher than expected cash use, or inability to borrow funds under our credit facility or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors; industry cost factors and conditions; competition; government regulation; labor disputes; technological changes; international business risks; and other factors described in the section below entitled “Factors Affecting Future Results.” That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. Additional risks and uncertainties not presently known to Synthetech or that Synthetech currently deems immaterial also may impair our business or operations. If any of the following risks actually occur, Synthetech’s business, financial condition and operating results could be materially adversely affected. Synthetech does not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that Synthetech files from time to time with the Securities and Exchange Commission.

Factors Affecting Future Results

We Have Incurred Substantial Losses And Negative Cash Flow And Maybe Unable To Continue Our Operations. During the past three fiscal years, Synthetech has incurred a cumulative net loss of $13.7 million, including a $6.3 million non-cash charge for the impairment of property, plant and equipment in fiscal 2005. In fiscal 2006, 2005 and 2004, we incurred negative cash flow, including a decrease in marketable securities, of $1.1 million, $1.2 million and $1.6 million, respectively. At March 31, 2006, we had cash and cash equivalents and marketable securities of $2.0 million, compared to $3.1 million and $4.3 million at March 31, 2005 and 2004, respectively. In addition, due to low sales in fiscal 2006, our accounts receivable balance as of March 31, 2006 was only $467,000. Further significant negative cash flow will impair our ability to continue operations in their present form, if at all. Continuing losses, unanticipated expenses or our pursuit of strategic opportunities will require additional debt or equity financing. Any required financing may not be available when needed or on acceptable terms. If we were to raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders would be diluted, and these securities might have rights superior to those of our common stock. If we were to incur additional indebtedness, our interest expense and leverage would increase and debtors’ claims would take priority over any distributions to shareholders if we were to cease operations.

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

We Depend On A Small Number of Customers. A few Synthetech customers and their large-scale projects generally have accounted for the large majority of our revenue each year. We expect that this dependence will continue. During fiscal 2006, our top ten customers accounted for approximately 71% of our revenue. In fiscal 2006, four customers accounted for approximately 40% of our revenue. The loss of any key customer or the loss or termination of any large-scale project could significantly harm our operating results, financial condition and business.

Our Products Are Subject To Downward Price Pressure. As successful customer projects develop into larger volume orders, either during late-stage clinical trials, product pre-launch or for marketed products, Synthetech’s per unit price may decline. Additionally, the international fine chemicals industry, in which Synthetech is a niche participant, has been marked by overcapacity, resulting in downward pressure on pricing. Downward price pressure and resulting price declines could significantly decrease our gross margin if not offset by an increase in customer requirements.

The Loss Of Any Of Our Key Personnel Could Materially Adversely Affect Our Business. Synthetech’s success depends largely on its President and CEO, its Vice President of Finance and CFO, its Vice President of Operations, its Director of Business Development, its Director of Sales and Marketing, its Technical Director and other key employees, principally its scientists. Synthetech does not have key-man life insurance on any of these employees. If one or more of these key employees were to resign, the loss could result in delays to production, loss of sales and diversion of management resources. There is substantial competition for experienced technical, sales and marketing personnel in the fine chemicals industry and many of Synthetech's competitors have greater resources than Synthetech. If Synthetech is unable to retain its existing personnel, or attract and retain additional qualified personnel, it may from time to time experience inadequate levels of staffing which could have a material adverse effect on Synthetech. Our growth could be limited due to our lack of capacity to produce and market products to customers or we could experience a deterioration in customer service or decreased customer satisfaction.

We Face Increasing Competition. As the market for our products has continued to mature with multi-ton order sizes becoming more prevalent, the competition in our market sector has intensified. Current competition in the multi-kilo or smaller quantities of natural amino acid based products comes primarily from several European fine chemical companies. Multi-ton order sizes of these natural amino acid based products have begun to attract a wider group of domestic and international chemical companies. In the area of synthetic amino acid based products, we face competition on a selective product basis from fine chemical producers in Europe, Japan and the United States. Competition from companies in developing countries, such as India and China, is also emerging and management believes that this source of competition will continue to increase in the foreseeable future. Competitors with operations based in developing countries may benefit from a lower cost structure than similar operations based in developed countries such as the United States.

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

Our Property, Plant and Equipment May Become Further Impaired. As of March 31, 2006, the net book value of property, plant and equipment reported on our balance sheet was $4.0 million, or approximately 44% of shareholder’s equity. We perform a periodic assessment of the carrying value of our property, plant and equipment for potential impairment. If property, plant and equipment is determined to be impaired in the future we would reduce the book value of the applicable assets and record a corresponding charge to our results of operations. For example, during the fourth quarter of fiscal 2005 we recorded a property, plant and equipment impairment charge totaling $6.3 million. Please see Note E to the financial statements included herein.

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

Our Business Is Subject To Risks Associated With Doing Business Internationally. Sales to customers outside the United States accounted for approximately 52% of our net sales during fiscal 2006 and 26% and 25% for fiscal 2005 and 2004, respectively. We expect that international sales will continue to account for a significant percentage of net sales. Our business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence our ability to sell our products in international markets. In addition, sales of Synthetech's products is subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports into other countries in which our products may be sold. We are also subject to similar risks with respect to the importation of raw materials from foreign countries. Changes in these regulations could increase costs or prevent us from accessing materials necessary for our products.

We Operate From A Single Facility And Demand For Our Products May Not Match Our Manufacturing Capacity. As a manufacturer, Synthetech will continually face risks regarding the availability and costs of raw materials and labor, the potential need for additional capital equipment, increased maintenance costs, plant and equipment obsolescence and quality control. Other than contracted research and development resources in India, we utilize a single facility located in Albany, Oregon, which holds our manufacturing, administrative, research and development and all other facilities. We depend on our laboratories and manufacturing facilities for the continued operation of our business. A disruption in our production or distribution or damage to or destruction of our facility due to an earthquake, explosion or other event could have a material adverse effect on our financial results and business. Conversely, we may not have sufficient demand to efficiently utilize our capacity, which could also have a material adverse effect on our financial results.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts as of March 31, 2006.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index	Page

Report of Independent Registered Public Accounting Firm..........................................................................................	32

Financial Statements:

Balance Sheets as of March 31, 2006 and 2005..........................................................................................................	33

Statements of Operations for the years ended March 31, 2006, 2005 and 2004.........................................................	35

Statements of Shareholders’ Equity for the years ended March 31, 2006, 2005 and 2004........................................	36

Statements of Cash Flows for the years ended March 31, 2006, 2005 and 2004.......................................................	37

Notes to Financial Statements.....................................................................................................................................	38

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Synthetech, Inc.:

We have audited the accompanying balance sheets of Synthetech, Inc. as of March 31, 2006 and 2005, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Portland, Oregon
May 12, 2006, except for notes B and P,
      which are as of June 20, 2006

SYNTHETECH, INC.

BALANCE SHEETS

	March 31,	March 31,
	2006	2005

Assets

Current Assets
Cash and cash equivalents	$1,233,000	$1,828,000
Marketable securities	800,000	1,300,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	467,000	2,175,000
Inventories	3,599,000	3,354,000
Prepaid expenses	351,000	374,000

Total Current Assets	6,450,000	9,031,000

Property, Plant and Equipment, net	4,044,000	4,500,000

Total Assets	$10,494,000	$13,531,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

BALANCE SHEETS
(continued)

	March 31,	March 31,
	2006	2005

Liabilities and Shareholders' Equity

Current Liabilities:
Current portion of long term debt	$26,000	$26,000
Note payable	91,000	-
Accounts payable	906,000	488,000
Accrued compensation	160,000	151,000
Accrued termination benefits	212,000	-
Income taxes payable	-	180,000
Other accrued liabilities	11,000	11,000

Total Current Liabilities	1,406,000	856,000

Long term debt, net of current portion	-	26,000
Accrued termination benefits	-	87,000

Total Liabilities	1,406,000	969,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,522,000 and 14,470,000 shares	15,000	14,000
Paid-in capital	9,126,000	9,100,000
Retained earnings (accumulated deficit)	(53,000)	3,448,000

Total Shareholders' Equity	9,088,000	12,562,000

Total Liabilities and Shareholders' Equity	$10,494,000	$13,531,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF OPERATIONS
For The Year Ended March 31,	2006	2005	2004
Revenue	$5,819,000	$9,751,000	$10,540,000
Cost of revenue	6,413,000	8,890,000	9,831,000

Gross income (loss)	(594,000)	861,000	709,000

Research and development	943,000	659,000	719,000
Selling, general and administrative	2,249,000	2,309,000	1,872,000
Impairment charge property, plant and equipment	-	6,305,000	-

Operating loss	(3,786,000)	(8,412,000)	(1,882,000)

Interest income	113,000	49,000	32,000
Interest expense	(8,000)	(6,000)	(8,000)

Loss before income taxes	(3,681,000)	(8,369,000)	(1,858,000)

Income tax benefit	(180,000)	-	(70,000)

Net loss	$(3,501,000)	$(8,369,000)	$(1,788,000)

Net loss per common share:
Basic and diluted loss per share	$(0.24)	$(0.58)	$(0.12)

Weighted average shares outstanding:
Basic and diluted	14,476,800	14,459,642	14,365,670

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

	COMMON STOCK
	SHARES	AMOUNT	PAID-IN CAPITAL	DEFERRED COMPENSATION	RETAINED EARNINGS	TOTAL
Balance, March 31, 2003	14,339,000	$14,000	$8,991,000	$(58,000)	$13,605,000	$22,552,000

Net loss	-	-	-	-	(1,788,000)	(1,788,000)
Issuance of stock for the exercise
of stock options	86,000	-	107,000	-	-	107,000
Issuance of stock for purchases under
the Employee Stock Purchase Plan	27,000	-	19,000	-	-	19,000
Compensation on stock options granted	-	-	6,000	(6,000)	-	-
Reversal of compensation on stock
options cancelled / forfeited	-	-	(20,000)	20,000	-	-
Amortization of deferred compensation	-	-	-	17,000	-	17,000

Balance, March 31, 2004	14,452,000	$14,000	$9,103,000	$(27,000)	$11,817,000	$20,907,000

Net loss	-	-	-	-	(8,369,000)	(8,369,000)
Repurchase of common stock	(2,000)	-	(2,000)	-	-	(2,000)
Issuance of stock for purchases under
the Employee Stock Purchase Plan	20,000	-	14,000	-	-	14,000
Reversal of compensation on stock
options cancelled / forfeited	-	-	(15,000)	15,000	-	-
Amortization of deferred compensation	-	-	-	12,000	-	12,000

Balance, March 31, 2005	14,470,000	$14,000	$9,100,000	-	$3,448,000	$12,562,000

Net loss	-	-	-	-	(3,501,000)	(3,501,000)
Issuance of stock for purchases under
the Employee Stock Purchase Plan	11,000	-	5,000	-	-	5,000
Issuance of restricted stock awards	41,000	1,000	21,000	-	-	22,000

Balance, March 31, 2006	14,522,000	$15,000	$9,126,000	-	$(53,000)	$9,088,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
STATEMENTS OF CASH FLOWS

For The Year Ended March 31,	2006	2005	2004
Cash Flows From Operating Activities:
Net loss	$(3,501,000)	$(8,369,000)	$(1,788,000)
Adjustments to reconcile net loss to
Cash used in operating activities:
Impairment charge, property, plant & equipment	-	6,305,000	-
Depreciation expense	543,000	1,076,000	1,070,000
Loss on retirement of equipment	-	-	8,000
Restricted stock awarded to employees	22,000	-	-
Amortization of deferred compensation	-	12,000	17,000
Deferred income taxes	-	-	(70,000)
(Increase) decrease in assets:
Accounts receivable, net	1,708,000	(893,000)	(316,000)
Inventories	(245,000)	818,000	(140,000)
Prepaid expenses	225,000	47,000	29,000
Increase (decrease) in liabilities:
Accounts payable	418,000	(71,000)	(195,000)
Accrued compensation	9,000	(27,000)	56,000
Accrued termination benefits	125,000	35,000	29,000
Income taxes payable	(180,000)	-	-
Other accrued liabilities	-	(24,000)	(32,000)

Cash Used In Operating Activities	(876,000)	(1,091,000)	(1,332,000)

Cash Flows From Investing Activities:
Property, plant and equipment purchases	(87,000)	(87,000)	(420,000)

Cash Used In Investing Activities	(87,000)	(87,000)	(420,000)

Cash Flows From Financing Activities:
Purchase of marketable securities, available for sale	(1,300,000)	-	-
Sale of marketable securities, available for sale	1,800,000	-	-
Principal payments under long-term debt obligations	(26,000)	(24,000)	(21,000)
Repayment of note payable	(111,000)	-	-
Proceeds from stock purchase plan	5,000	14,000	19,000
Repurchase of common stock	-	(2,000)	-
Proceeds from stock option exercises	-	-	107,000

Cash Provided By (Used In) Financing Activities	368,000	(12,000)	105,000

Decrease in Cash and cash Equivalents	(595,000)	(1,190,000)	(1,647,000)
Cash and Cash Equivalents - Beginning of Year	1,828,000	3,018,000	4,665,000

Cash and Cash Equivalents - End of Year	$1,233,000	$1,828,000	$3,018,000

Non - Cash Financing Activities
Insurance premiums financed with note payable	$202,000	-	-
Cancellation / Forfeiture of stock options issued below fair value	-	$15,000	$20,000
Deferred compensation on stock options granted below fair value	-	-	$6,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.	GENERAL AND BUSINESS

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

The revenue Synthetech may generate in upcoming periods is uncertain. Without a stable source of adequate revenue or new debt or equity financing, Synthetech may be unable to continue operations. The accompanying financial statements do not include any adjustments that might result should Synthetech be unable to continue operations. Synthetech’s line of credit expired on March 31, 2006 and was not renewed by the bank. In June 2006, Synthetech entered into a new credit facility which is described in Note P to these financial statements. Synthetech has employment agreements in place with certain employees, which require severance payments to the employee if certain conditions surrounding termination are met.

Synthetech has reported significant operating losses during each of its last five fiscal years. During fiscal year 2006, Synthetech's working capital decreased $3.1 million, to $5.0 million as of March 31, 2006, compared to $8.2 million as of March 31, 2005. As of March 31, 2006, quick assets (i.e. cash and cash equivalents, marketable securities and accounts receivable) less current liabilities totaled $1.1 million. With this level of net quick assets, Synthetech will be unable to absorb significant operating losses. Synthetech believes that the amount it could realize upon disposition of its inventory outside the normal course of its operations would be significantly below the carrying value of its inventory as reflected in our financial statements.

As reported in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2005, Synthetech reduced the carrying value of its property, plant and equipment by $6.3 million to an estimated fair value of $4.5 million. The March 31, 2005 valuation of Synthetech’s property, plant and equipment was performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” and was derived from an appraisal based on orderly liquidation value. Synthetech performed a similar analysis pursuant to SFAS No. 144 during the fourth quarter of fiscal 2006. Synthetech determined that the carrying value of its property, plant and equipment was not in excess of fair value and no adjustment to carrying value was required.

Synthetech is pursuing various strategies to stabilize and expand its revenues. Please see Item 1 of this Form 10-K, Business – Growth Strategy.

Synthetech anticipates that it will require additional capital, which may be substantial, to implement certain elements of its growth strategy, although Synthetech has not yet determined the amount or timing of such additional funding. Synthetech may not be able to obtain required financing to implement its growth strategy or continue its operations.

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

Cash and cash equivalents consist of the following:

	March 31,	March 31,
	2006	2005

Cash	$291,000	$551,000
Cash equivalents	942,000	1,277,000
	$1,233,000	$1,828,000

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

At March 31, 2006, our investment in marketable securities, available-for-sale, included $800,000 of auction rate preferred shares. Our investments in these securities were recorded at cost, which approximates fair market value due to the investments variable interest rates, which typically reset every seven to 28 days based upon the results of an auction. As a result of the periodic adjustment in rates, we had no cumulative gross unrealized holding gains or losses or gross realized gains or losses from these securities. All income from our available-for-sale securities was recorded in interest income. Synthetech liquidated its positions in auction rate securities, at par, in May 2006.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of March 31, 2006 and 2005 was $15,000. For the three years ended March 31, 2006, Synthetech’s provision for credit losses was insignificant.

Concentrations of Credit Risk: Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months. Marketable securities are discussed above. Synthetech’s customers consist primarily of major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and cosmeceutical companies. Synthetech’s customers are primarily located in the United States and Western Europe. At March 31, 2006, four customers had accounts receivable balances of 21%, 15% and two at 11% of total accounts receivable. At March 31, 2005, three customers had accounts receivable balances of 42%, 18% and 13% of total accounts receivable. During fiscal 2006 and 2005 Synthetech’s ten largest customers accounted for 71% and 85% of revenue, respectively. Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

Synthetech’s significant operating losses triggered an assessment of the recoverability of our property, plant and equipment. During the fourth quarters of fiscal 2006 and 2005, Synthetech performed an analysis in accordance with SFAS No. 144 of its property, plant and equipment for potential impairment. Synthetech’s analysis conducted in the fourth quarter of fiscal 2006 concluded that the carrying value of the operating facility did not exceed its fair value. Synthetech’s analysis conducted in the fourth quarter of fiscal 2005 concluded that the carrying value of its operating facility exceeded its fair value and Synthetech recorded a charge for the impairment of buildings, machinery and equipment of $6.3 million. The items of property plant and equipment affected by the fiscal year 2005 charge for impairment are continuing to be used in Synthetech’s operations. Please see Note E to these financial statements.

Income Taxes: Synthetech accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carryforwards. Synthetech evaluates its deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely; Synthetech records a valuation allowance against deferred tax assets.

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

Loss Per Share: Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three years ended March 31, 2006, the weighted average shares used to compute diluted loss per share did not differ from the weighted average shares used to compute basic loss per share.

The following common stock equivalents were excluded from the dilutive loss per share computation because their effect would have been anti-dilutive:

	For the year ended March 31,
	2006	2005	2004

Common stock options outstanding	1,526,451	1,265,300	1,037,650

Supplemental cash flow disclosures are as follows:

Cash paid during the year for:

	For the year ended March 31,
	2006	2005	2004

Interest	$8,000	$6,000	$8,000

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

As permitted by SFAS No. 123, as amended by SFAS No. 148, Synthetech has elected to continue to apply the provisions of Accounting Principles Board or APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its 2005 Equity Incentive Plan or the 2005 plan and its 2000 Employee Stock Purchase Plan or ESPP. Synthetech is generally not required under APB Opinion No. 25 and related interpretations to recognize compensation expense in connection with its stock-based employee compensation plans. Synthetech is required by SFAS No. 123 to present, in the notes to its financial statements, the pro forma effects on reported net income and earnings per share as if compensation expense had been recognized based on the fair value method of accounting prescribed by SFAS No. 123. Compensation expense is recorded only if, on the date of grant, the current market price of the underlying stock exceeds the exercise price. Resulting compensation expense is recognized over the vesting period. Beginning in the first quarter of fiscal 2007, Synthetech will comply with Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS 123R), as discussed in this Note C to these financial statements.

If stock based compensation expense had been determined based on the grant date fair value as computed under the Black-Scholes option pricing model for awards in fiscal 2006, 2005 and 2004 in accordance with the provisions of SFAS No. 123, as amended, Synthetech’s net loss and loss per share would have increased to the pro forma amounts indicated below:

	For the year ended March 31,
	2006	2005	2004
Net loss, as reported	$(3,501,000)	$(8,369,000)	$(1,788,000)
Add: Stock compensation expense included in reported net loss	22,000	12,000	17,000
Stock compensation expense	(436,000)	(190,000)	(167,000)

Pro forma net loss	$(3,915,000)	$(8,547,000)	$(1,938,000)

Net loss per share:
Basic and Diluted – as reported	$(0.24)	$(0.58)	$(0.12)
Basic and Diluted – pro forma	$(0.27)	$(0.59)	$(0.13)

In calculating pro forma compensation, the fair value of each stock option grant and stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Stock Options			ESPP
For the year ended March 31,	2006	2005	2004	2006	2005	2004
Dividend yield	-	-	-	-	-	-
Risk-free interest rate	4.71%	3.92%	3.50%	2.62%	0.71%	0.82%
Expected volatility	64%	58%	50%	102%	65%	36%
Expected life (in years)	7.00	7.00	7.00	0.50	0.50	0.50

Weighted-average fair value of
options and purchase rights
granted:
At market value	$ 0.26	$ 1.00	$ 0.69	-	-	-
Below market value	-	-	$ 0.68	$ 0.29	$ 0.53	$ 0.22
All awards granted	$ 0.26	$ 1.00	$ 0.69	$ 0.29	$ 0.53	$ 0.22

The 2005 Plan authorizes the granting of restricted stock awards (RSAs), which are held by Synthetech until the terms and conditions of the specific award are satisfied. Except for the right of disposal, holders of RSAs have full shareholders’ rights during the period of restriction, including voting rights. There were 43,000 shares of restricted stock awarded to employees during the three months ended September 30, 2005, with a fair market value of $0.50 per share. As of March 31, 2006 all restrictions have been removed and the RSAs are free trading shares.

Effective March 29, 2006, Synthetech’s Board of Directors approved the vesting acceleration of all unvested, out-of-the-money stock options outstanding under Synthetech’s 2005 Plan. Vesting was accelerated for stock options that had exercise prices equal to or greater than $0.43 per share, which was the lowest grant price of any unvested option on March 29, 2006. In connection with the modification of the terms of these options to accelerate their vesting, approximately $205,000 was recorded as stock compensation expense on a pro forma basis in accordance with SFAS 123, and this amount is included in the proforma table above for the year ended March 31, 2006. This action was taken to reduce the impact of further compensation expense that Synthetech would otherwise be required to recognize in future Statements of Operations pursuant to SFAS 123R, which will be applicable for Synthetech in the first quarter of fiscal 2007.

For additional information on Synthetech’s employee benefit plans, see Note L to these financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS:

SFAS No. 123R.   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on transactions in which an entity obtains employee services in share based payment transactions.  This Statement requires measurement of the cost of employees services received in exchange for stock compensation based on the grant-date fair value of the employee stock options. Incremental compensation costs arising from subsequent modifications of awards after the grant date must be recognized.  Synthetech adopted this Statement on April 1, 2006 under the modified prospective method of application.  Under that method, Synthetech will recognize compensation costs for new grants of share-based awards and awards modified after the adoption date. As described immediately above in Note C to these financial statements, Synthetech accelerated the vesting of certain unvested options to minimize the recognition of compensation costs in future periods for all previously granted unvested awards.

SFAS No. 151. In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provision of SFAS No. 151, when applied, will have a material impact on our financial position, results of operations or cash flows.

NOTE D.	INVENTORIES

The major components of inventories are as follows:

	March 31,
	2006	2005
Finished products	$1,862,000	$1,870,000
Work-in-process	572,000	581,000
Raw materials	1,165,000	903,000
	$3,599,000	$3,354,000

NOTE E.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Depreciable Life	March 31,
	In Years	2006	2005
Land....................................................	-	$241,000	$241,000
Buildings.............................................	15 - 40	1,611,000	1,609,000
Machinery and equipment...................	5 - 17	2,276,000	2,199,000
Laboratory equipment.........................	5 - 17	1,012,000	1,011,000
Furniture and fixtures..........................	3 - 5	52,000	45,000
		5,192,000	5,105,000
Less:
Accumulated depreciation		(1,148,000)	(605,000)
		$4,044,000	$4,500,000

Synthetech’s significant operating losses triggered an assessment of the recoverability of our property, plant and equipment. During the fourth quarter of fiscal 2006 and 2005, Synthetech performed an analysis in accordance with SFAS No. 144 of its property, plant and equipment for potential impairment. Synthetech’s analysis conducted in the fourth quarter of fiscal 2006 concluded that the carrying value of the operating facility did not exceed its fair value. Synthetech’s analysis conducted in the fourth quarter of fiscal 2005 concluded that the carrying value of its operating facility exceeded its fair value and Synthetech recorded a charge for the impairment of buildings, machinery and equipment of $6.3 million. The items of property plant and equipment affected by the fiscal year 2005 charge for impairment are continuing to be used in Synthetech’s operations.

NOTE F.	INCOME TAXES

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

The benefit for income taxes in the accompanying statements of operations consist of the following:

	Year Ended March 31,
	2006	2005	2004
Current:
Federal	$(180,000)	$-	$-
State	-	-	-
	$(180,000)	$-	$-
Deferred:
Federal	-	-	(70,000)
State	-	-	-
	$-	$-	$(70,000)

	$(180,000)	$-	$(70,000)

Significant components of Synthetech’s deferred tax assets and liabilities at March 31, 2006 and 2005 are as follows:

	March 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$4,319,000	$2,870,000
Fixed asset impairment	2,523,000	2,523,000
Inventory	81,000	103,000
Accrued compensation	54,000	48,000
Accrued termination benefits	85,000	35,000
Other	21,000	19,000
Valuation allowance	(5,306,000)	(3,890,000)
Total net deferred tax assets	$1,777,000	$1,708,000

Deferred tax liabilities:
Depreciation	(1,777,000)	(1,708,000)
Total deferred tax liabilities	(1,777,000)	(1,708,000)

Deferred taxes, net	$-	$-

Based on Synthetech’s recent history of losses and managements evaluation of available tax planning strategies and the scheduled reversal of temporary differences, Synthetech has concluded that it is more likely than not Synthetech will be unable to recognize all of its deferred tax assets.

The reconciliation between the effective tax rate (benefit) and the statutory federal income tax rate (benefit) is as follows:

	For the Year Ended March 31,
	2006	2005	2004
Statutory federal tax rate (benefit)	(34.0%)	(34.0%)	(34.0%)
State taxes, net of federal tax (benefit)	(4.4)	(4.4)	(4.4)
Deferred tax valuation allowance	38.4	38.4	34.2
Other	(4.9)	-	0.4
Effective tax rate (benefit)	(4.9)	-	(3.8%)

As of March 31, 2006, Synthetech had gross federal and state of Oregon net operating loss carryforwards of approximately $10,300,000 and $13,700,000, which will expire beginning in fiscal 2023 and 2016, respectively.

NOTE G.	LINE OF CREDIT

Synthetech’s bank line of credit expired on March 31, 2006 and was not renewed. Synthetech has not borrowed under the line of credit during fiscal 2006 or prior years.

In June 2006, Synthetech entered into a new credit facility with a finance company. Please see Note P to these financial statements for further information about this credit facility.

NOTE H.	NOTE PAYABLE

In November 2005, Synthetech entered into a commercial premium finance agreement to finance annual premiums for certain of its insurance policies. The amount financed was $202,000. Payments consist of nine monthly installments of $23,000, including interest at 6.84%. The final payment is due August 2006. The amount outstanding under this finance agreement as of March 31, 2006 was $91,000.

NOTE I.	ACCRUED TERMINATION BENEFITS

In accordance with an employment agreement between Synthetech and Synthetech’s President and Chief Executive Officer, upon termination of employment, the former executive is to receive one year of base salary and healthcare benefits, to be paid in twelve monthly installments. An estimate of the amount to be paid under this agreement, $212,000, is reported as a current liability on Synthetech’s March 31, 2006 balance sheet.

NOTE J.	LONG TERM DEBT

In 1997, Synthetech entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with Synthetech’s plant expansion. The note bears interest of 9.0% per annum and is due in monthly installments of $2,459 through February 2007. The note is secured by Synthetech’s property, plant and equipment. The remaining balance of the note payable was $26,000 and $52,000, as of March 31, 2006 and 2005, respectively.

NOTE K.	SHAREHOLDERS' EQUITY

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

NOTE L.	EMPLOYEE BENEFIT PLANS

401(k) Profit Sharing Plan

Synthetech established a 401(k) Profit Sharing Plan on April 1, 1992. This plan is offered to eligible employees, who may elect to contribute up to 20% of compensation and includes a company matching contribution. Synthetech’s matching contribution is $0.50, $0.75 or $1.00 for each $1.00 contributed, up to 10% of compensation depending on the employee's length of service with Synthetech. Synthetech’s matching contribution becomes fully vested for each employee after 5 years of employment. Synthetech matching contributions for fiscal 2006, 2005 and 2004 were $118,000, $104,000 and $119,000, respectively.

Employee Stock Purchase Plan

In July 2000, Synthetech established an employee stock purchase plan (or ESPP) for the benefit of its employees. The plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Synthetech’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 15 percent of an employee’s eligible compensation, up to a maximum of $15,000, in any plan year. Shares issued under the ESPP were

11,000 for fiscal 2006, 20,000 for fiscal 2005 and 27,000 for fiscal 2004. In February 2006, the Board of Directors suspended operations of the ESPP until further notice. At March 31, 2006, there were 82,727 shares reserved for future issuance under the ESPP.

Stock Options

Synthetech grants options to employees and non-employee directors to purchase shares of its common stock, at future dates, at the fair market value (and occasionally in the past, below the fair market value) on the date of grant. Options generally vest 25% each year and are 100% vested after four years from the beginning of the fiscal year in which the options are granted. However, some options vest immediately and other options vest over two years or five years of service. Effective March 29, 2006, the Board of Directors approved the vesting acceleration of all unvested, out-of-the-money stock options outstanding under Synthetech’s Plans. Please see Note C to these financial statements for further information regarding the acceleration of the vesting schedules on granted and outstanding stock options. All Options expire ten years from the date of grant. Synthetech had 536,799 shares available for grant as of March 31, 2006.

Stock option activity was as follows for the periods indicated:

	For the year ended March 31,
	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Beginning balance	1,265,300	$ 1.71	1,037,650	$ 1.70	1,078,850	$ 1.80
Granted	434,500	$ 0.40	270,450	$ 1.62	205,000	$ 1.19
Exercised	-	-	-	-	(86,700)	$ 1.25
Cancelled	(173,349)	$ 1.61	(42,800)	$ 1.66	(159,500)	$ 1.95
Ending balance	1,526,451	$ 1.34	1,265,300	$ 1.71	1,037,650	$ 1.70

Options exercisable
At year-end	1,526,451	$ 1.34	792,704	$ 1.72	648,725	$ 1.80

The following table summarizes information with respect to options outstanding and options exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Exercise Price Range	Shares	Price	Life	Shares	Price
$0.16 - $0.92 ...............	490,875	$ 0.44	9.4	490,875	$ 0.44
$1.08 - $1.82 ...............	782,301	$ 1.55	6.2	782,301	$ 1.55
$2.07 - $2.50 ..................	191,475	$ 2.09	6.0	191,475	$ 2.09
$3.13 - $4.56 ...............	61,800	$ 3.63	4.0	61,800	$ 3.63

	1,526,451	$ 1.34	7.1	1,526,451	$ 1.34

NOTE M.	SEGMENT INFORMATION; SIGNIFICANT CUSTOMERS; FOREIGN SALES

Synthetech operates in one business segment for the development and production of amino acid derivatives, specialty amino acids, peptide fragments, specialty resins and proprietary custom chiral intermediates. Long-lived assets, other than in the United States, are not material.

Significant Customers: During fiscal 2006, one customer accounted for approximately 16%, of Synthetech’s revenue. During fiscal 2005, three customers accounted for an aggregate of approximately 47% of Synthetech’s revenue. During fiscal 2004, two customers each accounted for approximately 25% of revenue.

The following table reflects sales and percent of total sales by geographic area:
	For the year ending March 31,
	2006		2005		2004
United States	$2,798,000	48.1%	$7,180,000	73.6%	$7,954,000	75.5%
Europe	2,908,000	50.0	2,456,000	25.2	2,508,000	23.8
Japan	30,000	0.5	80,000	0.8	30,000	0.2
Other	83,000	1.4	35,000	0.4	48,000	0.5

Total	$5,819,000	100%	$9,751,000	100%	$10,540,000	100%

NOTE N.	RELATED PARTY TRANSACTIONS

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts, and, until May 31, 2005, had engaged David Clarke, a former Director, to assist with Synthetech’s marketing and strategic development efforts. Aggregate fees and expenses incurred by Synthetech under these arrangements during fiscal 2006 were $95,000.

In February 2006, the Board of Directors established a Strategic Development Committee and appointed Dr. Daniel Fagan, Chairman of the Board, as the sole committee member. Dr. Fagan receives a monthly retainer of $10,000. Committee fees incurred by Synthetech under this arrangement during fiscal 2006 were $20,000. Upon his appointment he was also awarded a fully vested option to purchase 50,000 shares of Synthetech common stock at an exercise price of $0.48 per share.

NOTE O.	SYNTHETECH COMMON STOCK DELISTED BY NASDAQ

On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market due to noncompliance with Nasdaq’s minimum bid price requirement. Synthetech’s common stock is currently reported on the over-the-counter market on the Pink Sheets under the symbol NZYM.PK.

NOTE P.	SUBSEQUENT EVENT

In June 2006, Synthetech entered into a new credit facility with a finance company. The credit facility provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less. Interest is payable at prime plus 3%, plus a monthly collateral management fee of

0.25% of the outstanding loan balance. The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $5,000 which is reduced by interest charges and the collateral management fee. The agreement will be collateralized by cash, cash equivalents, marketable securities, accounts receivable, inventory and property, plant and equipment. The pending credit facility contains no financial covenants and is expected to have a term of one year.

Supplementary Financial Data (unaudited)

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2006 is as follows:

	Year Ended March 31, 2006
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$ 1,194	$ 1,054	$ 1,736	$ 1,835
Gross income (loss)	(339)	(268)	(33)	46
Operating loss	(1,102)	(1,135)	(837)	(712)
Net loss (1)	(1,082)	(1,081)	(640)	(698)
Basic and diluted loss per share (2)	$ (0.07)	$ (0.07)	$ (0.04)	$ (0.05)

	Year Ended March 31, 2005
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$ 2,741	$ 2,531	$ 1,181	$ 3,298
Gross income (loss)	270	575	(494)	510
Operating loss (3)	(419)	(111)	(1,283)	(6,599)
Net loss (3)	(412)	(103)	(1,267)	(6,587)
Basic and diluted loss per share (2), (3)	$ (0.03)	$ (0.01)	$ (0.09)	$ (0.46)

(1) During the third quarter of fiscal 2006, Synthetech determined that the amount it was carrying in income tax payable was no longer necessary due to the resolution of a contingency. Accordingly, Synthetech reported $180,000 as an income tax benefit.

(2) As a result of rounding and shares issued during the year, earnings per share for the year’s four quarters, which are based on weighted average shares outstanding during each quarter, may not equal the annual earnings per share, which is based on the weighted average shares outstanding during the year.

(3) The fourth quarter of fiscal 2005 includes a $6.3 million charge for the impairment of property, plant and equipment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that Synthetech’s disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the fourth quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Synthetech’s Chief Executive Officer and Chief Financial Officer do not expect that our disclosure controls and internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer and our principal financial officer have determined that they are effective in doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Synthetech have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple mistake or error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required about Synthetech's executive officers by this Item is included in Item 1 of this report under the caption "Executive Officers of the Registrant." The remaining information required by this item will be included in Synthetech's Proxy Statement for its 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will be included in Synthetech's Proxy Statement for its 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

During fiscal 2006, Synthetech maintained three equity compensation plans: the 2000 Stock Incentive Plan (the “2000 Plan”), the 2000 Employee Stock Purchase Plan (the “ESPP”) and the 2005 Equity Incentive Plan (the “2005 Plan; and with the 2000 Plan and the ESPP, the “Plans”). In February 2006, the Board of Directors suspended operations of the ESPP until further notice. We do not have any equity compensation plans that have not been approved by our shareholders. The following table summarizes information about equity awards under the Plans as of March 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,526,451	$1.34	619,526 (1)
Equity compensation plans not approved by security holders	-	n/a	-

(1)

Includes 536,799 shares available for issuance under the 2005 Plan and the Stock Option Plan and 82,727 shares available for issuance under the ESPP. Shares previously available for issuance under our 2000 Plan were rolled in to our 2005 Plan upon its approval by our shareholders on August 11, 2005.

The additional information required by this Item 12 will be included in Synthetech’s Proxy Statement for its 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 will be included in Synthetech's Proxy Statement for its 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in Synthetech's Proxy Statement for its 2006 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2006.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)   FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
The information required by these Items is included under Item 8 of this Report.
(a)(3)   EXHIBITS.
The following documents are filed as part of this Annual Report on Form 10-K and this list is intended to constitute the exhibit index:

Exhibit

 No.                                                           Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).

3.2	Bylaws, as amended (incorporated by reference to Synthetech’s Current Report on Form 8-K dated February 15, 2006).

4	Rights Agreement, (incorporated by reference to Synthetech’s Registration Statement on Form 8-A (File No. 000-12992) filed on July 24, 1998).

10.1 †	1995 Incentive Compensation Plan, as amended (incorporated by reference to Synthetech’s Tender Offer Statement on Schedule TO (File No. 005-36505) filed on June 15, 2001).

10.2 †	Form of employment contract entered into by Mr. M. Sreenivasan (incorporated by reference to Synthetech’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997).

10.3 †	2000 Stock Incentive Plan (incorporated by reference to Synthetech’s Tender Offer Statement on Schedule TO (File No. 005-36505) filed on June 15, 2001).

10.4 †	Employment Agreement dated January 13, 2006 between Synthetech, Inc. and Gary Weber (incorporated by reference to Synthetech’s Current Report on Form 8-K dated January 20, 2006).

10.5 †	Employment Agreement dated January 13, 2006 between Synthetech, Inc. and Joel Melka (incorporated by reference to Synthetech’s Current Report on Form 8-K dated January 20, 2006).

10.6†

Independent Contractor Agreement entered into as of February 1, 2005 between Synthetech and David R. Clarke and related Stock Option Grant Notice and Agreement (incorporated by reference to Synthetech’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004).

10.7

Loan Modification Agreement dated as of June 27, 2005 between Synthetech, Inc. and Silicon Valley Bank (incorporated by reference to Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).

10.8	Third Amendment to the Loan and Security Agreement with Silicon Valley Bank dated January 6, 2006 (incorporated by reference to Synthetech’s Current Report on Form 8-K dated January 10, 2006).

10.9†	Summary of Non-Employee Director Compensation.

10.10†

2005 Equity Incentive Plan (incorporated by reference to Synthetech’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders held on August 11, 2005 (filed on July 7, 2005)).

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

__________________________

† Management contract or compensatory plan.

(b)	See (a)(3) above.

(c)	See (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2006	SYNTHETECH, INC. By /s/ M. “Sreeni” Sreenivasan M. “Sreeni” Sreenivasan President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ M. “Sreeni” Sreenivasan M. “Sreeni” Sreenivasan	President, Chief Executive Officer (Principal Executive Officer) and Board Member	June 21, 2006
/s/ Gary A. Weber Gary A. Weber	Vice President Finance and Administration, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer)	June 21, 2006
/s/ Daniel T. Fagan Daniel T. Fagan	Chairman of the Board of Directors	June 15, 2006
/s/ Paul C. Ahrens Paul C. Ahrens	Director	June 15, 2006
/s/ Howard L. Farkas Howard L. Farkas	Director	June 15, 2006
/s/ Hans C. Noetzli Hans C. Noetzli	Director	June 12, 2006
/s/ Charles B. Williams Charles B. Williams	Director	June 15, 2006