Form 10-Q
period 2006-06-30
SYNTHETECH INC
filed 2006-08-11
CIK 749290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class: Common Stock, $0.001 par value

Shares outstanding as of July 31, 2006: 14,521,614

SYNTHETECH, INC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

CONDENSED BALANCE SHEETS
	(unaudited)

	June 30,	March 31,
	2006	2006

Assets

Current Assets
Cash and cash equivalents	$613,000	$1,233,000
Marketable securities	-	800,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,228,000	467,000
Inventories	4,369,000	3,599,000
Prepaid expenses	226,000	351,000

Total Current Assets	6,436,000	6,450,000

Property, Plant and Equipment, net	3,942,000	4,044,000

Total Assets	$10,378,000	$10,494,000

SYNTHETECH, INC.

CONDENSED BALANCE SHEETS
(continued)
	(unaudited)

	June 30,	March 31,
	2006	2006

Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit	$425,000	$-
Current portion of long term debt	19,000	26,000
Note payable	23,000	91,000
Accounts payable	1,146,000	906,000
Accrued compensation	177,000	160,000
Accrued termination benefits	212,000	212,000
Deferred revenue	70,000	-
Other accrued liabilities	3,000	11,000

Total Current Liabilities	2,075,000	1,406,000

Shareholders' Equity:
Common stock, $.001 par value; 100,000,000 shares
authorized, 14,522,000 shares issued and outstanding
at June 30, 2006 and March 31, 2006	15,000	15,000
Paid-in capital	9,126,000	9,126,000
Retained earnings (accumulated deficit)	(838,000)	(53,000)

Total Shareholders' Equity	8,303,000	9,088,000

Total Liabilities and Shareholders' Equity	$10,378,000	$10,494,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

Three Months Ended June 30,	2006	2005

Revenue	$1,743,000	$1,194,000
Cost of revenue	1,698,000	1,533,000

Gross income (loss)	45,000	(339,000)

Research and development	330,000	192,000
Selling, general and administrative	510,000	571,000
Total operating expense	840,000	763,000

Operating loss	(795,000)	(1,102,000)

Interest income	12,000	21,000
Interest expense	(2,000)	(1,000)

Loss before income taxes	(785,000)	(1,082,000)

Income taxes	-	-

Net loss	$(785,000)	$(1,082,000)

Net loss per common share:
Basic and diluted loss per share	$(0.05)	$(0.07)

Weighted average shares outstanding:
Basic and diluted	14,521,614	14,469,772

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Three Months Ended June 30,	2006	2005

Cash Flows From Operating Activities:
Net loss	$(785,000)	$(1,082,000)
Adjustments to reconcile net loss to
cash used in operating activities:
Depreciation expense	135,000	137,000
(Increase) decrease in assets:
Accounts receivable, net	(761,000)	1,609,000
Inventories	(770,000)	(48,000)
Prepaid expenses	125,000	103,000
Increase (decrease) in liabilities:
Accounts payable	240,000	(31,000)
Accrued compensation	17,000	14,000
Accrued termination benefits	-	9,000
Deferred revenue	70,000	-
Other accrued liabilities	(8,000)	18,000
Cash Provided By (Used In) Operating Activities	(1,737,000)	729,000

Cash Flows From Investing Activities:
Property, plant and equipment purchases	(33,000)	(27,000)
Cash Used In Investing Activities	(33,000)	(27,000)

Cash Flows From Financing Activities:
Sale of marketable securities, available for sale	800,000	-
Proceeds from line of credit	425,000	-
Principal payments under long-term debt obligations	(7,000)	(7,000)
Repayment of note payable	(68,000)	-
Cash Provided By (Used In) Financing Activities	1,150,000	(7,000)

Increase (Decrease) in Cash and Cash Equivalents	(620,000)	695,000
Cash and Cash Equivalents – Beginning of Year	1,233,000	1,828,000

Cash and Cash Equivalents – End of Year	$613,000	$2,523,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Information as of June 30, 2006 and for the three-month

periods ended June 30, 2006 is unaudited)

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

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading. Synthetech’s management suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2006.

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

The revenue Synthetech may generate in upcoming periods is uncertain. Without a stable source of adequate revenue or new debt or equity financing, Synthetech may be unable to continue operations. The accompanying financial statements do not include any adjustments that might result should Synthetech be unable to continue operations. Synthetech’s line of credit expired on March 31, 2006 and was not renewed by the bank. In June 2006, Synthetech entered into a new credit facility which is described in Note H to these condensed financial statements. Synthetech has employment agreements in place with certain employees, which require severance payments to the employee if certain conditions surrounding termination are met.

Synthetech has reported significant operating losses during each of its last five fiscal years and the quarter ended June 30, 2006. During the quarter ended June 30 2006, Synthetech's working capital decreased $683,000, to $4.4 million as of June 30, 2006, compared to $5.0 million as of March 31, 2006. As of June 30, 2006, current liabilities exceeded quick assets (i.e. cash and cash equivalents and accounts receivable) by $234,000. With this level of net quick assets, Synthetech is unable to absorb any significant future operating losses. Synthetech believes that the amount it could realize upon disposition of its inventory outside the normal course of its operations would be significantly below the carrying value of its inventory as reflected in our financial statements.

As discussed in Note G below, Synthetech reduced the carrying value of its property, plant and equipment by $6.3 million to an estimated fair value of $4.5 million as of March 31, 2005 based on a valuation performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Synthetech performed a similar analysis pursuant to SFAS No. 144 during the fourth quarter of fiscal 2006 and determined that the carrying value of its property, plant and equipment was not in excess of fair value and no adjustment to carrying value was required.

Synthetech is pursuing various strategies to stabilize and expand its revenues. Please refer to Item 2 of this Quarterly Report on Form 10-Q, “Management Discussion and Analysis of Financial Condition and Results of Operations – Growth Strategy.”

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

Cash and cash equivalents consist of the following:

	June 30,	March 31,
	2006	2006

Cash	$51,000	$291,000
Cash equivalents	562,000	942,000
	$613,000	$1,233,000

Marketable Securities, Available-for-Sale: In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities would be included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At March 31, 2006, our investment in marketable securities, available-for-sale, included $800,000 of auction rate preferred shares. Our investments in these securities were recorded at cost, which approximated fair market value due to the investments variable interest rates, which typically reset every seven to 28 days based upon the results of an auction. As a result of the periodic adjustment in rates, we had no cumulative gross unrealized holding gains or losses or gross realized gains or losses from these securities. All income from our available-for-sale securities was recorded in interest income. Synthetech liquidated its positions in these securities, at par, in May 2006.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of June 30, 2006 and March 31, 2006 was $15,000.

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

Income Taxes: Synthetech accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carryforwards. Synthetech evaluates its deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, Synthetech records a valuation allowance against deferred tax assets.

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

Stock-Based Compensation: Effective April 1, 2006, Synthetech adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123(R)”) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Synthetech recognizes these compensation costs net of actual forfeiture over the requisite service period of the award, which is generally the vesting term of three to five years for stock options.

Prior to the adoption of SFAS No. 123(R), Synthetech measured compensation expense for its employee and director stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (“APB No. 25”). Synthetech applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as if the fair-value based method had been applied in measuring compensation expense. Under APB Opinion No. 25, compensation expense was recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Resulting compensation expense was recognized over the vesting period. Refer to Note K to these condensed financial statements for a further discussion of stock-based compensation.

NOTE D.	LOSS PER SHARE

The shares used in the computation of Synthetech’s basic and diluted loss per share are as follows:

	Three Months Ended June 30,
Weighted average common shares outstanding:	2006	2005

Basic	14,521,614	14,469,772
Effect of stock options	-	-
Diluted	14,521,614	14,469,772

Synthetech has excluded all outstanding stock options from the calculation of diluted loss per share for the three months ended June 30, 2006 and 2005 because the effect would have been anti-dilutive. The number of stock options outstanding and not included in the calculation of diluted loss per share was 1,521,800 and 1,236,653 at June 30, 2006 and 2005, respectively.

NOTE E.	STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended June 30,
	2006	2005

Interest	$2,000	$1,000

NOTE F.	INVENTORIES

The major components of inventories are as follows:

	June 30,	March 31,
	2006	2006
Finished products	$1,836,000	$1,862,000
Work-in-process	1,324,000	572,000
Raw materials	1,209,000	1,165,000

	$4,369,000	$3,599,000

NOTE G.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Depreciable Life	June 30,	March 31,
	In Years	2006	2006
Land	-	$241,000	$241,000
Buildings	15 - 40	1,611,000	1,611,000
Machinery and equipment	5 - 17	2,278,000	2,276,000
Laboratory equipment	5 - 17	1,012,000	1,012,000
Furniture and fixtures	3 - 5	56,000	52,000
Construction in process	-	27,000	-
		5,225,000	5,192,000

Less:
Accumulated depreciation		(1,283,000)	(1,148,000)

		$3,942,000	$4,044,000

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

NOTE H.	LINE OF CREDIT

In June 2006, Synthetech entered into a new credit facility with a finance company. The credit facility provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less. Interest is payable at prime plus 3%, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $5,000 which is reduced by interest charges and the collateral management fee. The agreement is collateralized by cash, cash equivalents, marketable securities, accounts receivable, inventory and property, plant and equipment. The credit facility contains no financial covenants and is scheduled to terminate in June 2007.

NOTE I.	NOTE PAYABLE

In November 2005, Synthetech financed $202,000 of annual premiums for certain of its insurance policies. Payments under the financing consist of nine monthly installments of $23,000, including interest at an annual rate of 6.84%. The final payment is due August 2006. The amount outstanding under this finance agreement as of June 30, 2006 was $23,000.

NOTE J.	ACCRUED TERMINATION BENEFITS

In accordance with an employment agreement between Synthetech and Synthetech’s President and Chief Executive Officer, upon termination of employment, the former executive is to receive one year of base salary and healthcare benefits, to be paid in twelve monthly installments. An estimate of the amount to be paid under this agreement, $212,000, is reported as a current liability on Synthetech’s June 30, 2006 balance sheet.

NOTE K.	EQUITY-BASED COMPENSATION

Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the “2005 Plan”) and its Employee Stock Purchase Plan (the “ESPP”). Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan. Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant. Options generally vest in equal annual installments over four years from the date of grant although individual options may have different vesting terms. All options expire no later than ten years from the date of grant. As of June 30, 2006, 541,450 shares were available for issuance under the 2005 Plan. Synthetech's policy is to issue new shares reserved under the 2005 Plan upon exercise of stock options or grant of other equity awards. In February 2006, the Board of Directors suspended the operation of the ESPP until further notice. As of June 30, 2006, there were 82,727 shares reserved for future issuance under the ESPP. During the three months ended June 30, 2006 and 2005, Synthetech did not grant any equity-based compensation and did not recognize any equity-based compensation costs in its condensed statements of operations.

Effective March 29, 2006, Synthetech’s Board of Directors approved the vesting acceleration of all unvested, out-of-the-money stock options outstanding under Synthetech’s 2005 Plan. Vesting was accelerated for stock options that had exercise prices equal to or greater than $0.43 per share, which was the lowest grant price of any unvested option on March 29, 2006. In connection with the modification of the terms of these options to accelerate their vesting, approximately $205,000 was recorded as stock compensation expense on a pro forma basis in accordance with SFAS 123. This action was taken to reduce the impact of further compensation expense that Synthetech would otherwise be required to recognize in future Statements of Operations pursuant to SFAS 123R, which became applicable for Synthetech on April 1, 2006. Synthetech’s Board of Director’s also believes that the acceleration may have a positive effect on employee morale, retention, and the perception of option value.

A summary of the changes in stock options outstanding under Synthetech’s equity-based compensation plans during the three months ended June 30, 2006 is presented below:

	Number	Weighted Average	Weighted Average	Aggregate
	of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term (years)	Value

Options outstanding, March 31, 2006	1,526,451	$1.34	7.1
Granted	-	-	-
Exercised	-	-	-	-
Canceled	4,651	$1.78
Options outstanding, June 30, 2006	1,521,800	$1.34	6.9	$17,000

Options exercisable, June 30, 2006	1,521,800	$1.34	6.9	$17,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of its first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had vested option holders exercised their options on June 30, 2006. This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of June 30, 2006, there was $0 of unrecognized compensation cost related to nonvested stock options or other forms of equity-based compensation.

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

Prior to April 1, 2006, Synthetech followed the disclosure-only provisions of SFAS NO. 123, as amended. The following table illustrates the effect on net income and earnings per share for the three months ended June 30, 2006 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Synthetech’s equity-based compensation plans for the three months ended June 30, 2005. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Synthetech had recognized the expense of equity programs in the statement of operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes, if any.

Three Months Ended
June 30, 2005

Net loss, as reported	$(1,082,000)
Add: Stock-based employee compensation expense included in reported net loss	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(28,000)

Pro forma net loss	$(1,110,000)

Net loss per share:
Basic and Diluted – as reported	$(0.07)
Basic and Diluted – pro forma	$(0.08)

In calculating pro forma compensation, the fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option pricing model and weighted average assumptions for dividend yield, expected volatility, risk-free interest rate and expected life. No stock options or ESPP shares were granted during the three months ended June 30, 2005.

NOTE L.	SYNTHETECH COMMON STOCK DELISTED BY NASDAQ

On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market due to noncompliance with Nasdaq’s minimum bid price requirement. Synthetech’s common stock is currently traded on the Pink Sheets under the symbol NZYM.PK.

NOTE M.	RELATED PARTY TRANSACTIONS

In February 2006, the Board of Directors established a Strategic Development Committee and appointed Dr. Daniel Fagan, Chairman of the Board, as the sole committee member. Dr. Fagan receives a monthly retainer of $10,000. Committee fees and expenses incurred by Synthetech under this arrangement during the first quarter of fiscal 2007 were $31,000.

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts, and, until May 31, 2005, had engaged David Clarke, a former Director, to assist with Synthetech’s marketing and strategic development efforts. Aggregate fees and expenses incurred by Synthetech under these arrangements during the first quarter fiscal 2007 and 2006 were $1,000 and $58,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding: our future performance and operating results, including cash flow from operations for fiscal 2006 and our ability to continue as a going concern and to absorb operating losses; expected revenue from and shipping dates for customer orders; implementation of our growth strategy, including production of specialty resins as a result of our acquisition of Colorado Biotechnology Associates, Incorporated, expansion of our processing capabilities and our ability to finance our growth strategy; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress, including filings and filing dates related to the approval process; financing our current and future capital expenditures and the amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally generated funds will be adequate to operate our business; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertainty regarding our ability to continue our operations; the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors; industry cost factors; competition; government regulation; labor disputes; technological change; and international business risks. Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Synthetech's Ability to Continue as a Going Concern

The revenue Synthetech may generate in upcoming periods remains uncertain. Without a stable source of adequate revenue or additional debt or new equity financing, Synthetech may be unable to continue operations. The accompanying financial statements do not include any adjustments that might result should Synthetech be unable to continue operations. Synthetech’s line of credit expired on March 31, 2006 and was not renewed by the bank. In June 2006, Synthetech entered into a new credit facility which is described in Note H to the accompanying condensed financial statements. Synthetech has employment agreements in place with certain employees, which require severance payments to the employee if certain conditions surrounding termination are met.

Synthetech has reported significant operating losses during each of its last five fiscal years and the quarter ended June 30, 2006. During the quarter ended June 30 2006, Synthetech's working capital decreased $683,000, to $4.4 million as of June 30, 2006, compared to $5.0 million as of March 31, 2006. As of June 30, 2006, current liabilities exceeded quick assets (i.e. cash and cash equivalents, marketable securities and accounts receivable) by $234,000. With this level of net quick assets, Synthetech is unable to absorb any significant future operating losses. Synthetech believes that the amount it could realize upon disposition of its inventory outside the normal course of its operations would be significantly below the carrying value of its inventory as reflected in our financial statements.

Synthetech’s fiscal 2006 annual financial statements were audited by an Independent Registered Public Accounting Firm. The resulting audit report contains an explanatory paragraph regarding Synthetech’s ability to continue as a going concern.

Business Conditions

With recent large-scale orders for repeat projects, Synthetech’s backlog as of July 31, 2006 exceeded $5 million. We expect that a large portion of the July 31, 2006 customer order backlog will ship during fiscal 2007. The increase in the backlog relates to two new and one continuing large-scale projects and various medium sized orders from a variety of customers. The increase in large order inquiries and resulting order activity is a meaningful improvement compared to the market environment Synthetech encountered during most of fiscal 2006.

Revenue in the first quarter of fiscal 2007 was $1.7 million, which was significantly below the level of revenue required for Synthetech to operate profitably. Revenue for the quarter was adversely impacted by difficulties in developing manufacturing processes for new products and the timing of customer shipments.

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

•

Expand Research and Development Capabilities and Small-scale manufacturing. The new product development sector of the pharmaceutical industry remains active, and Synthetech is participating in a variety of early-stage projects, which traditionally have been the source for its future large-scale projects. Expansion of our R&D resources will enable us to continue to participate actively in early-stage projects and increase the potential business within our core area of expertise.

In October 2005, we supplemented our domestic R&D capabilities by engaging a division of an Indian pharmaceutical company to provide contract research and manufacturing under an agreement that terminates in August 2006. Synthetech has decided that it will no longer engage this partner on a monthly basis but it will be more efficient to access lab and small-scale manufacturing services from this partner on a project by project basis.

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

	Three Months
	Ended June 30,
	2006	2005

Revenue	100.0%	100.0%
Cost of revenue	97.4	128.4

Gross income (loss)	2.6	(28.4)

Research and development	18.9	16.1
Selling, general and administrative	29.3	47.8

Total operating expenses	48.2	63.9

Operating loss	(45.6)	(92.3)

Interest income	0.7	1.7
Interest expense	0.1	-

Loss before income taxes	(45.0)	(90.6)

Income taxes	-	-

Net loss	(45.0)%	(90.6)%

Revenue

Revenue of $1.7 million in the first quarter of fiscal 2007 increased by $549,000, or 46%, from revenue of $1.2 million in the first quarter of fiscal 2006.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter to quarter revenue. Large-scale projects did not contribute to revenue during the first quarter of fiscal 2007.

Revenue from large-scale customer projects was $249,000 during the first quarter of fiscal 2006. Large-scale project revenue during the first quarter of fiscal 2006 was comprised of small to moderate shipments in support of three continuing customer projects.

The first quarter of fiscal 2007 benefited from an increase in revenue from a variety of small-scale projects. The market environment for smaller customer projects is very active. While generally individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers. Synthetech’s large-scale projects typically originate from our portfolio of successful small-scale early stage drug development projects.

International sales, mainly to Europe, were $861,000 and $692,000 in the first quarter of fiscal 2007 and 2006, respectively. International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income (loss)

Gross income for the first quarter of fiscal 2007 increased $384,000 to $45,000, or 3% of revenue, compared to a gross loss of $339,000, or 28% of revenue, for the first quarter of fiscal 2006. Compared to the first quarter of fiscal 2006, gross income for the first quarter of fiscal 2007 improved primarily as a result of the increase in sales between the periods, and a decrease in charges for impaired inventory, partially offset by an increase in manufacturing costs.

Manufacturing department costs incurred during the first quarter of fiscal 2007 increased $158,000 compared to the comparable period of fiscal 2006. As a result of increased production levels manufacturing supplies and waste disposal costs increased $79,000 between the two periods and labor costs increased $55,000 as a result of an increase in the number of chemical operators and an increase in the amount of overtime pay. Manufacturing costs for the first quarter of fiscal 2007 include annual fees to the State of Oregon, totaling $28,000. A comparable amount was incurred and reported in the second quarter of fiscal 2006. During the first quarter of fiscal 2007, Synthetech incurred consulting fees of $27,000 related to the scale-up of new products in support of Synthetech’s entry into the specialty resin market. Property taxes and insurance costs decreased $35,000 between the two periods.

Gross income and the gross loss for the first quarter of fiscal 2007 and 2006, respectively, reflect charges for impaired inventory of $92,000 and $201,000, respectively. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off. It remains difficult to rework certain materials on a cost effective basis. Synthetech will also write-off inventory that is specific to a customer project which has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense. Research and development (R&D) expense for the first quarter of fiscal 2007 increased $138,000 to $330,000, or 19% of revenue, compared to $192,000, or 16% of revenue, in the first quarter of fiscal 2006. The increase in R&D expense between the two quarters includes increased costs of $57,000 in fees for contract research. Beginning October 2005, Synthetech engaged a contract research and manufacturing company located in India to supply laboratory space and a team of seven experienced chemists. Contract research fees and expenses for the first quarter of fiscal 2007 and 2006 also include amounts paid to Paul Ahrens, a Synthetech Director, of $1,000 and 19,000, respectively. Labor related costs between the two periods increased $52,000, including a $15,000 nonrecurring employee placement fee. In response to improving market conditions, Synthetech has hired additional R&D chemists. As a result of an increased level of activity laboratory supplies expense increased $23,000 between the two periods.

As mentioned above under "Growth Strategy," beginning in September 2006 Synthetech will modify its relationship with its contract research and manufacturing partner in India and intends to purchase lab and small-scale manufacturing services on a project by project basis.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities. Additionally, the R&D department manufactures small-scale products for sale. The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense. The amount of R&D department costs charged to the manufacture of small scale products can cause fluctuations between reporting periods in the amount of reported R&D expense. R&D department costs charged to inventory in the first quarter of fiscal 2007 and 2006 were $17,000 and $18,000, respectively.

SG&A Expense. Selling, general and administrative (SG&A) expense in the first quarter of fiscal 2007 decreased $61,000 to $510,000, or 29% of revenue, compared to $571,000, or 48% of revenue, in the first quarter of fiscal 2006. The decrease in SG&A expense between the two quarters includes a decrease in professional and consulting fees of $63,000, and a decrease in compensation related costs of $23,000. The decrease in costs between the two quarterly periods was partially offset by fees and expenses of $31,000 paid to Dr. Dan Fagan for his services on the Strategic Development Committee of the Board of Directors, which committee was established in February 2006.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest Income

Interest income in the first quarter of fiscal 2007 and 2006 was $12,000 and $21,000, respectively. Synthetech’s interest income is primarily derived from earnings on our cash equivalents and marketable securities, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Income Taxes

Based on Synthetech’s recent history of losses, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Loss

Net loss in the first quarter of fiscal 2007 was $785,000, or 45% of revenue, compared to a net loss of $1.1 million, or 91% of revenue, in the first quarter of fiscal 2006.

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

Allowance for Doubtful Accounts

We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability. We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts. The allowance for doubtful accounts as of June 30, 2006 and March 31, 2006 was $15,000. For the quarters ended June 30, 2006 and 2005, Synthetech’s provision for credit losses was insignificant. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

While downward pressure on pricing remains persistent, the demand side in the industry appears to be improving. To the extent we are able to enter into longer-term, significant or large-scale orders with customers, we expect increased competition to supply these products. Similar dynamics affect the cosmeceutical development process and market, except that the regulatory oversight and, consequently, the typical length of a product’s “time to market” are reduced.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash, cash equivalents and marketable securities totaled $613,000 at June 30, 2006, compared to $2.0 million at March 31, 2006.

At June 30, 2006, Synthetech reported working capital of $4.4 million, compared to $5.0 million at March 31, 2006. The $600,000 decrease in working capital between March 31, 2006 and June 30, 2006 was primarily the result of the net loss of $785,000 incurred during the first quarter of fiscal 2006.

Synthetech’s portfolio of AAA rated marketable securities at March 31, 2006 consisted of auction rate preferred shares from three issuers. The auction rate securities were subject to auction every seven to 28 days. At auction, a holder may choose to continue to hold its securities at a new market rate, sell its securities at par or purchase more securities. Synthetech liquidated its positions in auction rate securities, at par, in May 2006 for total proceeds of $800,000.

In June 2006, Synthetech entered into a new credit facility with a finance company, which is secured by a lien on all of our assets and provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less. Interest is payable at a fluctuating rate equal to the prime rate plus 3%, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $20,000. The credit facility has a minimum monthly fee of $5,000 which is reduced by interest charges and the collateral management fee. The credit facility contains no financial covenants and expires in June 2007. As of June 30, 2006, Synthetech had $425,000 in borrowings outstanding under the new credit facility.

We used cash in our operating activities of $1,737,000 in the first quarter of fiscal 2007, compared to cash provided by operating activities of $729,000 in the first quarter of fiscal 2006.

In the first quarter of fiscal 2007, a substantial use of cash from operating activities was the net loss of $785,000, which was partially offset by non-cash charges for depreciation of $135,000. Accounts receivable increased $761,000 to $1.2 million at June 30, 2006, from $467,000 at March 31, 2006, primarily due to the timing of shipments in the first quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Inventory increased $770,000 to $4.4 million at June 30, 2006, from $3.6 million at March 31, 2006, primarily in support of shipments made or expected to be made in the second quarter of fiscal 2007. Prepaid expenses decreased $125,000 to $226,000 at June 30, 2006, from $351,000 at March 31, 2006, primarily due to the amortization of prepaid expenses such as insurance premiums and property taxes over the periods that they benefit. Accounts payable increased $240,000 to $1.1 million at June 30, 2006, from $906,000 at March 31, 2006 primarily due to purchases of raw materials and supplies in support of expected shipments during the second quarter of fiscal 2007. Accrued compensation, which is primarily composed of accrued vacation pay, increased $17,000 to $177,000 at June 30, 2006 from $160,000 at March 31, 2006. There was no change in accrued termination benefits during the quarter. Deferred revenue of $70,000 at June 30, 2006, reflects a customer billing for product produced, however, shipment and revenue recognition has been delayed pending shipping instructions from the customer.

Synthetech used $33,000 of cash for capital expenditures during the first quarter of fiscal 2007 compared to $27,000 during the first quarter of fiscal 2006. Synthetech has completed its existing long-term capital plan for its sole facility in Albany, Oregon. Synthetech’s capital plan for fiscal 2007 includes various projects totaling approximately $100,000. Synthetech expects to finance these remaining capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Cash provided by financing activities for first quarter of fiscal 2007 was $1,150,000 compared to cash used in financing activities of $7,000 in the first quarter of fiscal 2006. As discussed above, during the first quarter of fiscal 2007, Synthetech sold $800,000 of marketable securities, at par. Additionally, in June 2006 Synthetech borrowed $425,000 under its line of credit. Principal payments under its long-term debt obligations and notes payables totaled $75,000 during the first quarter of fiscal 2007 compared to $7,000 during the comparable quarter of fiscal 2006.

Cash and cash equivalents decreased $620,000 during the first quarter of fiscal 2007, to $613,000 at June 30, 2006, from $1.2 million at March 31, 2006.

Synthetech is uncertain whether its existing cash and cash equivalents, any available funds under its credit facility and any funds generated from operations will be sufficient for Synthetech to continue its operations. Any projections of future cash needs and cash flows are subject to substantial uncertainty. If sources of liquidity are insufficient, we will need to seek additional debt or equity financing to satisfy our liquidity requirements, which we may be unable to obtain on favorable terms or at all, or to sell assets or further reduce the size of our operations or discontinue our operations. We anticipate that we will require additional capital, which may be substantial, to implement certain elements of our growth strategy, although we have not yet determined the amount or timing of such additional funding. We may not be able to obtain required financing to implement our growth strategy. Any financing Synthetech obtains may dilute the ownership interests of our shareholders or increase our leverage and interest expense.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts during the three months ended June 30, 2006.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

Item 4. Controls and Procedures

Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934. In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and the principal financial officer concluded that Synthetech’s disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the first quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Synthetech’s principal executive Officer and principal financial Officer do not expect that our disclosure controls and internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer have determined that they are effective in doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Synthetech have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple mistake or error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits.

Exhibit 3.1	Articles of Incorporation of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
Exhibit 3.2	Bylaws of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
Exhibit 10.1	Loan and Security Agreement dated as of June 15, 2006 between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K dated June 20, 2006).
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC. (Registrant)
Date: August 10, 2006	/s/ M. Sreenivasan M. Sreenivasan President & Chief Executive Officer (Principal Executive Officer)
Date: August 10, 2006	/s/ Gary A. Weber Gary A. Weber Vice President Finance & Chief Financial Officer (Principal Financial and Accounting Officer)