Form 10-Q
period 2006-09-30
SYNTHETECH INC
filed 2006-11-14
CIK 749290

Index
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Class: Common Stock, $0.001 par value
Shares outstanding as of November 13, 2006: 14,521,614

Index
SYNTHETECH, INC

Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	September 30,	March 31,
	2006	2006

Assets

Current Assets:
Cash and cash equivalents	$1,023,000	$1,233,000
Marketable securities	-	800,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,252,000	467,000
Inventories	4,196,000	3,599,000
Prepaid expenses	239,000	351,000

Total Current Assets	6,710,000	6,450,000

Property, Plant and Equipment, net	3,833,000	4,044,000

Total Assets	$10,543,000	$10,494,000

The accompanying notes are an integral part of these condensed financial statements.

Index
SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	September 30,	March 31,
	2006	2006

Liabilities and Shareholders’ Equity

Current Liabilities:
Line of credit	$443,000	$-
Current portion of long term debt	12,000	26,000
Note payable	-	91,000
Accounts payable	895,000	906,000
Accrued compensation	173,000	160,000
Accrued termination benefits	212,000	212,000
Deferred revenue	272,000	-
Other accrued liabilities	11,000	11,000

Total Current Liabilities	2,018,000	1,406,000

Shareholders' Equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 14,522,000 shares issued and outstanding
at September 30, 2006 and March 31, 2006	15,000	15,000
Paid-in capital	9,150,000	9,126,000
Retained earnings	(640,000)	(53,000)

Total Shareholders' Equity	8,525,000	9,088,000

Total Liabilities and Shareholders' Equity	$10,543,000	$10,494,000

The accompanying notes are an integral part of these condensed financial statements.

Index

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$3,187,000	$1,054,000	$4,930,000	$2,248,000
Cost of revenue	2,110,000	1,322,000	3,808,000	2,855,000

Gross income (loss)	1,077,000	(268,000)	1,122,000	(607,000)

Research and development	277,000	197,000	607,000	389,000
Selling, general and administrative	597,000	670,000	1,107,000	1,241,000

Total operating expenses	874,000	867,000	1,714,000	1,630,000

Operating income (loss)	203,000	(1,135,000)	(592,000)	(2,237,000)

Interest income	10,000	55,000	22,000	76,000
Interest expense	(16,000)	(1,000)	(18,000)	(2,000)

Income (loss) before income taxes	197,000	(1,081,000)	(588,000)	(2,163,000)

Income tax benefit	(1,000)	-	(1,000)	-

Net income (loss)	$198,000	$(1,081,000)	$(587,000)	$(2,163,000)

Net income (loss) per common share:
Basic and diluted income (loss) per share	$0.01	$(0.07)	$(0.04)	$(0.15)
Weighted average shares outstanding:

Basic	14,521,614	14,471,897	14,521,614	14,470,840
Diluted	14,561,138	14,471,897	14,521,614	14,470,840

The accompanying notes are an integral part of these condensed financial statements.

Index

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Six Months Ended September 30,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(587,000)	$(2,163,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	269,000	274,000
Stock-based compensation expense	24,000	22,000

(Increase) decrease in assets:
Accounts receivable, net	(785,000)	1,444,000
Inventories	(597,000)	(73,000)
Prepaid expenses	112,000	228,000

Increase (decrease) in liabilities:
Accounts payable	(11,000)	2,000
Accrued compensation	13,000	4,000
Accrued termination benefits	-	9,000
Deferred revenue	272,000	-
Other accrued liabilities	-	102,000
Cash Used In Operating Activities	(1,290,000)	(151,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(58,000)	(40,000)
Purchase of marketable securities, available for sale	-	(1,300,000)
Sale of marketable securities, available for sale	800,000	1,300,000
Cash Provided by (Used In) Investing Activities	742,000	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	443,000
Principal payments under long-term debt obligations	(14,000)	(13,000)
Repayment of note payable	(91,000)	-
Proceeds from stock purchase plan	-	3,000
Cash Provided By (Used In) Financing Activities	338,000	(10,000)

Decrease in Cash and Cash Equivalents	(210,000)	(201,000)

Cash and Cash Equivalents at Beginning of Period	1,233,000	1,828,000

Cash and Cash Equivalents at End of Period	$1,023,000	$1,627,000

The accompanying notes are an integral part of these condensed financial statements.

Index

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of September 30, 2006 and for the three- and six-month periods ended September 30, 2006 is unaudited)

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

NOTE B. LIQUIDITY

The revenue Synthetech may generate in upcoming periods is uncertain. Without a stable source of adequate revenue or new debt or equity financing, Synthetech may be unable to continue operations. The accompanying financial statements do not include any adjustments that might result should Synthetech be unable to continue operations. Synthetech’s previous line of credit expired on March 31, 2006 and was not renewed by the bank. In June 2006, Synthetech entered into a new credit facility which is described in Note H to these condensed financial statements. Synthetech has employment agreements in place with certain employees, which require severance payments to the employee if certain conditions surrounding termination are met.

Synthetech has reported significant operating losses during each of its last five fiscal years and the quarter ended June 30, 2006. Synthetech reported net income of $198,000 during the quarter ended September 30, 2006, and a net loss of $587,000 for the six months ended September 30, 2006. Synthetech's working capital decreased $352,000, to $4.7 million as of September 30, 2006, compared to $5.0 million as of March 31, 2006. As of September 30, 2006, quick assets (i.e. cash and cash equivalents and accounts receivable) exceeded current liabilities by $257,000. With this level of net

Index
 quick assets, Synthetech is unable to absorb any significant future operating losses. Synthetech believes that the amount it could realize upon disposition of its inventory outside the normal course of its operations would be significantly below the carrying value of its inventory as reflected in our financial statements.

Synthetech reduced the carrying value of its property, plant and equipment by $6.3 million to an estimated fair value of $4.5 million as of March 31, 2005, based on a valuation performed in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” Synthetech performed a similar analysis pursuant to SFAS No. 144 during the fourth quarter of fiscal 2006 and determined that the carrying value of its property, plant and equipment was not in excess of fair value and no adjustment to carrying value was required.

Synthetech’s fiscal 2006 annual financial statements were audited by an Independent Registered Public Accounting Firm. The resulting audit report contains an explanatory paragraph regarding Synthetech’s ability to continue as a going concern.

Synthetech is pursuing various strategies to stabilize and expand its revenues. Please refer to Item 2 of this Quarterly Report on Form 10-Q, “Management Discussion and Analysis of Financial Condition and Results of Operations - Growth Strategy.”

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

Cash and cash equivalents consist of the following:

	September 30,	March 31,
	2006	2006

Cash	$110,000	$291,000
Cash equivalents	913,000	942,000
	$1,023,000	$1,233,000

Index
Marketable Securities, Available-for-Sale: In accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities,” marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Any realized gains and losses and declines in value judged to be other than temporary, on available-for-sale securities would be included in other income or expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

At March 31, 2006, our investment in marketable securities, available-for-sale, included $800,000 of auction rate preferred shares. Our investments in these securities were recorded at cost, which approximated fair market value due to the investments’ variable interest rates, which typically reset every seven to 28 days based upon the results of an auction. As a result of the periodic adjustment in rates, we had no cumulative gross unrealized holding gains or losses or gross realized gains or losses from these securities. All income from our available-for-sale securities was recorded in interest income. Synthetech liquidated its positions in these securities, at par, in May 2006.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts. The allowance for doubtful accounts as of September 30, 2006 and March 31, 2006 was $15,000.

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

Management evaluates Synthetech’s inventory for impairment whenever it becomes aware that indicators of impairment exist. It is Synthetech’s policy to write-down inventories to reflect an estimate for impairment in an amount equal to the difference between the cost of inventory and the estimated market value of inventory based upon assumptions about future demand and market conditions. Write-downs of inventory are reported as a component of cost of revenue in the relevant period.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred. Expenditures that materially increase values,

Index
change capacities or extend useful lives are capitalized. When assets are retired, sold or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized. Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the individual assets, which range from three to 40 years.

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS 144), Synthetech, assesses the impairment of property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If Synthetech determines that the carrying value of property, plant and equipment may not be recoverable, we compare the carrying values of our property, plant and equipment to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be recorded. An impairment charge is recognized to the extent that the carrying amount of property, plant and equipment is in excess of their determined fair value.

Income Taxes: Synthetech accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carryforwards. Synthetech evaluates its deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that the recoverability of the deferred tax assets is unlikely, Synthetech records a valuation allowance against deferred tax assets.

Revenue Recognition: Synthetech recognizes revenue, including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers. Shipping and handling costs are classified as part of cost of revenue.

Research and Development Costs: Research and development costs are expensed as incurred.

Comprehensive Income or Loss: Synthetech has no material components of comprehensive income or loss other than net income or loss. Accordingly, comprehensive income or loss was equal to net income or loss for all periods presented.

Stock-Based Compensation: Effective April 1, 2006, Synthetech adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123(R)) using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 would include compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Stock-based compensation expense for all stock-based compensation awards granted after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Synthetech recognizes these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of three to five years for stock options.

Prior to the adoption of SFAS 123(R), Synthetech measured compensation expense for its employee and director stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB No. 25). Synthetech applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, as if the fair-value based method had been applied in measuring compensation expense. Under APB No. 25, compensation

Index
expense was recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Resulting compensation expense was recognized over the vesting period. Refer to Note K to these condensed financial statements for a further discussion of stock-based compensation.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Synthetech has not yet determined the impact of applying SFAS 157.

NOTE D. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three months ended September 30, 2005 and six months ended September 30, 2006 and 2005 the weighted-average number of shares used to compute diluted loss per share did not differ from the weighted-average number of shares used to compute basic loss per share. For the three months ended September 30, 2006 the weighted-average number of shares used to compute diluted loss per share includes common stock equivalents.

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Common stock options outstanding	1,816,276	1,305,000	1,855,800	1,305,000
Award of restricted stock - unvested	-	43,000	-	43,000
	1,816,276	1,348,000	1,855,800	1,348,000

NOTE E.  STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005

Interest	$16,000	$1,000	$18,000	$2,000

Index
NOTE F. INVENTORIES

The major components of inventories, net of reserves, are as follows:

	September 30,	March 31,
	2006	2006

Finished products	$1,994,000	$1,862,000
Work in process	944,000	572,000
Raw materials	1,258,000	1,165,000
	$4,196,000	$3,599,000

NOTE G. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	September 30,	March 31,
	In Years	2006	2006
Land		$241,000	$241,000
Buildings	15 - 40	1,611,000	1,611,000
Machinery and equipment	5 - 17	2,319,000	2,276,000
Laboratory equipment	5 - 17	1,015,000	1,012,000
Furniture and fixtures	3 - 5	64,000	52,000
		5,250,000	5,192,000

Less:
Accumulated depreciation		(1,417,000)	(1,148,000)

		$3,833,000	$4,044,000

Synthetech’s significant operating losses during fiscal 2006 triggered an assessment of the recoverability of our property, plant and equipment. During the fourth quarter of fiscal 2006, Synthetech performed an analysis in accordance with SFAS No. 144 of its property, plant and equipment for potential impairment. Synthetech’s analysis conducted in the fourth quarter of fiscal 2006 concluded that the carrying value of the operating facility did not exceed its fair value.

Index
NOTE H. LINE OF CREDIT

In June 2006, Synthetech entered into a new credit facility with a finance company. The credit facility provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less. Interest is payable at prime plus 3%, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $5,000 which is reduced by interest charges and the collateral management fee. The facility is collateralized by cash, cash equivalents, marketable securities, accounts receivable, inventory and property, plant and equipment. The credit facility contains no financial covenants and is scheduled to terminate in June 2007. The amount outstanding under the facility as of September 30, 2006 was $443,000.

NOTE I. NOTE PAYABLE

In November 2005, Synthetech financed $202,000 of annual premiums for certain of its insurance policies. Payments under the financing consisted of nine monthly installments of $23,000, including interest at an annual rate of 6.84%. The final payment was paid August 2006. The amounts outstanding under the finance agreement as of September 30, 2006 and March 31, 2006 were $0 and $91,000, respectively.

NOTE J. ACCRUED TERMINATION BENEFITS

On October 31, 2006, M. "Sreeni" Sreenivasan retired as Synthetech's Chief Executive Officer. In accordance with an employment agreement between Synthetech and Mr. Sreenivasan, upon termination of his employment he is to receive one year of base salary and healthcare benefits, to be paid in twelve monthly installments. An estimate of the amount to be paid under this agreement, $212,000, is reported as a current liability on Synthetech’s September 30, 2006 balance sheet.

NOTE K. EMPLOYEE STOCK BENEFIT PLANS

Description of the Plans

Employee Stock Purchase Plan
In July 2000, Synthetech established an employee stock purchase plan (or ESPP) for the benefit of its employees. The plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Synthetech’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 15 percent of an employee’s eligible compensation, up to a maximum of $15,000, in any plan year. No shares were issued under the ESPP during the six months ended September 30, 2006, 5,013 shares were issued under the ESPP during the six months ended September 30, 2005. In February 2006, the Board of Directors suspended operations of the ESPP until further notice. At September 30, 2006, there were 82,727 shares reserved for future issuance under the ESPP.

Index
Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan). Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan. Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant. Options generally vest in equal annual installments over two to five years from the date of grant although individual options may have different vesting terms. All options expire no later than ten years from the date of grant. As of September 30, 2006, 507,450 shares were available for issuance under the 2005 Plan.

Effective March 29, 2006, Synthetech’s Board of Directors approved the vesting acceleration of all unvested, out-of-the-money stock options outstanding under the 2005 Plan. Vesting was accelerated for stock options that had exercise prices equal to or greater than $0.43 per share, which was the lowest grant price of any unvested option on March 29, 2006. In connection with the modification of the terms of these options to accelerate their vesting, approximately $205,000 was recorded as stock compensation expense on a pro forma basis in accordance with SFAS 123. This action was taken to reduce the impact of further compensation expense that Synthetech would otherwise be required to recognize in future Statements of Operations pursuant to SFAS 123R, which became applicable for Synthetech on April 1, 2006. Synthetech’s Board of Director’s also believes that the acceleration may have a positive effect on employee morale, retention and the perception of option value.

Stock Option Agreements - The right to purchase shares pursuant to existing stock option agreements typically vest pro-rata at each option anniversary date over a two to five-year period. The options, which are generally granted with option exercise prices equal to the fair market value of Synthetech shares on the date of grant, expire within ten years from the date of grant. Synthetech has not issued any options to consultants or advisors. Stock options are a component of director’s compensation.

Restricted stock awards(RSAs) - Awards of restricted stock may be either grants of restricted stock, restricted stock units or performance-based stock units that are issued at no cost to the recipient. For RSAs, at the date of grant, the recipient has the rights of a stockholder, subject to certain restrictions on transferability and a risk of forfeiture. Synthetech’s most recently issued RSAs had an original vesting period of two years. Synthetech has not awarded restricted stock units or performance-based stock units. Compensation cost for RSAs is determined using the market value of Synthetech’s common stock on the date of grant and the resulting expense is recognized on a straight-line basis over the vesting term.

Other Stock Grant
Dr. Gregory Hahn commenced employment with Synthetech on September 11, 2006, as Synthetech’s President and Chief Operating Officer. In accordance with his employment agreement, Synthetech awarded Dr. Hahn 300,000 options to purchase Synthetech common stock. The options were awarded at the market price of Synthetech’s common stock on the date of grant. The nonqualified stock options were not issued as part of the 2005 Plan and Synthetech intends to register the underlying shares under the Securities Act of 1933.

Index
Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the six months ended September 30, 2006 is presented below:

	Number	Weighted Average	Weighted Average	Aggregate
	Of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term (years)	Value

Options outstanding, March 31, 2006	1,526,451	$1.34	7.1
Granted	340,000	$0.32	-
Exercised	-	-	-
Canceled	10,651	$1.17
Options outstanding, September 30, 2006	1,855,800	$1.16	7.2	$14,000

Options exercisable, September 30, 2006	1,625,803	$1.28	6.9	$10,000

The weighted-average grant date fair value of options granted during the three and six months ended September 30, 2006 was $0.21. There was no stock-based compensation issued during the quarter ended June 30, 2006. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of its second quarter ended September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on September 30, 2006. This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of September 30, 2006, $46,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 2.4 years.

Valuation Information under SFAS 123(R)

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. Synthetech has elected to use the Black-Scholes option pricing model, which incorporates various assumptions as follows:

Expected Price Volatility

Expected price volatility is a measure of the amount by which the price of a security has fluctuated or is expected to fluctuate. Synthetech uses actual historical changes in the market value of its stock to calculate the volatility assumption. Synthetech calculates monthly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. Synthetech determined that due to its small volume of stock trades and the spread between the bid price and ask, the use of monthly market values, as compared to daily or weekly values, provided the

Index
most reasonable determination of expected volatility. An increase in the expected price volatility will increase compensation expense.

Risk-Free Interest Rate

For the risk-free interest rate, Synthetech uses the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Term

This is the period of time over which the options granted are expected to remain outstanding, and is based on an average of the vesting period combined with the term of the option. Options granted have a term of ten years. An increase in the expected life will increase compensation expense.

Dividend Yield

Synthetech has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend will decrease compensation expense.

Recognition of Compensation Expense and Forfeitures

The fair value of each option is amortized into compensation expense on a straight-line basis over the vesting period. Synthetech reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of options that are expected to be forfeited before becoming fully vested. Synthetech determined that due to the nature and small number of option recipients in the quarter ended September 30, 2006, that an assumption of zero forfeitures was appropriate. An increase in the forfeiture rate will decrease compensation expense.

The weighted-average fair value of stock options was determined utilizing the assumptions below:

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006

Expected price volatility	72%	72%
Risk-free interest rate	4.74%	4.74%
Expected term in years	5.57	5.57
Dividend yield	-	-

Index
Expense Information under SFAS 123(R)

Stock-based compensation expense was allocated as follows:

	Three Months Ended	Six Months Ended
	September 30, 2006	September 30, 2006
Stock-based compensation expense:
Cost of revenue	-	-
Operating expenses	$24,000	$24,000
Stock-based compensation expense
before income taxes	$24,000	$24,000
Income tax expense (benefit)	-	-
Total stock-based compensation
expense after income taxes	$24,000	$24,000

Pro Forma Information under SFAS 123 for Periods Prior to Fiscal 2007

Prior to fiscal 2007, Synthetech followed the disclosure-only provisions of SFAS No. 123, as amended. The following table illustrates the effect on net loss and earnings per share for the three and six months ended September 30, 2005 if the fair value recognition provisions of SFAS 123, as amended, had been applied to options granted under Synthetech’s equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Synthetech had recognized the expense of equity-based compensation programs in the Condensed Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes, if any.

Index

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(1,081,000)		$(2,163,000)
Add: Stock-based employee compensation expense included in reported net loss	22,000		22,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(62,000)		(90,000)

Pro forma net loss	$(1,121,000)		$(2,231,000)

Net loss per share:
Basic and Diluted - as reported	$(0.07)	$	(0.15)
Basic and Diluted - pro forma	$(0.08)	$	(0.15)

The 2005 Plan authorizes the granting of RSAs, which are held by Synthetech until the terms and conditions of the specific award are satisfied. Except for the right of disposal, holders of RSAs have full shareholders’ rights during the period of restriction, including voting rights. There were 43,000 shares of restricted stock awarded to employees during the three months ended September 30, 2005, with a fair market value of $0.50 per share. Effective March 29, 2006, all restrictions have been removed and the RSAs are free trading shares.

For purposes of the weighted-average estimated fair value calculations, the fair value of each stock option and ESPP grant is estimated on the date of grant using the Black-Scholes option model and the following assumptions:

Index

	Three Months Ended	Six Months Ended
	September 30, 2005	September 30, 2005

Stock Options:
Dividend yield	-	-
Expected volatility	62%	62%
Risk-free interest rate	4.23%	4.23%
Expected life (in years)	7.00	7.00
Weighted-average fair value of purchase rights granted	$ 0.32	$ 0.32

ESPP:
Dividend yield	-	-
Expected volatility	76%	76%
Risk-free interest rate	3.06%	3.06%
Expected life (in years)	0.50	0.50
Weighted-average fair value of purchase rights granted	$ 0.35	$ 0.35

NOTE L. SYNTHETECH COMMON STOCK DELISTED BY NASDAQ

On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market due to noncompliance with Nasdaq’s minimum bid price requirement. Synthetech’s common stock is currently traded on the Pink Sheets under the symbol NZYM.PK.

NOTE M. RELATED PARTY TRANSACTIONS

In February 2006, the Board of Directors established a Strategic Development Committee and appointed Dr. Daniel Fagan, Chairman of the Board, as the sole committee member. Dr. Fagan received a monthly retainer of $10,000. Committee fees and expenses incurred by Synthetech under this arrangement during the first half of fiscal 2007 were $61,000. Effective November 1, 2006, the Strategic Development Committee of the Board of Directors was terminated when Dr. Fagan was appointed Synthetech’s Chief Executive Officer. Dr. Fagan will continue as Synthetech’s Board Chairman.

Synthetech had engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts, and, until May 31, 2005, had engaged David Clarke, a former Director, to assist with Synthetech’s marketing and strategic development efforts. Aggregate fees and expenses incurred by Synthetech under these arrangements during the first half of fiscal 2007 and 2006 were $1,000 and $73,000, respectively.

Index
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding: our future performance and operating results, including projected revenues and net income or loss for fiscal 2007 and portions thereof and our ability to continue as a going concern and to absorb any operating losses; expected revenue from and shipping dates for customer orders; improvement in revenue derived from large-scale customer projects; implementation of our growth strategy and our ability to finance our growth strategy; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress, including filings and filing dates related to the approval process; financing our current and future capital expenditures and the amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertainty regarding our ability to continue our operations; the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors; industry cost factors; competition; government regulation; labor disputes; technological change; and international business risks. Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Index
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

Synthetech's Ability to Continue as a Going Concern
The revenue Synthetech may generate in upcoming periods is uncertain. Without a stable source of adequate revenue or new debt or equity financing, Synthetech may be unable to continue operations. The accompanying financial statements do not include any adjustments that might result should Synthetech be unable to continue operations. Synthetech’s previous line of credit expired on March 31, 2006 and was not renewed by the bank. In June 2006, Synthetech entered into a new credit facility which is described in Note H to the condensed financial statements that accompany this Report. Synthetech has employment agreements in place with certain employees, which require severance payments to the employee if certain conditions surrounding termination are met.

Synthetech has reported significant operating losses during each of its last five fiscal years and the quarter ended June 30, 2006. Synthetech reported net income of $198,000 during the quarter ended September 30, 2006, and a net loss of $587,000 for the six months ended September 30, 2006. Synthetech's working capital decreased $352,000, to $4.7 million as of September 30, 2006, compared to $5.0 million as of March 31, 2006. As of September 30, 2006, quick assets (i.e. cash and cash equivalents and accounts receivable) exceeded current liabilities by $257,000. With this level of net quick assets, Synthetech is unable to absorb any significant future operating losses. Synthetech believes that the amount it could realize upon disposition of its inventory outside the normal course of its operations would be significantly below the carrying value of its inventory as reflected in our financial statements.

Synthetech’s fiscal 2006 annual financial statements were audited by an Independent Registered Public Accounting Firm. The resulting audit report contains an explanatory paragraph regarding Synthetech’s ability to continue as a going concern.

Business Conditions
With recent large-scale orders for repeat projects, Synthetech’s backlog as of September 30, 2006 exceeded $6 million, including approximately $3.6 million in support of a single customer project. We expect that a large portion of this order backlog will ship during the second half of fiscal 2007, with the majority of the backlog shipping during the quarter ending March 31, 2007. An increase in large order inquiries and resulting order activity is a meaningful improvement compared to the market environment Synthetech encountered during most of fiscal 2006.

Index
Our industry remains generally affected by a low rate of new drug approvals, ongoing customer insourcing and available capacity, although there appear to be continuing signs of meaningful improvement. During periods where manufacturing capacity is generally available, Synthetech is at a competitive disadvantage compared to contract drug synthesis companies that can support further downstream production in accordance with the FDA’s current Good Manufacturing Practices (cGMP).

During fiscal 2006, our manufacturing activities and related financial performance were adversely affected by low utilization of our large reactors due to the lack of significant large-scale customer projects. For fiscal 2007, we expect improvement in revenue from large-scale customer projects compared to fiscal 2006. Although Synthetech is involved in many active customer projects, large-scale customer projects represent our main source of revenue. We are unable to determine with reasonable certainty our revenues relating to large-scale projects beyond our current order base, in part due to unpredictable drug approval processes and the short-term supply chain planning by many of our customers.

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

Index
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

Index
RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in our condensed Statements of Operations.

Percentage of Revenue

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	66.2	125.4	77.2	127.0

Gross income (loss)	33.8	(25.4)	22.8	(27.0)

Research and development	8.7	18.7	12.3	17.3
Selling, general and administrative	18.7	63.6	22.5	55.2

Total operating expenses	27.4	82.3	34.8	72.5

Operating income (loss)	6.4	(107.7)	(12.0)	(99.5)

Interest income	0.3	5.2	0.4	3.3
Interest expense	(0.5)	-	(0.3)	-

Income (loss) before income taxes	6.2	(102.5)	(11.9)	(96.2)

Income tax expense	-	-	-	-

Net income (loss)	6.2%	(102.5)%	(11.9)%	(96.2)%

Revenue

Revenue of $3.2 million in the second quarter of fiscal 2007 increased by $2.1 million, or 202%, from revenue of $1.1 million in the second quarter of fiscal 2006. Revenue for the first six months of fiscal 2007 was $4.9 million, an increase of $2.7 million, or 119%, compared to revenue of $2.2 million in the first six months of fiscal 2006.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue. Revenue from large-scale customer projects was $1.9 million during the second quarter and first six months of fiscal 2007 compared to $0 and $249,000 in the second quarter and first six months of fiscal 2006, respectively.

Large-scale project revenue during the first six months of fiscal 2006 included small shipments in support of drug development projects from two customers.

The market environment for smaller customer projects is very active. While generally individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers. Synthetech’s

Index
large-scale projects typically originate from our portfolio of successful small-scale early stage drug development projects.

International sales, mainly to Europe, were $780,000 and $1.6 million in the second quarter and first six months of fiscal 2007, respectively, compared to $469,000 and $1.2 million in the second quarter and first six months of fiscal 2006, respectively. International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income (loss)

Gross income for the second quarter of fiscal 2007 increased $1.3 million, to $1.1 million, or 34% of revenue, compared to a gross loss of $268,000, or 25% of revenue, for the second quarter of fiscal 2006. Gross income for the first six months of fiscal 2007 increased $1.7 million to gross income of $1.1 million, or 23% of revenue, compared to a gross loss of $607,000, or 27% of revenue, in the first six months of fiscal 2006. These increases were primarily the result of the increases in sales between the corresponding periods of fiscal 2007 and 2006. Manufacturing costs increased and charges for impaired inventory decreased in the second quarter and first six months of fiscal 2007 compared to the comparable periods of 2006, as discussed below.

Manufacturing department costs incurred during the second quarter and first six months of fiscal 2007 increased $371,000 and $529,000, respectively, compared to the comparable periods of fiscal 2006. Variable operating costs such as labor, maintenance, utilities and supplies expenses were up significantly between the periods as a result of increased production levels. Manufacturing department costs for the first six months of fiscal 2007 and 2006 reflect refunds of previously paid property taxes of $57,000 and $201,000, respectively.

Gross income for the second quarter and first six months of fiscal 2007 reflect charges for impaired inventory of $297,000 and $389,000, respectively. Gross loss for the second quarter and first six months of fiscal 2006 reflect charges for impaired inventory of $362,000 and $563,000, respectively. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off. It remains difficult to rework certain materials on a cost effective basis. Synthetech also writes-off inventory that is specific to any customer project that has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Index
Operating Expenses

R&D Expense. Research and development (R&D) expense in the second quarter of fiscal 2007 increased $80,000 to $277,000, or 9% of revenue, compared to $197,000, or 19% of revenue, in the second quarter of fiscal 2006. The increase in R&D expense between these two periods includes:

•
an increase in compensation costs of $38,000, reflecting an increase in the number of chemists employed by Synthetech in response to improving business conditions and the termination of an agreement to obtain contract research services from a facility in India, as discussed below; and

•	increased costs of $34,000 in fees for contract research services provided by the facility in India, as discussed below; and

•	an increase in laboratory supplies expense of $11,000; and

•	an increase of $11,000 arising from a change in the amount of R&D department costs allocated to R&D expense rather than inventory for the manufacture of small-scale products, as described below;

partially offset by:

•	a reduction in contract research fees and expenses of $16,000 paid to Paul Ahrens, a Synthetech director;

R&D expense in the first six months of fiscal 2007 increased $218,000 to $607,000, or 12% of revenue, compared to $389,000, or 17% of revenue, in the first six months of fiscal 2006. The increase in R&D expense between these two periods includes:

•	increased costs of $104,000 in fees for contract research services provided by the facility in India;

•	an increase in compensation costs of $91,000, principally arising from an increase in the number of chemists employed in R&D and also including a $15,000 nonrecurring employee placement fee;

•	an increase in laboratory supplies expense of $34,000; and

•	an increase of $12,000 arising from a change in the amount of R&D department costs allocated to R&D expense rather than inventory for the manufacture of small-scale products;

partially offset by:

•	a reduction in contract research fees and expenses of $35,000 paid to Paul Ahrens.

In October 2005, Synthetech supplemented its domestic R&D capabilities by engaging a division of an Indian pharmaceutical company to provide contract research and manufacturing. In August 2006, Synthetech decided that it would be more efficient to access lab and small-scale manufacturing services from this partner on a project-by-project basis rather than engaging it on a monthly basis, and terminated the underlying agreement. Fees and expenses incurred for contract research services pursuant to the agreement for the second quarter and first six months of fiscal 2007 were $34,000 and $104,000, respectively.

Index
Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities. Additionally, the R&D department will manufacture small-scale products for sale. The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense. The amount of R&D department costs charged to the manufacture of small scale products can cause fluctuations between reporting periods in the amount of reported R&D expense. R&D department costs charged to inventory in the first six months of fiscal 2007 and 2006 were $33,000 and $45,000, respectively.

SG&A Expense. Selling, general and administrative (SG&A) expense in the second quarter of fiscal 2007 decreased $73,000 to $597,000, or 19% of revenue, compared to $670,000, or 64% of revenue, in the second quarter of fiscal 2006. The decrease in SG&A expense between the two quarters includes:

•
a decrease in compensation expense of $41,000 arising from a non-recurring $107,000 charge during the second quarter of fiscal 2007 for termination benefits related to an executive compensation agreement, partially offset by a $35,000 executive signing bonus, an $18,000 increase in stock-based compensation expense, and a $9,000 increase in sales bonuses between the two periods; and

•	decreases in sales and marketing expenses of $26,000, in fees for professional services of $25,000, and in public company costs of $20,000;

partially offset by:

•
fees and expenses of $30,000 paid to Dr. Daniel Fagan for his services on the Strategic Development Committee of the Board of Directors, which committee was established in February 2006 and terminated in October 2006, in connection with Dr. Fagan's appointment to the position of Chief Executive Officer.

SG&A expense in the first six months of fiscal 2007 decreased $134,000 to $1.1 million, or 22% of revenue, compared to $1.2 million, or 55% of revenue, in the first six months of fiscal 2006. The decrease in SG&A expense between the two six month periods includes:

•
a decrease in compensation expense of $64,000, primarily arising from charges in the first six months of fiscal 2006 for termination benefits related to an executive compensation agreement for $116,000 and compensation expenses of $36,000 related to a European based sale executive who left Synthetech in December 2005;

•	Decreases in fees for professional services of $87,000, sales and marketing expenses of $24,000 and public company costs of $14,000;

partially offset by:

•	fees and expenses of $61,000 paid to Dr. Fagan for his services on the Strategic Development Committee of the Board of Directors; and

•
charges for an executive signing bonus of $35,000, increases in general compensation and related costs of $26,000, an increase in stock-based compensation expense of $18,000, and an increase in sales bonuses between the two six month periods of $9,000.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Index
Interest Income

Interest income in the second quarter and first six months of fiscal 2007 was $10,000 and $22,000, respectively, compared to $55,000 and $76,000, respectively, in the same periods in fiscal 2006. Interest income arising from a partial refund of prior years’ property taxes added $4,000 and $31,000 to interest income during the second quarter and first six months of fiscal 2007 and 2006, respectively. Other than the interest income related to these tax refunds, Synthetech’s interest income is primarily derived from earnings on our cash equivalents and marketable securities, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Income Taxes

Based on Synthetech’s history of losses in the last five fiscal years and the first quarter of fiscal 2007, our near-term outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income (Loss)

Net income in the second quarter of fiscal 2007 was $198,000, or 6% of revenue, compared to a net loss of $1.1 million, or 103% of revenue, in the second quarter of fiscal 2006. Net loss for the first six months of fiscal 2007 was $587,000, or 12% of revenue, compared to a net loss of $2.2 million, or 96% of revenue, in the first six months of fiscal 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments. Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements. Refer to Note C to these Condensed Financial Statements that accompany this Report.

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability. We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts. The allowance for doubtful accounts as of September 30, 2006 and March 31, 2006 was $15,000. For the quarters and six month periods ended September 30, 2006 and 2005, Synthetech’s provision for credit losses was insignificant. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

Index
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

Index
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

The three stages of the drug development process include R&D (or discovery stage), clinical trial stage and marketed drug stage. Synthetech’s customers can spend years researching and developing new drugs, and take only a small percentage to clinical trials and fewer yet to commercial market. A substantial amount of activity continues to occur at the earlier stages of R&D and clinical trials. The market for peptide and peptidomimetic small molecule drugs is still developing.

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

Index
customer specifications. These factors could cause increased costs and delayed shipments, either of which could negatively affect periodic operating results.

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash, cash equivalents and marketable securities totaled $1.0 million at September 30, 2006, compared to $2.0 million at March 31, 2006.

At September 30, 2006, Synthetech reported working capital of $4.7 million, compared to $5.0 million at March 31, 2006. The $352,000 decrease in working capital between March 31, 2006 and September 30, 2006 was primarily the result of the net loss of $587,000 incurred during the first six months of fiscal 2006.

Synthetech’s portfolio of AAA rated marketable securities at March 31, 2006 consisted of auction rate preferred shares from three issuers. The auction rate securities were subject to auction every seven to 28 days. At auction, a holder could choose to continue to hold its securities at a new market rate, sell its securities at par or purchase more securities. Synthetech liquidated its positions in auction rate securities, at par, in May 2006 for total proceeds of $800,000.

In June 2006, Synthetech entered into a new credit facility with a finance company, which is secured by a lien on all of our assets and provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less. Interest is payable at a fluctuating rate equal to the prime rate plus 3%, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $20,000. The credit facility has a minimum monthly fee of $5,000, which is reduced by interest charges and the collateral management fee. The credit facility contains no financial covenants and expires in June 2007. As of September 30, 2006, Synthetech had $443,000 in borrowings outstanding under the new credit facility.

We used cash in our operating activities of $1.3 million in the first six months of fiscal 2007, compared to cash used in operating activities of $151,000 in the first six months of fiscal 2006.

In the first six months of fiscal 2007, a substantial use of cash from operating activities was the net loss of $587,000, which was partially offset by non-cash charges for depreciation of $269,000 and stock-based compensation expense of 24,000. Accounts receivable increased $785,000 to $1.3 million at September 30, 2006, from $467,000 at March 31, 2006, primarily due to the timing of shipments and an increase in the amount of sales in the second quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Inventory increased $597,000 to $4.2 million at September 30, 2006, from $3.6 million at March 31, 2006, primarily in support of shipments made or expected to be made in the second half of fiscal 2007. Prepaid expenses decreased $112,000 to $239,000 at September 30, 2006, from $351,000 at March 31, 2006, primarily due to the amortization of prepaid expenses such as insurance premiums and property taxes over the periods that they benefit. Accounts payable decreased $11,000 to $895,000 at September 30, 2006, from $906,000 at March 31, 2006. Accrued compensation, which is primarily composed of accrued vacation pay, increased $13,000 to $173,000 at September 30, 2006 from $160,000 at March 31, 2006. There was no change in accrued termination benefits during the first six months of fiscal 2007. Deferred revenue of $272,000 at September 30, 2006, reflects advance payments on customer orders.

Cash provided by investing activities for the first six months of fiscal 2007 was $742,000 compared to cash used in investing activities of $40,000 in the first six months of fiscal 2006. As discussed above, during the first quarter of fiscal 2007, Synthetech sold $800,000 of marketable securities, at par.

Index
Synthetech used $58,000 of cash for capital expenditures during the first six months of fiscal 2007 compared to $40,000 during the first six months of fiscal 2006. Synthetech’s capital plan for fiscal 2007 includes various projects totaling approximately $100,000. Synthetech expects to finance these remaining capital expenditures from cash on hand and any internal cash flow and does not anticipate the need for any new debt or equity financing to fund these projects.

Cash provided by financing activities for the first six months of fiscal 2007 was $338,000 compared to cash used in financing activities of $10,000 in the first six months of fiscal 2006. During the first six months of fiscal 2007 Synthetech borrowed $443,000 under its line of credit. Principal payments under its long-term debt obligations and notes payables totaled $105,000 during the first six months of fiscal 2007, compared to $13,000 during the comparable period of fiscal 2006.

Cash and cash equivalents decreased $210,000 during the first six months of fiscal 2007, to $1.0 million at September 30, 2006, from $1.2 million at March 31, 2006.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts during the three months ended September 30, 2006.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

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

Index
under the Securities and Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and the principal financial officer concluded that Synthetech’s disclosure controls and procedures are effective.

There has been no change in our internal control over financial reporting during the second quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Index
PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on July 20, 2006 in Portland, Oregon.

1)	Election of Directors

All five incumbent directors were reelected, and Donald E. Kuhla, a director candidate was elected, all without opposition, to serve one-year terms in office. The results of this election were as follows:

Name of Director Paul C. Ahrens Daniel T. Fagan, Ph.D. Howard L. Farkas Donald E. Kuhla, Ph.D. Hans C. Noetzli Charles B. Williams	For 13,272,563 13,380,803 13,212,753 13,286,763 13,371,593 13,199,943	Withheld 280,687 172,447 340,497 266,487 181,657 353,307

2)	Ratification of Independent Auditors

The appointment of KPMG LLP as the independent auditors for fiscal year 2007 was ratified. The results of the shareholder vote were as follows:

Appointment of KPMG LLP as independent auditor	For 12,854,053	Against 149,080	Abstain 550,118

Item 6. Exhibits

(a)	Exhibits.

Exhibit 3.1	Articles of Incorporation of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
Exhibit 3.2	Bylaws of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC. (Registrant)

Date: November 13, 2006	By: /s/ Daniel T. Fagan Daniel T. Fagan Chairman & Chief Executive Officer

Date: November 13, 2006	By: /s/ Gary A. Weber Gary A. Weber Vice President Finance & Chief Financial Officer