Form 10-Q
period 2006-12-31
SYNTHETECH INC
filed 2007-02-01
CIK 749290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

Class: Common Stock, $0.001 par value
Shares outstanding as of February 1, 2007: 14,546,614

SYNTHETECH, INC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	December 31,	March 31,
	2006	2006

Assets

Current Assets:
Cash and cash equivalents	$849,000	$1,233,000
Marketable securities	-	800,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,977,000	467,000
Inventories	4,844,000	3,599,000
Prepaid expenses	475,000	351,000

Total Current Assets	8,145,000	6,450,000

Property, Plant and Equipment, net	3,749,000	4,044,000

Total Assets	$11,894,000	$10,494,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	December 31,	March 31,
	2006	2006

Liabilities and Shareholders’ Equity

Current Liabilities:
Line of credit	$966,000	$-
Current portion of long term debt	5,000	26,000
Note payable	236,000	91,000
Accounts payable	1,041,000	906,000
Accrued compensation	180,000	160,000
Accrued termination benefits	210,000	212,000
Deferred revenue	195,000	-
Other accrued liabilities	18,000	11,000

Total Current Liabilities	2,851,000	1,406,000

Shareholders' Equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 14,547,000 and 14,522,000 shares issued
and outstanding	15,000	15,000
Paid-in capital	9,170,000	9,126,000
Retained earnings (deficit)	(142,000)	(53,000)

Total Shareholders' Equity	9,043,000	9,088,000

Total Liabilities and Shareholders' Equity	$11,894,000	$10,494,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenue	$3,724,000	$1,736,000	$8,654,000	$3,984,000
Cost of revenue	2,431,000	1,769,000	6,239,000	4,624,000

Gross income (loss)	1,293,000	(33,000)	2,415,000	(640,000)

Research and development	233,000	263,000	840,000	652,000
Selling, general and administrative	540,000	541,000	1,647,000	1,782,000

Total operating expenses	773,000	804,000	2,487,000	2,434,000

Operating income (loss)	520,000	(837,000)	(72,000)	(3,074,000)

Interest income	6,000	20,000	28,000	96,000
Interest expense	(28,000)	(3,000)	(46,000)	(5,000)

Income (loss) before income taxes	498,000	(820,000)	(90,000)	(2,983,000)

Income tax benefit	-	(180,000)	(1,000)	(180,000)

Net income (loss)	$498,000	$(640,000)	$(89,000)	$(2,803,000)

Net income (loss) per common share:
Basic and diluted income (loss) per share	$0.03	$(0.04)	$(0.01)	$(0.19)
Weighted average shares outstanding:
Basic	14,527,109	14,474,785	14,523,432	14,472,160
Diluted	14,668,682	14,474,785	14,523,432	14,472,160

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Nine Months Ended December 31,	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,000)	$(2,803,000)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	381,000	408,000
Stock-based compensation expense	36,000	22,000

(Increase) decrease in assets:
Accounts receivable, net	(1,510,000)	1,244,000
Inventories	(1,245,000)	(205,000)
Prepaid expenses	190,000	104,000

Increase (decrease) in liabilities:
Accounts payable	135,000	40,000
Accrued compensation	20,000	26,000
Accrued termination benefits	(2,000)	125,000
Deferred revenue	195,000	-
Income taxes payable	-	(180,000)
Other accrued liabilities	7,000	(4,000)
Cash Used In Operating Activities	(1,882,000)	(1,223,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(86,000)	(70,000)
Purchase of marketable securities, available for sale	-	(1,300,000)
Sale of marketable securities, available for sale	800,000	1,800,000
Cash Provided by Investing Activities	714,000	430,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	966,000	-
Principal payments under long-term debt obligations	(21,000)	(19,000)
Repayment of note payable	(169,000)	(44,000)
Proceeds from stock option exercises	8,000	-
Proceeds from stock purchase plan	-	3,000
Cash Provided By (Used In) Financing Activities	784,000	(60,000)

Decrease in Cash and Cash Equivalents	(384,000)	(853,000)

Cash and Cash Equivalents at Beginning of Period	1,233,000	1,828,000

Cash and Cash Equivalents at End of Period	$849,000	$975,000

Non-Cash Financing Activities:
Insurance premiums financed with note payable	$314,000	$202,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
 (Information as of December 31, 2006 and for the three- and nine-month periods ended December 31, 2006 is unaudited)

NOTE A. GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins, primarily for the pharmaceutical industry. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic small molecule drugs at every stage of a customer’s clinical development pipeline, and are used as ingredients in drugs for the treatment of AIDS, cancer, cardiovascular and other diseases. Synthetech also manufactures products for use in cosmeceuticals, which are products that make no therapeutic claims, but are intended for topical use by humans.

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

Synthetech has reported significant operating losses during each of its last five fiscal years and the quarter ended June 30, 2006. Synthetech reported a net loss of $89,000 for the nine months ended December 31, 2006. As of December 31, 2006, current liabilities exceeded quick assets (i.e. cash and cash equivalents and accounts receivable) by $25,000. With this level of net quick assets, Synthetech is unable to absorb any significant future operating losses. Synthetech believes that the amount it could realize upon disposition of its inventory outside the normal course of its operations would be significantly below the carrying value of its inventory as reflected in the financial statements.

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

Cash and cash equivalents consist of the following:

	December 31,	March 31,
	2006	2006

Cash	$366,000	$291,000
Cash equivalents	483,000	942,000
	$849,000	$1,233,000

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

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest. Synthetech does not finance its trade receivables by factoring the balances to a third party. The allowance for doubtful accounts is established by a review of aged accounts receivable and a review for collectibility of specific accounts. The allowance for doubtful accounts as of December 31, 2006 and March 31, 2006 was $15,000.

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

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), Synthetech, assesses the impairment of property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable and at least annually. If Synthetech determines that the carrying value of property, plant and equipment may not be recoverable, we compare the carrying values of our property, plant and equipment to the undiscounted cash flows expected to be generated by the asset group. If the carrying value exceeds the undiscounted cash flows, an impairment charge may be recorded. An impairment charge is recognized to the extent that the carrying amount of property, plant and equipment is in excess of their determined fair value.

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

Stock-Based Compensation: Effective April 1, 2006, Synthetech adopted SFAS No. 123(R) “Share-Based Payments” using the modified prospective transition method and, therefore, has not restated results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 will include compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Stock-based compensation expense for all stock-based compensation awards granted after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Synthetech recognizes these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of one to five years for stock options.

Prior to the adoption of SFAS No. 123(R), Synthetech measured compensation expense for its employee and director stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Synthetech applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as if the fair-value based method had been applied in measuring compensation expense. Under APB No. 25, compensation expense was recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price. Resulting compensation expense was recognized over the vesting period. Please refer to Note K to these condensed financial statements for a further discussion of stock-based compensation.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Synthetech has not yet determined the impact of applying SFAS No. 157.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).  Among other things, FIN No. 48 requires the application of a “more likely than not” threshold to the de-recognition of tax positions, and provides for enhanced quantitative and qualitative disclosures regarding unrecognized tax benefits resulting from tax positions taken by an entity.  This Interpretation is effective for Synthetech on April 1, 2007.  Synthetech is currently assessing the impact of applying this Interpretation.

NOTE D. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128. For the three and nine months ended December 31, 2005, and the nine months ended December 31, 2006, the weighted-average number of shares used to compute diluted loss per share did not differ from the weighted-average number of shares used to compute basic loss per share. For the three months ended December 31, 2006, the weighted-average number of shares used to compute diluted loss per share includes common stock equivalents.

The following common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005

Common stock options outstanding	1,228,800	1,287,850	1,793,800	1,287,850
Award of restricted stock - unvested	-	43,000	-	43,000
	1,228,800	1,330,850	1,793,800	1,330,850

NOTE E.  STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:
	For the Three Months		For the Nine Months
Cash Paid	Ended December 31,		Ended December 31,
	2006	2005	2006	2005

Interest	$28,000	$3,000	$46,000	$5,000

NOTE F. INVENTORIES

The major components of inventories, net of reserves, are as follows:

	December 31,	March 31,
	2006	2006

Finished products	$1,964,000	$1,862,000
Work in process	1,299,000	572,000
Raw materials	1,581,000	1,165,000
	$4,844,000	$3,599,000

NOTE G. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	December 31,	March 31,
	In Years	2006	2006
Land		$241,000	$241,000
Buildings	15 - 40	1,611,000	1,611,000
Machinery and equipment	5 - 17	2,334,000	2,276,000
Laboratory equipment	5 - 17	1,015,000	1,012,000
Furniture and fixtures	3 - 5	77,000	52,000
		5,278,000	5,192,000

Less:
Accumulated depreciation		(1,529,000)	(1,148,000)

		$3,749,000	$4,044,000

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

NOTE H. LINE OF CREDIT

In June 2006, Synthetech entered into a new credit facility with a finance company. The credit facility provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less. Interest is payable at prime plus 3%, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $5,000 which is reduced by interest charges and the collateral management fee. The facility is collateralized by cash, cash equivalents, marketable securities, accounts receivable, inventory and property, plant and equipment. The credit facility contains no financial covenants and is scheduled to terminate in June 2007. The amount outstanding under the facility as of December 31, 2006 was $966,000.

NOTE I. NOTE PAYABLE

During October and November 2006, Synthetech financed $314,000 of annual premiums for certain of its insurance policies. As of December 31, 2006, remaining payments under the financings consisted of seven monthly installments of $36,000 and a final installment due August 2007 of $26,000, including interest at 7.6%. The amount outstanding under the finance agreements as of December 31, 2006 was $236,000.

In November 2005, Synthetech financed $202,000 of annual premiums for certain of its insurance policies. Payments under the financing consisted of nine monthly installments of $23,000, including interest at an annual rate of 6.84%. The final payment was paid August 2006. The amount outstanding under the finance agreement as of March 31, 2006 was $91,000.

NOTE J. ACCRUED TERMINATION BENEFITS

On October 31, 2006, M. "Sreeni" Sreenivasan retired as Synthetech's Chief Executive Officer. In accordance with an employment agreement between Synthetech and Mr. Sreenivasan, upon termination of his employment he is to receive one year of base salary and healthcare benefits, to be paid in twelve monthly installments. An estimate of the amount to be paid under this agreement, $210,000, is reported as a current liability on Synthetech’s December 31, 2006 balance sheet.

NOTE K. EMPLOYEE STOCK BENEFIT PLANS

Description of the Plans

Employee Stock Purchase Plan
In July 2000, Synthetech established an employee stock purchase plan (or ESPP) for the benefit of its employees. The plan is qualified under Section 423 of the Internal Revenue Code. Under the ESPP, substantially all employees may purchase Synthetech’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period. Stock purchases under the ESPP are limited to 15 percent of an employee’s eligible compensation, up to a maximum of $15,000, in any plan year. No shares were issued under the ESPP during the nine months ended December 31, 2006; 5,013 shares were issued under the ESPP during the nine months ended December 31, 2005. In February 2006, the Board of Directors

suspended operations of the ESPP until further notice. At December 31, 2006, there were 82,727 shares reserved for future issuance under the ESPP.

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan). Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan. Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant. Options generally vest in equal annual installments over one to five years from the date of grant although individual options may have different vesting terms. All options expire no later than ten years from the date of grant. As of December 31, 2006, 544,450 shares were available for issuance under the 2005 Plan.

Effective March 29, 2006, Synthetech’s Board of Directors approved the vesting acceleration of all unvested, out-of-the-money stock options outstanding under the 2005 Plan. Vesting was accelerated for stock options that had exercise prices equal to or greater than $0.43 per share, which was the lowest grant price of any unvested option on March 29, 2006. In connection with the modification of the terms of these options to accelerate their vesting, approximately $205,000 was recorded as stock compensation expense on a pro forma basis in accordance with SFAS No. 123. This action was taken to reduce the impact of further compensation expense that Synthetech would otherwise be required to recognize in future Statements of Operations pursuant to SFAS No. 123(R), which became applicable for Synthetech on April 1, 2006. Synthetech’s Board of Director’s also believes that the acceleration may have a positive effect on employee morale, retention and the perception of option value.

Stock Option Agreements - The right to purchase shares pursuant to existing stock option agreements typically vest pro-rata at each option anniversary date over a one to five-year period. The options, which are generally granted with option exercise prices equal to the fair market value of Synthetech shares on the date of grant, expire within ten years from the date of grant. Synthetech has not issued any options to consultants or advisors. Stock options are a component of director’s compensation.

Restricted stock awards(RSAs) - Awards of restricted stock may be either grants of restricted stock, restricted stock units or performance-based stock units that are issued at no cost to the recipient. For RSAs, at the date of grant, the recipient has the rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture. Synthetech’s most recently issued RSAs had an original vesting period of two years. Synthetech has not awarded restricted stock units or performance-based stock units. Compensation cost for RSAs is determined using the market value of Synthetech’s common stock on the date of grant and the resulting expense is recognized on a straight-line basis over the vesting term.

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

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the nine months ended December 31, 2006 is presented below:

	Number	Weighted Average	Weighted Average	Aggregate
	Of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term (years)	Value

Options outstanding, March 31, 2006	1,526,451	$ 1.34	7.1
Granted	390,000	$ 0.32	-
Exercised	25,000	$ 0.33	-
Canceled	97,651	$ 1.45
Options outstanding, December 31, 2006	1,793,800	$ 1.13	7.2	$ 119,000

Options exercisable, December 31, 2006	1,538,803	$ 1.26	6.8	$ 70,000

The weighted-average grant date fair value of options granted during the three and nine months ended December 31, 2006 was $0.21. The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of its third quarter ended December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on December 31, 2006. This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of December 31, 2006, $45,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 2.0 years.

Valuation Information under SFAS No. 123(R)

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock option awards. Synthetech has elected to use the Black-Scholes option pricing model, which incorporates various assumptions as follows:

Expected Price Volatility

Expected price volatility is a measure of the amount by which the price of a security has fluctuated or is expected to fluctuate. Synthetech uses actual historical changes in the market value of its stock to calculate the volatility assumption. Synthetech calculates monthly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility. Synthetech determined that due to its small volume of stock trades and the spread between the bid price and ask, the use of monthly market values, as compared to daily or weekly values, provides the most reasonable determination of expected volatility. An increase in the expected price volatility will increase compensation expense.

Risk-Free Interest Rate

For the risk-free interest rate, Synthetech uses the U.S. Treasury rate for the week of the grant having a term approximating the expected life of the option. An increase in the risk-free interest rate will increase compensation expense.

Expected Term

This is the period of time over which the options granted are expected to remain outstanding, and is based on an average of the vesting period and the term of the option. Options granted have a term of ten years. An increase in the expected life will increase compensation expense.

Dividend Yield

Synthetech has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. An increase in the dividend will decrease compensation expense.

Recognition of Compensation Expense and Forfeitures

The fair value of each option is amortized into compensation expense on a straight-line basis over the vesting period. Synthetech reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of options that are expected to be forfeited before becoming fully vested. Synthetech determined that due to the nature and small number of option recipients in the quarter and nine months ended December 31, 2006, that an assumption of zero forfeitures was appropriate. An increase in the forfeiture rate would decrease compensation expense.

The weighted-average fair value of stock options was determined utilizing the assumptions below:

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006

Expected price volatility	71%	72%
Risk-free interest rate	4.48%	4.71%
Expected term in years	5.50	5.56
Dividend yield	-	-

Expense Information under SFAS No. 123(R)

Stock-based compensation expense was allocated as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2006
Stock-based compensation expense:
Cost of revenue	-	-
Operating expenses	$12,000	$36,000
Stock-based compensation expense
before income taxes	$12,000	$36,000
Income tax expense (benefit)	-	-
Total stock-based compensation
expense after income taxes	$12,000	$36,000

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2007

Prior to fiscal 2007, Synthetech followed the disclosure-only provisions of SFAS No. 123, as amended. The following table illustrates the effect on net loss and loss per share for the three and nine months ended December 31, 2005 if the fair value recognition provisions of SFAS No. 123, as amended, had been applied to options granted under Synthetech’s equity-based compensation plans. For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods. If Synthetech had recognized the expense of equity-based compensation programs in its Condensed Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes, if any.

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005

Net loss, as reported	$(640,000)	$(2,803,000)
Add: Stock-based employee compensation expense included in reported net loss	-	22,000

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44,000)	(134,000)

Pro forma net loss	$(684,000)	$(2,915,000)

Net loss per share:
Basic and Diluted - as reported	$(0.04)	$(0.19)
Basic and Diluted - pro forma	$(0.05)	$(0.20)

The 2005 Plan authorizes the granting of RSAs, which are held by Synthetech until the terms and conditions of the specific award are satisfied. Except for the right of disposal, holders of RSAs have full shareholders’ rights during the period of restriction, including voting rights. There were 43,000 shares of restricted stock awarded to employees during the three months ended September 30, 2005, with a fair market value of $0.50 per share. Effective March 29, 2006, all restrictions were removed and the RSAs are free trading shares.

For purposes of the weighted-average estimated fair value calculations, the fair value of each stock option and ESPP grant was estimated on the date of grant using the Black-Scholes option model and the following assumptions:

	Three Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2005

Stock Options:
Dividend yield	-	-
Expected volatility	-	62%
Risk-free interest rate	-	4.23%
Expected life (in years)	-	7.00
Weighted-average fair value of purchase rights granted	-	$0.32

ESPP:
Dividend yield	-	-
Expected volatility	-	76%
Risk-free interest rate	-	3.06%
Expected life (in years)	-	0.50
Weighted-average fair value of purchase rights granted	-	$0.35

NOTE L. SYNTHETECH COMMON STOCK DELISTED BY NASDAQ

On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market due to noncompliance with Nasdaq’s minimum bid price requirement. Synthetech’s common stock is currently traded on the Pink Sheets under the symbol NZYM.PK.

NOTE M. RELATED PERSON TRANSACTIONS

In February 2006, the Board of Directors established a Strategic Development Committee and appointed Dr. Daniel Fagan, Chairman of the Board, as the sole committee member. Dr. Fagan received a monthly retainer of $10,000. Committee fees and expenses incurred by Synthetech under this arrangement during the first nine months of fiscal 2007 were $72,000. Effective November 1, 2006, the Strategic Development Committee of the Board of Directors was terminated when Dr. Fagan was appointed Synthetech’s Chief Executive Officer. Dr. Fagan continues to serve as Synthetech’s Board Chairman.

Synthetech had engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts, and, until May 31, 2005, had engaged David Clarke, a former Director, to assist with Synthetech’s marketing and strategic development efforts. Aggregate fees and expenses incurred by Synthetech under these arrangements during the first nine months of fiscal 2007 and 2006 were $1,000 and $95,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding: our future performance and operating results; our ability to continue as a going concern and to absorb any operating losses; expected revenue from and shipping dates for customer orders; improvement in revenue derived from large-scale customer projects; implementation of our growth strategy and our ability to finance our growth strategy; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain. Actual results could differ materially from management's expectations, plans or projections. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertainty regarding our ability to continue our operations; the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors; industry cost factors; competition; government regulation; labor disputes; technological change; and international business risks. Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2006, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

Synthetech is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies. Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins primarily for the pharmaceutical industry. Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic small molecule drugs at every stage of a customer’s clinical development pipeline. Synthetech’s domestic and international customer base includes major pharmaceutical and emerging biopharmaceutical companies, as well as contract drug synthesis firms. Synthetech also supplies catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms. Our integrated “grams to tons” production capabilities allow us to be involved with our customers from the early phases of pharmaceutical discovery and clinical development through approval, market launch and commercialization.

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

Synthetech has reported significant operating losses during each of its last five fiscal years and the quarter ended June 30, 2006. Synthetech reported a net loss of $89,000 for the nine months ended December 31, 2006. As of December 31, 2006, current liabilities exceeded quick assets (i.e. cash and cash equivalents and accounts receivable) by $25,000. With this level of net quick assets, Synthetech is unable to absorb any significant future operating losses. Synthetech believes that the amount it could realize upon disposition of its inventory outside the normal course of its operations would be significantly below the carrying value of its inventory as reflected in our financial statements.

Synthetech’s fiscal 2006 annual financial statements were audited by an Independent Registered Public Accounting Firm. The resulting audit report contains an explanatory paragraph regarding Synthetech’s ability to continue as a going concern.

Business Conditions
With large-scale orders for repeat and initial projects, Synthetech’s backlog as of December 31, 2006 approximated $5 million, including approximately $2.4 million in support of a single customer project. The majority of the backlog is scheduled to ship during the fourth quarter of fiscal 2007. We have also recently experienced an increase in large order inquiries and resulting order activity compared to the market environment we encountered during most of fiscal 2006.

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

During fiscal 2006, our manufacturing activities and related financial performance were adversely affected by low utilization of our large reactors due to the lack of significant large-scale customer projects. For fiscal 2007, revenue from large-scale customer projects has increased significantly compared to fiscal 2006. Although Synthetech is involved in many active customer projects, large-scale customer projects represent our main source of revenue. We are unable to determine with reasonable certainty our revenues relating to large-scale projects beyond our current order base, in part due to unpredictable drug approval processes and the short-term supply chain planning by many of our customers.

We are encountering competition, primarily for more basic products, from developing countries such as India and China that have substantially lower cost structures, primarily because salaries and other costs are a fraction of what they are in industrialized countries. This trend has resulted in pricing pressures in the United States and is affecting our ability to maintain historical margins and to retain and attract business for some of our products.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in our condensed Statements of Operations.

Percentage of Revenue

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.3	101.9	72.1	116.1

Gross income (loss)	34.7	(1.9)	27.9	(16.1)

Research and development	6.2	15.1	9.7	16.4
Selling, general and administrative	14.5	31.2	19.0	44.7

Total operating expenses	20.7	46.3	28.7	61.1

Operating income (loss)	14.0	(48.2)	(0.8)	(77.2)

Interest income	0.2	1.1	0.3	2.4
Interest expense	(0.8)	(0.2)	(0.5)	(0.1)

Income (loss) before income taxes	13.4	(47.3)	(1.0)	(74.9)

Benefit for income taxes	-	(10.4)	-	(4.5)

Net income (loss)	13.4%	(36.9)%	(1.0)%	(70.4)%

Revenue

Revenue of $3.7 million for the third quarter of fiscal 2007 increased by $2.0 million, or 115%, from revenue of $1.7 million for the third quarter of fiscal 2006. Revenue for the first nine months of fiscal 2007 was $8.7 million, an increase of $4.7 million, or 117%, compared to revenue of $4.0 million in the first nine months of fiscal 2006.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue. Revenue earned from two large-scale projects was $2.1 million and $4.0 million during the third quarter and first nine months of fiscal 2007, respectively. Large-scale project revenue reported in the third quarter and first nine months of fiscal 2006 consisted of small shipments to two customers in support of drug development projects for $100,000 and $349,000, respectively.

The market environment for smaller customer projects is active. While generally individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers. Synthetech’s large-scale projects typically originate from our portfolio of successful small-scale early stage drug development projects.

International sales, mainly to Europe, were $1.5 million and $2.3 million in the third quarter and first nine months of fiscal 2007, respectively, compared to $534,000 and $1.7 million in the third quarter and first nine months of fiscal 2006, respectively. International sales, like all of our revenues, are subject to significant quarterly fluctuations.

To the extent successful customer projects develop into larger volumes, either during late stage clinical trials, pre-launch or as a marketed product, our per unit pricing may decline. There is a risk that the impact on future sales and profitability from declines in pricing may not be offset by an increase in volume.

The level of Synthetech’s business from period to period is largely unpredictable. Although revenue associated with marketed products is more likely to provide a longer term, on-going revenue stream than revenue associated with drugs at the clinical or discovery stages, continuation of customer demand for our products from customers with marketed products remains subject to various market conditions, including potential use of alternative manufacturing methods, continued market demand for drugs that we support, and competition from other suppliers. Accordingly, while significant orders related to marketed products provide increased and more predictable revenue, we expect revenue related to marketed products and other projects to continue to fluctuate significantly from period to period.

Gross income (loss)

Gross income for the third quarter of fiscal 2007 increased $1.3 million, to $1.3 million, or 35% of revenue, compared to a gross loss of $33,000, or 2% of revenue, for the third quarter of fiscal 2006. Gross income for the first nine months of fiscal 2007 increased $3.1 million to gross income of $2.4 million, or 28% of revenue, compared to a gross loss of $640,000, or 16% of revenue, in the first nine months of fiscal 2006. These increases were primarily the result of the increases in sales between the corresponding periods of fiscal 2007 and 2006. Manufacturing costs increased and charges for impaired inventory decreased in the third quarter and first nine months of fiscal 2007 compared to the comparable periods of 2006, as discussed below.

Manufacturing department costs incurred during the third quarter and first nine months of fiscal 2007 increased $193,000 and $722,000, respectively, compared to the comparable periods of fiscal 2006. Variable operating costs such as labor, maintenance, supplies and utilities expenses were higher between the periods primarily as a result of increased production levels. Manufacturing department costs for the first nine months of fiscal 2007 and 2006 reflect partial refunds of previously paid property taxes of $57,000 and $201,000, respectively.

Gross income for the third quarter and first nine months of fiscal 2007 reflect charges for impaired inventory of $180,000 and $569,000, respectively. Gross loss for the third quarter and first nine months of fiscal 2006 reflect charges for impaired inventory of $293,000 and $856,000, respectively. Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products. It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off. It remains difficult to rework certain materials on a cost effective basis. Synthetech also writes-off inventory that is specific to any customer project that has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense. Research and development (R&D) expense for the third quarter of fiscal 2007 decreased $30,000 to $233,000, or 6% of revenue, compared to $263,000, or 15% of revenue, for the third quarter of fiscal 2006. The decrease in R&D expense between these two periods included:

•	decreased costs during the third quarter of fiscal 2007 of $63,000 in fees for contract research services provided by a facility in India, as discussed below; and

•	a reduction during the third quarter of fiscal 2007 in contract research fees and expenses of $16,000 paid to Paul Ahrens, a Synthetech director, and

•	a decrease during the third quarter of fiscal 2007 in laboratory supplies expense of $10,000;

partially offset by:

•
an increase during the third quarter of fiscal 2007 of $34,000 relating to an increase in the number of chemists employed by Synthetech in response to improving business conditions and termination of the contract research services agreement with the facility in India in August 2006; and

•
an increase during the third quarter of fiscal 2007 of $20,000 arising from a reduction in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products, as described below.

R&D expense for the first nine months of fiscal 2007 increased $188,000 to $840,000, or 10% of revenue, compared to $652,000, or 16% of revenue, for the first nine months of fiscal 2006. The increase in R&D expense between these two periods included:

•
an increase during the first nine months of fiscal 2007 in compensation costs of $126,000, principally arising from an increase in the number of chemists employed in R&D and also including a $15,000 employee placement fee; and

•	an increase during the first nine months of fiscal 2007 of $41,000 in fees for contract research services provided by the facility in India; and

•
an increase during the first nine months of fiscal 2007 of $32,000 arising from a reduction in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products, as discussed below; and

•	an increase during the first nine months of fiscal 2007 in laboratory supplies expense of $24,000;

partially offset by:

•	a reduction in contract research fees and expenses of $51,000 paid to Paul Ahrens, a Synthetech director.

Commencing in October 2005, Synthetech supplemented its domestic R&D capabilities by engaging a division of an Indian pharmaceutical company to provide contract research and manufacturing. In August 2006, Synthetech decided that it would be more efficient to access lab and small-scale manufacturing services from this partner on a project-by-project basis rather than engaging it on a monthly basis, and terminated the underlying agreement. Fees and expenses incurred for contract research services pursuant to the agreement for the first nine months of fiscal 2007 were $104,000.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities. Additionally, the R&D department will manufacture small-scale products for sale. The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense. The amount of R&D department costs charged to the manufacture of small scale products can cause fluctuations between reporting periods in the amount of reported R&D expense. R&D department costs charged to inventory in the first nine months of fiscal 2007 and 2006 were $44,000 and $76,000, respectively.

SG&A Expense. Selling, general and administrative (SG&A) expense in the third quarter of fiscal 2007 totaled $540,000, or 15% of revenue, compared to $541,000, or 31% of revenue, in the third quarter of fiscal 2006. The change in the components of SG&A expense between the two quarters includes:

•	a decrease in legal fees of $36,000; and

•	a decrease in compensation related costs of $22,000 related to the resignation of the Director of Business Development for Europe during fiscal 2006;

partially offset by:

•
an increase in fees and compensation expenses of approximately $37,000 paid to Dr. Daniel Fagan for his services on the Strategic Development Committee of the Board of Directors, which committee was established in February 2006 and terminated in October 2006, and in connection with Dr. Fagan's appointment to the position of Chief Executive Officer effective November 1, 2006, and

•	an increase in marketing expenses of $19,000.

SG&A expense in the first nine months of fiscal 2007 decreased $135,000 to $1.6 million, or 19% of revenue, compared to $1.8 million, or 45% of revenue, in the first nine months of fiscal 2006. The increase in SG&A expense between these two periods included:

•
a decrease in compensation expense from a non-recurring $125,000 charge during the second quarter of fiscal 2006 for termination benefits related to an executive compensation agreement for Mr. Sreenivasan, Synthetech’s former President and Chief Executive Officer;

•	a decrease in compensation related costs of $58,000 related to the resignation of the Director of Business Development for Europe during fiscal 2006;

•	a decrease in costs for consulting services of $43,000 related to marketing and strategic planning services provided by David Clarke, a former Synthetech director;

•	a decrease in legal fees of $39,000;

partially offset by:

•
an increase in fees and compensation expenses of approximately $97,000 paid to Dr. Daniel Fagan for his services on the Strategic Development Committee of the Board of Directors, which committee was established in February 2006 and terminated in October 2006, and in connection with Dr. Fagan's appointment to the position of Chief Executive Officer effective November 1, 2006, and

•	an increase in compensation related costs of $35,000 in connection with an executive signing bonus for Dr. Hahn, Synthetech’s President and Chief Operating Officer.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest Income

Interest income in the third quarter and first nine months of fiscal 2007 was $6,000 and $28,000, respectively, compared to $20,000 and $96,000, respectively, in the same periods in fiscal 2006. Interest income arising from a partial refund of prior years’ property taxes added $4,000 and $31,000 to interest income during the first nine months of fiscal 2007 and 2006, respectively. Other than the interest income related to these tax refunds, Synthetech’s interest income is primarily derived from earnings on our cash equivalents and marketable securities, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Interest Expense

Interest expense in the third quarter and first nine months of fiscal 2007 was $28,000 and $46,000 respectively, compared to $3,000 and $5,000, respectively, in the same periods in fiscal 2006. The increase in interest expense between the periods primarily relates to borrowings on Synthetech’s line of credit.

Income Taxes

Based on Synthetech’s history of losses in the last five fiscal years, our extended outlook and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income (Loss)

Net income in the third quarter of fiscal 2007 was $498,000, or 13% of revenue, compared to a net loss of $640,000, or 37% of revenue, in the third quarter of fiscal 2006. The net loss for the first nine months of fiscal 2007 was $89,000, or 1% of revenue, compared to a net loss of $2.8 million, or 70% of revenue, in the first nine months of fiscal 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments. Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements. Please refer to Note C to these Condensed Financial Statements that accompany this Report.

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability. We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts. The allowance for doubtful accounts as of December 31, 2006 and March 31, 2006 was $15,000. For the quarters and nine month periods ended December 31, 2006 and 2005, Synthetech’s provision for credit losses was insignificant. If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash, cash equivalents and marketable securities totaled $849,000 at December 31, 2006, compared to $2.0 million at March 31, 2006.

At December 31, 2006, Synthetech reported working capital of $5.3 million, compared to $5.0 million at March 31, 2006. The $250,000 increase in working capital between March 31, 2006 and December 31, 2006 was primarily the result of non-cash charges for depreciation and stock based compensation, partially offset by the net loss for the nine month period of $89,000 plus capital expenditures of $86,000.

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

In June 2006, Synthetech entered into a new credit facility with a finance company, which is secured by a lien on all of our assets and provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less. Interest is payable at a fluctuating rate equal to the prime rate plus 3%, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $20,000. The credit facility has a minimum monthly fee of $5,000, which is reduced by interest charges and the collateral management fee. The credit facility contains no financial covenants and expires in June 2007. As of December 31, 2006, Synthetech had $966,000 in borrowings outstanding under the new credit facility.

We used cash in our operating activities of $1.9 million in the first nine months of fiscal 2007, compared to cash used in operating activities of $1.2 million in the first nine months of fiscal 2006.

In the first nine months of fiscal 2007, non-cash charges for depreciation of $381,000 and stock-based compensation expense of $36,000 partially offset the amount of cash used in operating activities. Accounts receivable increased $1.5 million to $2.0 million at December 31, 2006, from $467,000 at March 31, 2006, primarily due to the timing of shipments and an increase in the amount of sales in the third quarter of fiscal 2007 compared to the fourth quarter of fiscal 2006. Inventory increased $1.2 million to $4.8 million at December 31, 2006, from $3.6 million at March 31, 2006, primarily in support of shipments made or expected to be made in the fourth quarter of fiscal 2007. Including $314,000 of insurance premiums financed with a note payable and reflecting the amortization of insurance premiums and property taxes over the periods that they benefit, prepaid expenses increased $124,000 to $475,000 at December 31, 2006, from $351,000 at March 31, 2006. Accounts payable increased $135,000 to $1.0 million at December 31, 2006, from $906,000 at March 31, 2006, primarily as a result of raw material purchases. Accrued compensation, which is primarily composed of accrued vacation pay, increased $20,000 to $180,000 at December 31, 2006, from $160,000 at March 31, 2006. Accrued termination benefits decreased $2,000 to $210,000 at December 31, 2006, from $212,000 at March 31, 2006. Deferred revenue of $195,000 at December 31, 2006, reflects advance payments on customer orders.

Cash provided by investing activities for the first nine months of fiscal 2007 was $714,000 compared to cash provided by investing activities of $430,000 in the first nine months of fiscal 2006. As discussed above, during the first quarter of fiscal 2007, Synthetech sold $800,000 of marketable securities, at par. Synthetech used $86,000 of cash for capital expenditures during the first nine months of fiscal 2007, compared to $70,000 during the first nine months of fiscal 2006. Synthetech expects to incur a limited amount of capital expenditures for the remainder of fiscal 2007. Synthetech expects to finance these remaining capital expenditures from cash on hand and any internal cash flow.

Cash provided by financing activities for the first nine months of fiscal 2007 was $784,000, compared to cash used in financing activities of $60,000 in the first nine months of fiscal 2006. During the first nine months of fiscal 2007 Synthetech borrowed $966,000 under its line of credit. Principal payments under its long-term debt obligations and notes payables totaled $190,000 during the first nine months of fiscal 2007, compared to $63,000 during the comparable period of fiscal 2006. During the first nine months of fiscal 2007, proceeds from the exercise of stock options were $8,000. Proceeds from the stock purchase plan were $0 and $3,000 for the first nine months of fiscal 2007 and 2006, respectively.

Cash and cash equivalents decreased $384,000 during the first nine months of fiscal 2007, to $849,000 at December 31, 2006, from $1.2 million at March 31, 2006.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts during the nine months ended December 31, 2006.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

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

There has been no change in our internal control over financial reporting during the third quarter ended December 31, 2006 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

SYNTHETECH, INC. (Registrant)
Date: February 1, 2007	By: /s/ Daniel T. Fagan Daniel T. Fagan Chairman & Chief Executive Officer

Date: February 1, 2007	By:/s/ Gary A. Weber Gary A. Weber Vice President Finance & Chief Financial Officer