Form 10-K
period 2007-03-31
SYNTHETECH INC
filed 2007-06-08
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

The aggregate market value of the registrants Common Stock held by non-affiliates of the registrant, computed by reference to the last sales price ($0.33) as reported by the Over-the-Counter Pink Sheets, as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2006), was $4,153,952.

As of June 8, 2007, there were 14,546,614 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Table of Contents

PART I		Page

Item 1 -	Business	1
Item 1A	Risk Factors	7
Item 1B	Unresolved Staff Comments	11
Item 2 -	Properties	11
Item 3 -	Legal Proceedings	11
Item 4 -	Submission of Matters to a Vote of Security Holders	11

PART II

Item 5 -	Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities	14
Item 6 -	Selected Financial Data	16
Item 7 -	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	17
Item 7A -	Quantitative and Qualitative Disclosure About Market Risk	30
Item 8 -	Financial Statements and Supplementary Data	31
Item 9 -	Changes In and Disagreements With Accountants on Accounting
and Financial Disclosure	55
Item 9A -	Controls and Procedures	55
Item 9B -	Other Information	55

PART III

Item 10 -	Directors, Executive Officers and Corporate Governance	56
Item 11 -	Executive Compensation	56
Item 12 -	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	56
Item 13 -	Certain Relationships and Related Transactions, and Director Independence	59
Item 14 -	Principal Accounting Fees and Services	59

PART IV

Item 15 -	Exhibits and Financial Statement Schedules	60

Signatures	62

Page ii

PART I

ITEM 1.  BUSINESS

The following discussion of Synthetech's business should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements relating to future events or the future financial performance of Synthetech.  Synthetech’s actual results could differ materially from those anticipated in these forward-looking statements. Please see "Forward-Looking Statements" included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 1A "Risk Factors," for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

General
An Oregon corporation incorporated in 1981, Synthetech, Inc., is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins, primarily for the pharmaceutical industry.  Synthetech also produces pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations.  Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic (peptide like) small molecule drugs at every stage of a customer’s clinical development pipeline.  Synthetech’s domestic and international customer base includes major pharmaceutical and emerging biopharmaceutical companies, as well as contract drug synthesis firms.  Synthetech also supplies catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms.  Our integrated “grams to tons” production capabilities allow us to be involved with our customers from the early phases of pharmaceutical discovery and clinical development through approval, market launch and commercialization.

Synthetech’s products are used in drugs under development or on the market for the treatment of AIDS, cancer, cardiovascular and other diseases. Synthetech also manufactures products for use in cosmeceuticals, a cosmetic product that makes no therapeutic claims, but, because they are intended for human use, are regulated by the FDA for safety.

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

Market Overview
Demand for Synthetech’s products is driven by the market for the peptide, peptidomimetic small molecule and other drugs into which they are incorporated.  Peptide drugs are chains of generally three to 50 amino acids that retain their peptide structure after completion of drug manufacturing.  Since naturally occurring peptides in the human body regulate many of the body's complex biochemical systems, researchers have been investigating peptide drug candidates to determine their ability to regulate these systems to either promote health or hinder disease. With structures and characteristics similar to the body’s own peptides and enzymes, peptide drugs generally are quite potent.  Peptide drugs are generally administered through intravenous or other non-oral delivery paths.  During clinical trials, customer orders in support of their drug candidates are typically multi-kilogram or multi-kilo in size.  At the marketed drug stage, orders for our products for these drugs can reach the tens or hundreds of kilograms or kilos in size.

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

The size of the peptide and peptidomimetic small molecule drug market is a function of the number of these drugs that are initially screened for therapeutic attributes, the number that progress down the clinical trial path toward regulatory approval and, ultimately, the number of drugs that are approved and marketed. The market size for any individual approved drug is affected by many factors, some of which include size of the patient population addressed, efficacy level, level and frequency of side effects, method of drug delivery, cost and competing drugs. The size of the market for peptide, peptidomimetic small molecule and other drugs is also a function of the availability of components necessary to produce these drugs.

Although dynamics similar to those affecting the more traditional drug development process affect the cosmeceutical development process and market, the regulatory oversight and, consequently, the typical length of a product’s “time to market" is reduced.  Because cosmeceutical products make no therapeutic claims, the more extensive and time-consuming clinical trials to establish efficacy are not required.

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

•
Expand product line into Complementary Technologies.  We regularly analyze opportunities to build upon our core competencies through licensing-in, acquiring or developing complementary technologies that will enable us to expand our product line.  For example, from our acquisition of resin technology in 2005, we have developed a line of high quality resin products that we will be able to certify as “non-animal origin” which we believe will provide us with a competitive advantage.  We anticipate that this new product line will be rolled out to the market in the second quarter of fiscal 2008.

•
Leverage existing chemical technology positions into more complex and higher value projects.    With over 20 years of experience, Synthetech has developed extensive experience and process technology in its core areas of expertise. In recent years, Synthetech has leveraged this expertise to enter "downstream" pharmaceutical intermediates that involve more complicated products and generally offer higher margins, and Synthetech intends to expand its involvement with these value-added projects. Synthetech's expansion into more sophisticated projects is also in response to the increasing competition for more basic product offerings from developing countries.

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

•
Expand use of existing Asian raw material suppliers.  We have developed a small group of Asian raw material suppliers that, we believe, provide us with consistent high-quality raw materials at competitive prices.  We are developing our relationships with these suppliers to distribute their products in the United States and Western Europe.

•
Improved commercial performance through increased efforts, additional sales personnel and expanded international representation.  Beginning in the second half of fiscal 2007, we have begun to expand and broaden our customer relationships, with an emphasis on emerging biopharmaceutical companies.  We recently hired a new sales representative with responsibility for covering the West Coast of the United States.  In February 2006, we expanded a successful agent relationship in Switzerland to encompass Germany and the Benelux Countries. Additionally, we have recently entered into agent relationships that cover sales and marketing in the United Kingdom.

Product Overview
Synthetech's primary products are amino acids that have been chemically modified through organic chemistry and biocatalysis techniques to enable them to link with other amino acids in a particular defined sequence to produce peptides, or with other chemicals to produce peptidomimetic small molecules. The resulting building blocks and intermediate products are used as starting materials in the manufacture of peptide, peptidomimetic small molecule and other chiral drugs produced by pharmaceutical customers.  The amino acids that are transformed into intermediate products may be either natural amino acids (that is, amino acids that occur in nature, including their chiral or “mirror image” form) or synthetic amino acids (that is, amino acids that have a side chain that does not occur in nature).  Synthetech refers to synthetic amino acids as “specialty amino acids.”

Since 1987, Synthetech has been a leading supplier of a wide range of specialty amino acid based products.  We have also developed and manufactured a large number of products based on natural amino acids.  We use a wide array of raw materials to produce our products.  These materials generally are in adequate supply from multiple suppliers.

We have developed and scaled up process technology that allows us to produce products in a “grams to tons” scale.  We continue to produce most bulk orders on an as-ordered basis.  We also maintain small inventory quantities of many standard multi-customer building blocks to fill orders for immediate delivery.

Synthetech is seeking to use the proprietary technology it acquired in December 2005 to enter the market for a range of solid phase peptide synthesis resins.  We believe these resins are complementary to our existing business.  The resins are a consumable, multipurpose processing agent used to produce a wide range of peptides, rather than any single peptide.  We believe the broad demand for specialty resins makes them less likely to be subject to the severe fluctuations inherent in the clinical development pipeline for new drugs.

Segment Information
Synthetech operates in one business segment.

Marketing
We market our products and capabilities through attendance at trade shows, listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and through our website.  Through Synthetech employees, we also maintain ongoing direct relationships with major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and other firms that we believe have a need for our products.  We typically sell our products directly to our customers, although we use independent sales representatives for some sales in Europe.  We have generally sold products to Japanese customers through chemical trading firms.

Customers
Although Synthetech has numerous customers in various countries, we expect that a few customers will continue to account for a significant portion of revenue each year.  During fiscal 2007, our top ten customers accounted for approximately 80% of our revenue.  Of these ten customers, five were major pharmaceutical companies, three were biopharmaceutical companies and two were contract drug synthesis companies.  In fiscal 2007, Intermune, Inc. and Polypeptide Laboratories accounted for approximately 35% and 14% of our revenue, respectively.  No other customer accounted for over 10% of our revenue in fiscal 2007.

International revenue, mainly from sales in Europe, was $4.4 million in fiscal 2007, $3.0 million in fiscal 2006 and $2.6 million in fiscal 2005, representing approximately 34%, 52% and 26% of Synthetech’s total revenue for those respective periods.

Competition
Because peptide and peptidomimetic small molecule drugs are relatively new, the market in the past for Synthetech’s products has been quite small, with sales typically in the hundreds of kilos or smaller size.  As the market has continued to grow with larger order sizes becoming more prevalent, the competition in our market sector has intensified.

Multi-ton order sizes of these natural amino acid based products have begun to attract a wider group of domestic and international chemical companies.  Current competition in multi-kilo quantities of natural amino acid based products comes primarily from several European fine chemical companies.  In the area of specialty amino acids, Synthetech faces competition for certain products at the multi-kilo scale from fine chemical producers in Europe, Japan and the United States.  Competition from companies in developing countries, such as China, India and South Korea, is also emerging and management believes that this source of competition will continue to increase for the foreseeable future.  Competition also increases for supplying products to drug development programs that reach late clinical trials and move into approved status as a result of the increased quantities typically required at these stages and pharmaceutical company policies to have available second sources of material.  Many of our competitors have significantly greater technical, financial, selling and other resources than we do.

Companies engaged in the production of fine chemicals compete on price, quality, customer service and delivery responsiveness.  We believe that Synthetech competes effectively in each of these areas.  We also believe that our ability to produce a wide range of products and quantities gives us a competitive advantage in the marketplace.  We believe that pharmaceutical companies generally view internal production of primary products as a misallocation of resources and that given a reliable source of a competitively-priced, quality product, would rather obtain them from an outside supplier.  In the recent past, some pharmaceutical companies were using excess capacity to process internally material that previously would have been manufactured by outside suppliers such as Synthetech. However, in fiscal 2007 we have found that an increasing number of our major pharmaceutical customers have closed manufacturing plants and are relying more on companies like Synthetech. This recent development has helped to reverse the downward trend in revenue which occurred in fiscal 2006.  If this trend were to continue, companies like Synthetech should benefit from increased manufacturing opportunities as the major pharmaceutical companies invest more heavily in drug development programs.

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

We have developed proprietary processes that, we believe, provide us with competitive advantage.  All of our processes are confidential and maintained by us as trade secrets.  We do not attempt to patent our unique processes.  We view process patents as costly to obtain and enforce, and potentially ineffective in today’s global business environment.

Employees
As of March 31, 2007, Synthetech had 67 employees, 65 located in Albany, Oregon, our Chairman and Chief Executive Officer located in Missouri and our Director of Business Development located in New Jersey.  None of our employees are covered by collective bargaining agreements.

Regulatory Matters
Because Synthetech’s products are intermediates sold to drug manufacturers, we generally have not been directly affected by FDA regulation, which is primarily directed at the manufacturers of active pharmaceutical ingredients.  Our customers do, however, typically conduct periodic reviews and audits of our operations, including our inspection and quality assurance programs.  These programs involve materials tracking, record keeping and other documentation. Some customers request Synthetech to manufacture and supply products with additional processing that complies with the FDA’s cGMP guidelines for advanced pharmaceutical intermediates.  Because these programs include more extensive quality assurance systems and documentation, our expenses associated with operating and maintaining cGMP compliant programs are higher than for non cGMP compliant programs.

Synthetech’s business is also subject to substantial regulation in the areas of safety, environmental control and hazardous waste management. Although we believe that we are in material compliance with these laws, rules and regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. As more extensive regulations are introduced at the federal, state and local levels, compliance costs may increase.  The operation of a fine chemical manufacturing plant involves a risk of environmental damage or personal injury due to the potentially harmful substances used.  Synthetech generates hazardous and other wastes that are disposed of at various off-site facilities. Synthetech may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities due to releases of such substances into the environment, and material costs and liabilities may be incurred in the future because of an accident or other event resulting in personal injury or an unauthorized release of such substances to the environment.

Expenditures for capital equipment related to maintaining compliance with government regulatory matters were insignificant in fiscal 2007 and are anticipated to be insignificant in fiscal 2008.

Synthetech maintains property damage insurance, liability insurance, environmental risk insurance and product liability insurance, subject to deductibles that management believes are standard for similarly situated companies in the industry.  However, coverage may be inadequate to cover potential liabilities.

Geographic Areas
See Note M to the accompanying financial statements.

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

Throughout our development during the 1980s, Synthetech also offered contract research services.  These research services were typically provided to pharmaceutical clients and generally involved the development of biocatalytic processes (that is, chemical processes that are affected by the use of enzymes or micro-organisms).  Beginning in fiscal 1990, Synthetech phased out contract research services.  By the end of the 1980s, Synthetech, building on prior experience, began to focus on the production of amino acid based products and other fine chemicals for customers.  With the successful completion of large-scale orders, we have demonstrated our capability as a full-cycle “grams to tons” producer.

Internet Website
We maintain a website on the World Wide Web at www.synthetech.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  We make available, free of charge, on our website a link to Section 16 reports, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  Our reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.  We also post on our website our Code of Ethics for our principal executive officer, principal financial officer and principal accounting officer or controller (or persons performing similar roles).  We intend to post on our website any amendment to or waiver from the Code of Ethics applicable to such officers within four days of any such amendment or waiver.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below as well as the other information contained in this Annual Report on Form 10-K in evaluating us, our business and your investment in us. If any of the following risks actually occur, our business, financial condition, operating results or cash flows could be harmed. Additional risks, uncertainties and other factors that are not currently known to us or that we believe are not currently material may also adversely affect our business, financial condition, operating results or cash flows.

Prior to Fiscal 2007 We Incurred Substantial Losses And Negative Cash Flow. Synthetech returned to profitability in fiscal 2007, recording net income for the year of $193,000.  Synthetech was not profitable from fiscal 2001 through 2006.  During the three year period ending in fiscal 2006, Synthetech incurred a cumulative net loss of $13.7 million, including a $6.3 million non-cash charge for the impairment of property, plant and equipment in fiscal 2005.  In fiscal 2007, 2006, 2005 and 2004, we incurred negative cash flow.  Further significant negative cash flow would impair our ability to continue operations in their present form, if at all.  A return to continuing losses, unanticipated expenses or our pursuit of strategic opportunities may require additional debt or equity financing.  Any required financing may not be available when needed or on acceptable terms.  If we were to raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders would be diluted, and these securities might have rights superior to those of our common stock.  If we were to incur additional indebtedness, our interest expense and leverage would increase and the number of debtors’ claims taking priority over any distributions to shareholders if we were to cease operations would be greater.

The Market For Our Products Is Uncertain, Which Could Cause Period-to-Period Revenue Fluctuations.  Historically, Synthetech has experienced substantial period-to-period revenue fluctuations reflecting the industry environment in which Synthetech operates and fluctuating levels of customer orders.  The market for our products is driven primarily by the market for synthetically manufactured peptide, peptidomimetic small molecule and other drugs and cosmeceuticals into which they are incorporated.  The drug development process is dictated by the marketplace, drug companies and the regulatory environment.  Synthetech has no control over the pace of peptide, peptidomimetic small molecule and other drug development, which drugs get selected for clinical trials, which drugs are approved by the FDA, and, even if approved, the ultimate market potential of such drugs.  Recurring sales of Synthetech’s products for discovery or clinical trial stage development programs are not consistent or predictable.  The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or “follow-on” sales for any particular drug development program.  Accordingly, the level of purchasing by our customers for specific drug development programs varies substantially from period to period and we cannot rely on any one customer or project as a repeat source of revenue.

Sales of Synthetech’s products for marketed drugs provide an opportunity for continuing longer-term sales and the size of the customer orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages.  While not subject to the same high cancellation rate faced by discovery and clinical trial stage drug development programs, the demand for approved drugs remains subject to many uncertainties, including the size of the patient population addressed, efficacy level, drug price, the drug side effects and the existence of other competing drugs.  These factors, which are outside of Synthetech’s control, affect the level of demand for the drug itself and, therefore, the demand for our products.  Since our revenue is composed of sales in all three drug development stages, and since even sales for marketed drugs are subject to cancellation or reduction, Synthetech is likely to continue to experience significant fluctuations in its periodic results.  We face similar challenges in sales in the cosmeceutical market.

We Depend On A Small Number of Customers.  A few Synthetech customers, which generally vary from year to year, and their large-scale projects generally have accounted for the large majority of our revenue each year.  We expect that this dependence will continue.  During fiscal 2007, our top ten customers accounted for approximately 80% of our revenue and two of these customers accounted for approximately 49% of our revenue.  The loss of any key customer or the loss or termination of any large-scale project could significantly harm our operating results, financial condition and business.

Our Products Are Subject To Downward Price Pressure.  As successful customer projects develop into larger volume orders, either during late-stage clinical trials, product pre-launch or for marketed products, Synthetech’s per unit price may decline.  Additionally, the international fine chemicals industry, in which Synthetech is a niche participant, has been marked by overcapacity and increasing competition from developing countries, resulting in downward pressure on pricing.  Downward price pressure and resulting price declines could significantly decrease our gross margin if not offset by an increase in customer requirements.

The Loss Of Any Of Our Key Personnel Could Materially Adversely Affect Our Business. Synthetech’s success depends largely on its CEO, President and COO, its Vice President of Finance and CFO, its Vice President of Operations, its Director of Business Development, its Director of Sales and Marketing, its Technical Director and other key employees, principally its scientists.  Synthetech does not have key-man life insurance on any of these employees. If one or more of these key employees were to resign, the loss could result in delays to production, loss of sales and diversion of management resources.  There is substantial competition for experienced technical, sales and marketing personnel in the fine chemicals industry and many of Synthetech's competitors have greater resources than Synthetech. If Synthetech is unable to retain its existing personnel, or attract and retain additional qualified personnel, it may from time to time experience inadequate levels of staffing which could have a material adverse effect on Synthetech.  Our growth could be limited due to our lack of capacity to produce and market products to customers or we could experience a deterioration in customer service or decreased customer satisfaction.

We Face Increasing Competition. As the market for our products has continued to mature with multi-ton order sizes becoming more prevalent, the competition in our market sector has intensified.  Current competition in the multi-kilo or smaller quantities of natural amino acid based products comes primarily from several European fine chemical companies.  Multi-ton order sizes of these natural amino acid based products have begun to attract a wider group of domestic and international chemical companies.  In the area of synthetic amino acid based products, we face competition on a selective product basis from fine chemical producers in Europe, Japan and the United States.  Competition from companies in developing countries, such as China, India and South Korea, is also emerging and management believes that this source of competition will continue to increase in the foreseeable future.  Competitors with operations based in developing countries may benefit from a lower cost structure than similar operations based in developed countries such as the United States.

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

Our Common Stock Has Been Delisted By Nasdaq.   On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market due to noncompliance with NASDAQ’s minimum bid price requirement.  Prices for Synthetech’s common stock were reported on the over-the-counter (OTC) Pink Sheets under the symbol NZYM.PK through May 22, 2007.  Beginning on May 23, 2007 prices for Synthetech’s common stock are currently reported on the OTC Bulletin Boards under the symbol NZYM.OB.

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

Our Property, Plant and Equipment May Become Further Impaired.  As of March 31, 2007, the net book value of property, plant and equipment reported on our balance sheet was $3.7 million, or approximately 40% of shareholder’s equity.  We perform a periodic assessment of the carrying value of our property, plant and equipment for potential impairment.  If property, plant and equipment is determined to be impaired in the future we would reduce the book value of the applicable assets and record a corresponding charge to our results of operations.  For example, during the fourth quarter of fiscal 2005 we recorded a property, plant and equipment impairment charge totaling $6.3 million.  Please see Note D to the financial statements included herein.

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

Our Business Is Subject To Risks Associated With Doing Business Internationally. Sales to customers outside the United States accounted for approximately 34% of our net sales during fiscal 2007 and 52% and 26% for fiscal 2006 and 2005, respectively.  We expect that international sales will continue to account for a significant percentage of net sales.  Our business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence our ability to sell our products in international markets.  In addition, sales of Synthetech's products are subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports into other countries in which our products may be sold.  We are also subject to similar risks with respect to the importation of raw materials from foreign countries.  Changes in these regulations could increase costs or prevent us from accessing materials necessary for our products.

We Operate From A Single Facility, Which Make Us Vulnerable to any Disruption Thereof, And Demand For Our Products May Not Match Our Manufacturing Capacity. As a manufacturer, Synthetech will continually face risks regarding the availability and costs of raw materials and labor, the potential need for additional capital equipment, increased maintenance costs, plant and equipment obsolescence and quality control.  We utilize a single facility located in Albany, Oregon, which holds our manufacturing, administrative, research and development and all other facilities. We depend on our laboratories and manufacturing facilities for the continued operation of our business.  A disruption in our production or distribution or damage to or destruction of our facility due to an earthquake, explosion or other event could have a material adverse effect on our financial results and business.  Conversely, we may not have sufficient demand to efficiently utilize our capacity, which could also have a material adverse effect on our financial results.

Product Liability Claims Could Have a Material Adverse Effect On Our Business, Reputation Or Financial Condition.  Use of Synthetech’s products in pharmaceuticals and cosmeceuticals and the subsequent testing, marketing and sale of such products involves an inherent risk of product liability.  Claims for product liability could be asserted against us and we may not be able to successfully defend any claim that may be asserted.  Even if Synthetech is successful, the costs of defense could materially affect our business.  A product liability claim could have a material adverse effect on our business, reputation or financial condition.  Our existing insurance coverage may be inadequate to cover our potential liabilities and we are responsible for deductible amounts under each of our insurance policies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

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

ITEM 3.  LEGAL PROCEEDINGS

At March 31, 2007, Synthetech was not involved in any material litigation.  From time to time Synthetech may be involved in litigation arising in the normal course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Synthetech did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our current executive officers.

Name	Age	Positions and Offices with Synthetech	Officer Since
Dr. Daniel T. Fagan(1)	55	Chief Executive Officer	2006
Dr. Gregory R. Hahn(2)	51	President and Chief Operating Officer	2006
Gary A. Weber	49	Vice President of Finance and Administration and Chief Financial Officer	2002
Joel D. Melka	52	Vice President of Operations	1999
Dr. Joseph Murphy	60	Director of Business Development	2003

(1)	Dr. Daniel T. Fagan became our Chief Executive Officer on November 1, 2006.
(2)	Dr. Gregory R. Hahn became our President on September 11, 2006.

Daniel T. Fagan, Ph.D., age 55, Chairman and Chief Executive Officer. Dr. Fagan has served as a Synthetech director since 2001 and was appointed Chair of the Board in 2005 and the sole member of the Strategic Development Committee from February 2006 through October 2006. Since November 1, 2006 Dr. Fagan has been the Chief Executive Officer of Synthetech.  Dr. Fagan was President and CEO and a director of PepTx, Inc., a biopharmaceutical company that is developing peptide based oncology therapeutics from January 2004 through September 2006.  Dr. Fagan continues to serve as a director of PepTx.  From July 2001 through 2003, Dr. Fagan was President of ProGen Biologics LLC, a private biopharmaceutical company that develops healthcare solutions for people suffering from autoimmune diseases. In addition, Dr. Fagan has also been a consultant to the biopharmaceutical industry since November 2000. From 1992 to 2000, Dr. Fagan was employed as the General Manager of Peptides by Mallinckrodt, Inc., a subsidiary of Tyco International that manufactures bulk pharmaceuticals. From 1978 to 1991, he was employed in various capacities, including President, from 1987 to 1991, of Sigma Chemical, a subsidiary of Sigma Aldrich Corporation that manufactures fine chemicals. Dr. Fagan holds a B.A. in Chemistry from Otterbein College and a Ph.D. in Chemistry from Case Western Reserve University.

Gregory R. Hahn, Ph.D., age 51, President and Chief Operating Officer.  Dr. Hahn joined Synthetech as President and Chief Operating Officer in September 2006.  Since 1999, Dr. Hahn worked for the FMC Corporation and most recently was the Organics Global Business Director for its Lithium Division, based in Charlotte, NC.  His experience previous to FMC was as Vice President, Sales, at Sigma Aldrich Fine Chemicals, St. Louis, Missouri and as Marketing and Development Manager at Koch Chemical Company, Corpus Christi, Texas.  Dr. Hahn received his Bachelor of Science in Chemistry from Pacific Lutheran University, Tacoma, Washington, and his Doctor of Philosophy, Organic Chemistry from the University of California, Davis.

Gary A. Weber, age 49, Vice President of Finance and Chief Financial Officer.  Mr. Weber joined Synthetech as Vice President of Finance and Administration in June 2002 and was subsequently appointed to the positions of Chief Financial Officer, Treasurer and Secretary.  From 1998 until March 2002, Mr. Weber was Vice President of Finance for Wah Chang and Oremet-Wah Chang, a division of Allegheny Technologies Incorporated that manufactures specialty metals and chemicals.  From 1994 to 1998 Mr. Weber was Controller for Oregon Metallurgical Corporation, a manufacturer of titanium products.  From 1981 to 1994 Mr. Weber held various positions of increasing responsibility for Coopers & Lybrand, a predecessor firm of PricewaterhouseCoopers.  Mr. Weber is a CPA and holds a B.S. degree in Accounting from the University of Oregon.

Joel D. Melka, age 52, Vice President of Operations.  In May 2002, Mr. Melka was named Vice President of Operations.  He joined Synthetech as Director of Manufacturing in February 1999.  From 1988 to 1999 Mr. Melka first held the position of plant manager and then the position of Director of Manufacturing at ChemDesign Inc., a custom chemical manufacturer.  From 1984 to 1988, Mr. Melka worked for Polaroid Corporation in various manufacturing positions.  Prior to 1984, he spent five years as an officer in the U.S. Navy nuclear submarine service.  Mr. Melka holds a M.Sc. degree in Chemistry from the University of British Columbia and a B.S. in Chemistry from Michigan Technological University.

Joseph Murphy, Ph.D., age 60, Director of Business Development.  Dr. Murphy joined Synthetech in August 2003 as Director of Business Development.  Prior to joining Synthetech, Dr. Murphy performed consulting work during 2002 and 2003 and held senior business development and product manager positions with the following fine chemicals companies: Cambridge-Major Laboratories (Director of Business Development, 2001 to 2002), Degussa Corporation (Business Development Manager, 1999 to 2001), Fisher Scientific (Senior Product Manager, 1994 to 1999) and Eastman Fine Chemicals (Chemical Products Manager, 1991 to 1994).  Between 1984 and 1991, Dr. Murphy was the R&D Manager and a business development associate for Schweizerhall, Inc., a fine chemicals company in South Plainfield, New Jersey specializing in amino acid and peptide intermediates.  During 1983 and 1984, Dr. Murphy conducted peptide research at The Rockefeller University, under the direction of R. B. Merrifield, a 1984 Nobel laureate.  Dr. Murphy holds a B.S. degree and Ph.D. degree in Chemistry from the University of Toronto.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S
COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information.

Stock Listing and Quarterly Highs and Lows:
Synthetech’s common stock was listed on the Nasdaq National Market until March 15, 2005, when it transferred to the Nasdaq SmallCap Market.  On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market.  Prices for Synthetech’s common stock were reported on the over-the-counter (OTC) Pink Sheets under the symbol NZYM.PK through May 22, 2007.  Beginning May 23, 2007 prices for Synthetech’s common stock are reported on the OTC Bulletin Boards under the symbol NZYM.OB.

The following table sets forth the range of high and low bid information and high and low sales prices for the common stock for the last two fiscal years as reported by the OTC Pink Sheets or the Nasdaq SmallCap Market, respectively.  The prices set forth below as reported on the OTC Pink Sheets represent inter-dealer prices, which do not include retail mark-ups and markdowns or any commission to the broker-dealer, and may not necessarily represent actual transactions.

	Fiscal Year Ended March 31,
	2007*		2006
	High	Low	High		Low
First Quarter	$0.55	$0.29	$0.75	*	$0.55	*
Second Quarter	$0.45	$0.27	$0.78	*	$0.01	*	(1)
Third Quarter	$0.74	$0.23	$0.55	**	$0.30	**
Fourth Quarter	$0.96	$0.52	$0.60	**	$0.28	**
___________________
(1)	The reported low of $0.01 was the result of an unintended transaction. The next lowest transaction for the quarter was $0.40.
*	As quoted on the Nasdaq SmallCap Market from March 16, 2005 until October 13, 2005.
**	As reported on the OTC Pink Sheets beginning October 14, 2005.

Stock Performance Graph

	March 31,
	2002	2003	2004	2005	2006	2007

Synthetech, Inc.	$100.00	$65.88	$94.71	$38.24	$17.06	$52.94
NASDAQ Composite	$100.00	$71.63	$109.32	$109.98	$131.49	$138.22
S&P Specialty Chemicals	$100.00	$91.84	$114.22	$135.85	$144.63	$171.20

(b)	Holders. The number of record holders of common stock as of May 31, 2007 was 493.

(c)	Dividends. Synthetech has not paid dividends on its common stock since its inception. We do not anticipate that we will pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from Synthetech’s audited financial statements.  The following data should be read in conjunction with “Item 8.  Financial Statements and Supplementary Data” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year Ended March 31,

Synthetech, Inc.	2007	2006	2005	2004	2003

STATEMENTS OF OPERATIONS DATA:	(in thousands, except per share data)

Revenue	$12,910	$5,819	$9,751	$10,540	$11,289

Cost of revenue	9,269	6,413	8,890	9,831	9,405

Gross income (loss)	3,641	(594)	861	709	1,884

Research and development	1,117	943	659	719	765
Selling, general and administrative	2,282	2,249	2,309	1,872	1,968
Impairment charge property, plant and equipment	-	-	6,305	-	-

Operating income (loss)	242	(3,786)	(8,412)	(1,882)	(849)

Net income (loss)	193	(3,501)	(8,369)	(1,788)	(494)

Basic and diluted income (loss) per share	0.01	(0.24)	(0.58)	(0.12)	(0.03)

	March 31,

	2007	2006	2005	2004	2003

BALANCE SHEET DATA:	(in thousands)

Cash and cash equivalents	$259	$1,233	$1,828	$3,018	$4,665
Marketable securities	-	800	1,300	1,300	1,300
Working capital	5,585	5,044	8,175	9,217	10,671
Total assets	11,332	10,494	13,531	21,987	24,268

Long-term debt, net of current portion	-	-	26	52	75
Retained earnings (deficit)	140	(53)	3,448	11,817	13,605
Shareholders’ equity	9,331	9,088	12,562	20,907	22,552

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements and the notes thereto included within this Annual Report on Form 10-K.  This discussion contains forward-looking statements relating to future events or the future financial performance of Synthetech.  Our actual results could differ materially from those anticipated in these forward-looking statements.  Please see “Forward-Looking Statements” at the end of this discussion and Item 1A “Risk Factors” for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

Synthetech, Inc., based in Albany, Oregon, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  We develop and manufacture amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins, primarily for the pharmaceutical industry.  Synthetech produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations.  Our products support the development and manufacture of therapeutic peptides and peptidomimetic (that is, peptide-like) small molecule drugs from early stages of a customer’s clinical development, through market launch and into commercial production.  Synthetech’s domestic and international customer base includes major pharmaceutical and emerging biopharmaceutical companies, as well as contract drug manufacturing firms.  We also supply catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms.

Market Overview
Synthetech has benefited from the recent improvement in the fine chemicals market. Custom projects over the last twelve months have increased significantly.  We believe that we have been able to capitalize on these new opportunities because of our proprietary technology positions in both amino acid chemistry and multistep chiral organic synthetic chemistry. In addition, several large multinational pharmaceutical companies have made a strategic decision to outsource more of their manufacturing requirements. We believe we are well positioned to compete for these new opportunities because of our long association with the pharmaceutical industry and the fact that we have a large scale domestic manufacturing facility staffed with experienced chemical professionals complemented by a talented R & D group.

We have recently increased our marketing effort with additional personnel to target the rapidly expanding opportunities at biopharmaceutical companies. This new growth opportunity is being driven in large part by the need of large pharmaceutical companies to develop new drugs. A number of block-buster drugs will lose patent protection and become generic over the next five years and large pharmaceutical companies are seeking to offset the impact of this development with increased internal drug development augmented by the in-licensing of promising new drug candidates from emerging pharmaceutical companies. Most of the biopharmaceutical companies have limited manufacturing expertise, providing Synthetech with additional market opportunities.

Business Conditions
Synthetech’s order backlog as of March 31, 2007 plus customer orders through May 31, 2007 totaled approximately $6.7 million.  We expect that a majority of these customer orders will ship during the first half of fiscal 2008, and approximately $650,000 are currently scheduled to ship during the second half of fiscal 2008.  Four orders from different customers, each in excess of $500,000, account for 51% of the above booked orders.  The increase in the number of large order inquiries and resulting order activity is a meaningful improvement compared to the market environment Synthetech encountered during most of fiscal 2006 and is a continuation of the favorable trend which Synthetech experienced in fiscal 2007.

During fiscal 2006, our manufacturing activities and related financial performance were adversely affected by low utilization of our large reactors due to the lack of significant large-scale customer projects.  For fiscal 2007, revenue from large-scale customer projects increased significantly compared to fiscal 2006, primarily as a result of orders from a single customer.  Although Synthetech is involved in many active customer projects, large-scale customer projects represent our main source of revenue.  We are unable to determine with reasonable certainty our revenues relating to large-scale projects beyond our current order base, in part due to unpredictable drug approval processes and the short-term supply chain planning by many of our customers.

Our primary competition is from a variety of fine chemical companies headquartered in Western Europe.  We continue to encounter competition, primarily for more basic products, from developing countries such as India and China that have substantially lower cost structures, where salaries and other costs are a fraction of what they are in industrialized countries.  This trend has resulted in pricing pressures in the United States and is affecting our ability to maintain historical margins and to retain and attract business for some of our products.

Customer Project Pipeline
Our portfolio of clinical pipeline projects remains active and consists of a variety of projects with significant revenue generating potential.  During fiscal 2007 and to date into fiscal 2008, we have experienced significant inquiries about customer projects ranging between $100,000 and $500,000 in revenue.  These projects were a meaningful and stabilizing component of Synthetech’s revenue for fiscal 2007.  Many of these projects have the potential to grow into large-scale projects in the future.

OPERATIONS
The following table sets forth, for the periods indicated, the percentage of revenue represented by each item included in Synthetech’s Statements of Operations.

Percentage of Revenue

	For the Year Ended March 31,

	2007	2006	2005

Revenue	100.0%	100.0%	100.0%
Cost of revenue	71.8%	110.2%	91.2%

Gross income (loss)	28.2%	(10.2%)	8.8%

Research and development	8.7%	16.2%	6.8%
Selling, general and administrative	17.6%	38.7%	23.6%
Impairment charge, property, plant and equipment	-	-	64.7%

Operating income (loss)	1.9%	(65.1%)	(86.3%)

Interest income	0.3%	1.9%	0.5%
Interest expense	0.7%	0.1%	-

Income (loss) before income taxes	1.5%	(63.3%)	(85.8%)

Benefit for income taxes	-	(3.1%)	-

Net income (loss)	1.5%	(60.2%)	(85.8%)

Revenue
Synthetech’s revenue was $12.9 million, $5.8 million and $9.8 million in fiscal 2007, 2006 and 2005, respectively.  Revenue increased 122% in fiscal 2007 as compared to fiscal 2006 and decreased 40% in fiscal 2006 as compared to fiscal 2005.  Increases and decreases in revenue for the specified periods primarily relate to changes in revenue from large-scale customer projects.

Revenue from large-scale customer projects was $6.3 million, $1.2 million, and $6.0 million for fiscal 2007, 2006 and 2005, respectively.  The three large-scale projects for fiscal 2007 were in support of drug development projects for an emerging biopharmaceutical, a contract drug synthesis and a major pharmaceutical company.  These projects approximated 35%, 10% and 5% of fiscal 2007, 2006 and 2005 revenue, respectively.  Each of these three large-scale projects is expected to be a source of revenue in fiscal 2008.  Allowing time for the customer to utilize these recently purchased materials in clinical trials, we expect that revenue from the emerging biopharmaceutical company’s drug development project will be at substantially reduced volumes in fiscal 2008 compared to 2007.

Large-scale project revenue during fiscal 2005 included revenue from six customer projects.  Due to customer inventory levels, expected market demand, the development status of individual customer projects and other matters, Synthetech’s fiscal 2005 portfolio of large-scale projects did not contribute significantly to revenue during fiscal 2006.  Additionally, during fiscal 2006, only one of Synthetech’s small-scale projects developed into a new large-scale project.  Of the $1.2 million in fiscal 2006 large-scale project revenue, approximately $800,000 related to a new project which shipped during the quarter ended March 31, 2006.

In addition to large-scale projects, a significant number of other customer projects contributed to our revenue during fiscal 2007, 2006 and 2005.  While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.

International revenue, mainly from sales to Europe, was $4.4 million in fiscal 2007 and $3.0 million and $2.6 million in fiscal 2006 and 2005, respectively.

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

Gross income
Cost of revenue in fiscal 2007 was $9.3 million, resulting in gross income of $3.6 million.  Cost of revenue in fiscal 2006 was $6.4 million, resulting in a gross loss of $594,000.  Cost of revenue in fiscal 2005 was $8.9 million, resulting in gross income of $861,000.  As a percentage of revenue, gross income (loss) margins were 28.2%, (10.2)% and 8.8% in fiscal 2007, 2006 and 2005, respectively.  Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Compared to fiscal 2006, gross income for fiscal 2007 is primarily a result of a $7.1 million, or 122%, increase in sales between the periods.

Manufacturing department costs increased $1.1 million during fiscal 2007 compared to fiscal 2006, primarily as variable operating costs such as labor, maintenance, supplies and utility expenses increased between the periods as a result of higher production levels.

Manufacturing department costs decreased $1.5 million during fiscal 2006 compared to fiscal 2005, including a $491,000 decrease in depreciation expense resulting from the impairment charge and related reduction in the basis of Synthetech’s property, plant and equipment that was recorded in the fourth quarter of fiscal 2005.  The decrease in manufacturing department costs for fiscal 2006 also included a property tax refund in the amount of $201,000 received during the second quarter of fiscal 2006.  Variable operating costs such as labor, maintenance, supplies and utility expenses also decreased between the periods as a result of lower production levels.

Gross income for fiscal 2007 reflects charges for impaired inventory of $847,000.  The fiscal 2007 charge for impaired inventory includes approximately $116,000 related to the development of a process for an ongoing drug development project for a major pharmaceutical company and approximately $107,000 in support of the development of Synthetech’s new line of solid phase peptide synthesis resins.  Gross loss for fiscal 2006 and gross income for fiscal 2005 reflects charges for impaired inventory of $1.3 million and $1.1 million, respectively.  Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write off.  Synthetech also writes off inventory that is specific to a customer project if the project is discontinued.

Operating Expenses

R&D Expense.  Research and development (R&D) expenses were $1.1 million, $943,000 and $659,000 in fiscal 2007, 2006 and 2005, respectively, or approximately 9% of revenue in fiscal 2007 and 16% and 7% of revenue in fiscal 2006 and 2005, respectively.

The increase of $174,000 in R&D expense between fiscal 2007 and 2006 included:

•
an increase during 2007 of $181,000 in compensation and related costs relating to an increase in the number of chemists employed by Synthetech in response to improving business conditions and the termination of a contract research services agreement with an Indian pharmaceutical company in August 2006 (as discussed below), salary adjustments and costs associated with hiring of new employees; and

•	an increase during fiscal 2007 of $30,000 arising from a reduction in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products, as described below:

partially offset by:

•
a reduction during fiscal 2007 in contract research fees and expenses of $41,000.  The reduction in contract research fees and expenses between fiscal 2007 and 2006 consists of a decrease of $51,000 paid to Paul Ahrens, a Synthetech director and a decrease of $26,000 in fees for contract research services provided by the Indian pharmaceutical company, as discussed below, offset by various increases totaling $36,000.

The increase of $284,000 in R&D expense between fiscal 2006 and 2005 primarily included:

•
an increase during fiscal 2006 in contract research fees and expenses of $177,000.  The increase in contract fees and expenses between fiscal 2006 and 2005 consists of an increase of $117,000 for the Indian pharmaceutical company, an increase of $47,000 for payments to Mr. Ahrens, a Synthetech Director, and an increase in payments of $13,000 to members of Synthetech’s Technology Committee;

•	an increase during fiscal 2006 of $66,000 of expenses incurred for laboratory supplies; and

•	an increase during fiscal 2006 of $30,000 arising from a reduction in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products, as described below.

Commencing in October 2005, Synthetech supplemented its domestic R&D capabilities by engaging a division of an Indian pharmaceutical company to provide contract research and manufacturing.  In August 2006, Synthetech decided that it would be more efficient to access lab and small-scale manufacturing services from this partner on a project-by-project basis rather than engaging it on a monthly basis, and terminated the underlying agreement.  Fees and expenses incurred for contract research services pursuant to the agreement for fiscal 2007 and 2006 were $91,000 and $117,000, respectively.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department will manufacture small-scale products for sale.  The cost of producing these small scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in fiscal 2007, 2006 and 2005 were $53,000, $83,000 and $113,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense was $2.3 million, or 18% of revenue in fiscal 2007, $2.2 million, or 39% of revenue in fiscal 2006, and $2.3 million, or 24% of revenue in fiscal 2005.  SG&A expense remained generally consistent between fiscal 2007, 2006 and 2005.

The increase of $33,000 in SG&A expense between fiscal 2007 and 2006 included:

•
an increase in fees and compensation expenses during fiscal 2007 of approximately $113,000 paid to Dr. Daniel Fagan for his services on the Strategic Development Committee of the Board of Directors, which committee was established in February 2005 and terminated in October 2006, in connection with Dr. Fagan's appointment to the position of Chief Executive Officer effective November 1, 2006;

•
an increase in compensation related costs during fiscal 2007 of $66,000 in connection with an executive signing bonus and temporary living expenses for Dr. Hahn, who commenced service as Synthetech’s President and Chief Operating Officer on September 11, 2006;

•	an increase in performance bonuses during fiscal 2007 of $40,000 for various key executives;

•	an increase in equity compensation for fiscal 2007 of approximately $36,000;

•
an increase in costs for consulting services during fiscal 2007 of $28,000 related to marketing services provided by M. Sreenivasan, Synthetech’s Chief Executive Officer until his retirement on October 31, 2006, partially offset by:

•
a decrease in compensation expense from a non-recurring $125,000 charge during the second quarter of fiscal 2006 for termination benefits related to an executive compensation agreement for Mr. Sreenivasan;

•	a decrease in compensation related costs of $58,000 related to the resignation of Synthetech's Director of Business Development for Europe during fiscal 2006;

•	a decrease in costs for consulting services of $43,000 related to marketing and strategic planning services provided by David Clarke, a former Synthetech director; and

•	a decrease in legal fees of $40,000.

The decrease of $60,000 in SG&A expense between fiscal 2006 and 2005 included:

•	a decrease in consulting fees of $83,000;

•	a decrease in compensation related costs of $34,000 related to the resignation of the Director of Business Development for Europe during fiscal 2006; and

•
a decrease in depreciation expense of $26,000 resulting from the impairment charge and related reduction in basis of Synthetech’s property, plant and equipment that was recorded in the fourth quarter of fiscal 2005;

partially offset by:

•	an increase in compensation expense from a non-recurring charge of $90,000 during fiscal 2006 for termination benefits related to Mr. Sreenivasan's executive compensation agreement.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Impairment charge, property, plant, and equipment
Synthetech’s financial results triggered an assessment of the recoverability of our property, plant and equipment.  During the fourth quarter of fiscal 2007, 2006 and 2005, Synthetech performed an analysis in accordance with SFAS No. 144 of its property, plant and equipment for potential impairment.  Synthetech’s analysis conducted in the fourth quarter of fiscal 2007 and 2006 concluded that the carrying value of its operating facility did not exceed its fair value.  Synthetech’s analysis conducted in the fourth quarter of fiscal 2005 concluded that the carrying value of its operating facility exceeded its fair value. Synthetech recorded a charge for the impairment of buildings, machinery and equipment of $6.3 million during the fourth quarter of fiscal 2005.  Please see Note D to the financial statements included herein and "Critical Accounting Policies and Estimates – Long-Lived Asset Impairment" below.

Interest income
Interest income in fiscal 2007 was $35,000, compared to $113,000 and $49,000 in fiscal 2006 and 2005, respectively.  Interest income arising from a partial refund of prior years’ property taxes added $4,000 and $31,000 to interest income during fiscal 2007 and 2006, respectively.  Other than the interest income related to these tax refunds, Synthetech’s interest income is primarily derived from earnings on our cash equivalents and marketable securities, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Interest expense
Interest expense in fiscal 2007 was $85,000, compared to $8,000 and $6,000 in fiscal 2006 and 2005, respectively.  The increase in interest expense in fiscal 2007 compared to the prior periods relates to interest charges associated with borrowings under Synthetech’s line of credit which is described in Note F to the financial statements included herein.

Income tax benefit
During fiscal 2007, Synthetech recorded an income tax benefit of $1,000 relating to a refund of state taxes paid in a prior year.  During the third quarter of fiscal 2006, Synthetech determined that the amount it was carrying in income tax payable was no longer necessary due to the resolution of a contingency.  Accordingly, Synthetech recognized $180,000 as an income tax benefit in fiscal 2006.  Neither a tax benefit nor tax expense was recorded by Synthetech in fiscal 2005.

Based on Synthetech’s recent history of losses and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net income (loss)
Net income for fiscal 2007 was $193,000, compared to net losses of $3.5 million and $8.4 million for fiscal 2006 and 2005, respectively.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts.  The allowance for doubtful accounts as of March 31, 2007 and March 31, 2006 was $15,000.  For fiscal 2007, Synthetech’s provision for credit losses was $27,000.  Synthetech’s provision for credit losses for fiscal 2006 and 2005 was insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Shipping and handling costs are classified as part of cost of revenue.  Synthetech analyzes its agreements to determine whether elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and SAB 104, “Revenue Recognition”.  Allocation of revenue to individual elements which would qualify for separate accounting is based on the estimated fair value of the respective elements.

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

Production Factors
Synthetech has a full cycle “grams to tons” production capability and has made over 500 products. With over 20 years of experience, Synthetech has developed extensive process technology and is recognized as one of the leaders in our area of expertise.  Nevertheless, initial batches of new products and scaling up production processes for existing products may result in significantly lower than expected yields and extended processing time, and may require substantial rework to meet the required customer specifications.  These factors could cause increased costs and delayed shipments, either of which could negatively affect periodic operating results.

LIQUIDITY AND CAPITAL RESOURCES
Synthetech’s cash, cash equivalents and marketable securities totaled $259,000 at March 31, 2007, compared to $2.0 million and $3.1 million at March 31, 2006 and 2005, respectively.

At March 31, 2007, Synthetech reported working capital of $5.6 million, compared to $5.0 million and $8.2 million at March 31, 2006 and 2005, respectively.  The $541,000 increase in working capital between fiscal 2007 and 2006 was primarily the result of the fiscal 2007 net income of $193,000 plus non-cash charges for depreciation and stock-based compensation, partially offset by capital expenditures of $198,000.

Synthetech’s portfolio of AAA rated marketable securities at March 31, 2006 consisted of auction rate preferred shares from three issuers.  The auction rate securities were subject to auction every seven to 28 days.  At auction, a holder may choose to continue to hold its securities at a new market rate, sell its securities at par or purchase more securities.  Synthetech's marketable securities were held with a major financial institution in Synthetech's name.  Synthetech liquidated its positions in auction rate securities, at par, in May 2006 for total proceeds of $800,000.

In June 2006, Synthetech entered into a new credit facility with a finance company, which is secured by a lien on all of our assets and provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at a fluctuating rate equal to the prime rate plus 3%, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $20,000. The credit facility has a minimum monthly fee of $5,000 which is reduced by interest charges and the collateral management fee.  The credit facility contains no financial covenants and is scheduled to expire on June 15, 2008.  As of March 31, 2007, Synthetech had $644,000 in borrowings outstanding under the new credit facility.

We used cash in our operating activities of $1.9 million in fiscal 2007 and $876,000 and $1.1 million in fiscal 2006 and 2005, respectively.

In fiscal 2007, net income of $193,000, non-cash charges for depreciation of $496,000 and stock-based compensation expense of $42,000 partially offset the amount of cash used in operating activities.  An increase in accounts receivable was the primary use of cash flow used in operating activities.  Accounts receivable increased $1.7 million to $2.2 million at March 31, 2007, from $467,000 at March 31, 2006, primarily due to larger shipments in the fourth quarter of fiscal 2007 compared to the comparable period of fiscal 2006.  Inventory increased $1.2 million to $4.8 million at March 31, 2007, from $3.6 million at March 31, 2006, primarily in support of shipments made or expected to be made in the first half of fiscal 2008.  Including $314,000 of property and casualty insurance premiums financed with a note payable, prepaid expenses increased slightly by $3,000 to $354,000 at March 31, 2007, from $351,000 at March 31, 2006, primarily due to the timing and pricing of the renewal of Synthetech’s various insurance policies during the third quarter of fiscal 2007 less amortization of prepaid expenses over the periods that they benefit.  Accounts payable decreased $124,000 to $782,000 at March 31, 2007, from $906,000 at March 31, 2006.  The accounts payable balance at March 31, 2006 included $191,000 due to a customer for returned material, which was paid in fiscal 2007.  Accrued compensation, which is primarily composed of accrued vacation pay, accrued bonuses and accrued compensation, increased $113,000 to $273,000 at March 31, 2007 from $160,000 at March 31, 2006. An accrual for year-end performance bonuses of $42,000 represents the largest component of the fiscal 2007 increase in accrued compensation.  Accrued termination benefits decreased $88,000 to $124,000 at March 31, 2007 from $212,000 at March 31, 2006.  The accrued termination benefits are recorded pursuant to an executive employment agreement as described in Note H to the accompanying financial statements.  Deferred revenue of $43,000 at March 31, 2007 reflects advance payments on customer orders.

We generated cash in our investing activities of $602,000 in fiscal 2007 and $413,000 in fiscal 2006.  We used cash in our investing activities of $87,000 in fiscal 2005.

As discussed above, during the first quarter of fiscal 2007, Synthetech sold $800,000 of marketable securities, at par. During fiscal 2006, Synthetech sold $1.8 million and purchased $1.3 million of marketable securities, generating cash and cash equivalents of $500,000.  Synthetech used $198,000 of cash for capital expenditures during fiscal 2007, compared to $87,000 in each of fiscal 2006 and 2005.  We have no immediate significant capital expenditures required for fiscal 2008.  We will continue to evaluate our capital requirements and may initiate some capital expenditures if warranted by positive market conditions.  Synthetech expects to finance capital expenditures from cash on hand, internal cash flow or debt financing.

We generated cash in our financing activities of $353,000 in fiscal 2007, compared to cash used in our financing activities of $132,000 and $12,000 in fiscal 2006 and 2005, respectively.

During fiscal 2007 Synthetech borrowed a net $644,000 under its line of credit.  Principal payments under its long-term debt obligations totaled $26,000 during fiscal 2007 and 2006, compared to $24,000 during fiscal 2005.  During fiscal 2007, Synthetech received $8,000 in proceeds from the exercise of stock options.  Proceeds from the stock purchase plan were $0, $5,000 and $14,000 for fiscal 2007, 2006 and 2005, respectively.  In fiscal 2005, Synthetech expended $2,000 repurchasing common stock.

In the third quarter of fiscal 2007 and 2006, Synthetech financed through notes payable in the amount of $314,000 and $202,000, respectively, a portion of its annual premiums for property and casualty insurance.  Repayments under the notes during fiscal 2007 and 2006 were $273,000 and $111,000, respectively.

Cash and cash equivalents decreased $974,000 during fiscal 2007 to $259,000 at March 31, 2007, from $1,233,000 at March 31, 2006.

During fiscal 2007, marketable securities also decreased $800,000 since March 31, 2006.

We believe that our existing cash and cash equivalents, credit facility and any funds generated from operations will be sufficient to support our operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the credit facility, or any funds generated from operations will be sufficient to satisfy our liquidity requirements.

If sources of liquidity are insufficient, we will need to seek debt or equity financing to satisfy our liquidity requirements, which we may be unable to obtain on favorable terms or at all, or to sell assets or further reduce the size of our operations or discontinue our operations.  We anticipate that we will require additional capital, which may be substantial, to implement certain elements of our growth strategy, although we have not yet determined the amount or timing of such additional funding.  We may not be able to obtain required financing to implement our growth strategy.  Any financing Synthetech obtains may dilute the ownership interests of our shareholders or increase our leverage and interest expense.

Contractual Obligations
The following table presents information regarding Synthetech’s known contractual obligations to third parties at March 31, 2007:

Payments Due by Period:

Contractual Obligations	Less than 1 year	1 -3 years	More than 3 years	Total

Credit facility	$644,000	$-	$-	$644,000
Debt maturities	132,000	-	-	132,000
Operating lease obligations	11,000	11,000	-	22,000
Purchase obligations	421,000	-	-	421,000

	$1,208,000	$11,000	$-	$1,219,000

OFF-BALANCE SHEET ARRANGEMENTS
Synthetech has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a "safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, statements regarding:  future operating results; inquiries from customers and potential customers about potential projects; the potential of small-scale and mid-size projects to grow into large-scale projects; expected revenue from and shipping dates for customer orders; implementation of our growth strategy, and our ability to finance our growth strategy; the condition of the fine chemicals industry, including recent improvements, expanding opportunities at biopharmaceutical companies, and increasing competition from developing countries; costs for regulatory compliance and quality assurance; the status and progress of customer drug development efforts; results of international sales and distribution efforts; financing current and future capital expenditures and the amount of such expenditures; adequacy of our cash and cash reserves; our ability to borrow under our credit facility and to extend or replace the facility; and the effect of any change in foreign currency exchange rates are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.

Actual results could differ materially from management'sexpectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Risks and uncertainties that could cause actual results to differ significantly from management’s expectations include:  uncertainty regarding our ability to continue our operations; our limited financial and other resources; the uncertain market for our products; changes in the fine chemicals industry; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; higher than expected cash use, or inability to borrow funds under our credit facility or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors; industry cost factors and conditions; competition; government regulation; labor disputes; technological changes; international business risks; and other factors described in Item 1A "Risk Factors."  That section, along with other sections of this Annual Report on Form 10-K, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.  Additional risks and uncertainties not presently known to Synthetech or that Synthetech currently deems immaterial also may impair our business or operations.  If any of the following risks actually occur, Synthetech’s business, financial condition and operating results could be materially adversely affected.  Synthetech does not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that Synthetech files from time to time with the Securities and Exchange Commission.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts as of March 31, 2007.  For existing company transactions denominated in a foreign currency, we believe that the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Synthetech, Inc.
Albany, Oregon

We have audited the accompanying balance sheet of Synthetech, Inc. as of March 31, 2007, and the related statements of operations, shareholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
June 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Synthetech, Inc.:

We have audited the accompanying balance sheet of Synthetech, Inc. as of March 31, 2006, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two- year period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2006 and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Portland, Oregon
May 12, 2006, except for note P,
which is as of June 20, 2006

SYNTHETECH, INC.

BALANCE SHEETS

	March 31,	March 31,
	2007	2006

Assets

Current Assets
Cash and cash equivalents	$259,000	$1,233,000
Marketable securities	-	800,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,195,000	467,000
Inventories	4,778,000	3,599,000
Prepaid expenses	354,000	351,000

Total Current Assets	7,586,000	6,450,000

Property, Plant and Equipment, net	3,746,000	4,044,000

Total Assets	$11,332,000	$10,494,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

BALANCE SHEETS
(continued)

	March 31,	March 31,
	2007	2006

Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit	$644,000	$-
Current portion of long term debt	-	26,000
Note payable	132,000	91,000
Accounts payable	782,000	906,000
Accrued compensation	273,000	160,000
Accrued termination benefits	124,000	212,000
Deferred revenue	43,000	-
Other accrued liabilities	3,000	11,000

Total Current Liabilities	2,001,000	1,406,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,547,000 and 14,522,000 shares	15,000	15,000
Paid-in capital	9,176,000	9,126,000
Retained earnings (deficit)	140,000	(53,000)

Total Shareholders' Equity	9,331,000	9,088,000

Total Liabilities and Shareholders' Equity	$11,332,000	$10,494,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF OPERATIONS

For The Year Ended March 31,	2007	2006	2005

Revenue	$12,910,000	$5,819,000	$9,751,000
Cost of revenue	9,269,000	6,413,000	8,890,000

Gross income (loss)	3,641,000	(594,000)	861,000

Research and development	1,117,000	943,000	659,000
Selling, general and administrative	2,282,000	2,249,000	2,309,000
Impairment charge property, plant and equipment	-	-	6,305,000

Operating income (loss)	242,000	(3,786,000)	(8,412,000)

Interest income	35,000	113,000	49,000
Interest expense	(85,000)	(8,000)	(6,000)

Income (loss) before income taxes	192,000	(3,681,000)	(8,369,000)

Income tax benefit	(1,000)	(180,000)	-

Net income (loss)	$193,000	$(3,501,000)	$(8,369,000)

Net income (loss) per common share:

Basic and diluted income (loss) per share	$0.01	$(0.24)	$(0.58)

Weighted average shares outstanding:

Basic	14,529,148	14,476,800	14,459,642

Diluted	14,746,952	14,476,800	14,459,642

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

					RETAINED
	COMMON STOCK		PAID-IN	DEFERRED	EARNINGS
	SHARES	AMOUNT	CAPITAL	COMPENSATION	(DEFICIT)	TOTAL
Balance, March 31, 2004	14,452,000	$14,000	$9,103,000	$(27,000)	$11,817,000	$20,907,000

Net loss	-	-	-	-	(8,369,000)	(8,369,000)
Repurchase of common stock	(2,000)	-	(2,000)	-	-	(2,000)
Issuance of stock for purchases under
the Employee Stock Purchase Plan	20,000	-	14,000	-	-	14,000
Reversal of compensation on stock
options cancelled / forfeited	-	-	(15,000)	15,000	-	-
Amortization of deferred compensation	-	-	-	12,000	-	12,000

Balance, March 31, 2005	14,470,000	$14,000	$9,100,000	-	$3,448,000	$12,562,000

Net loss	-	-	-	-	(3,501,000)	(3,501,000)
Issuance of stock for purchases under
the Employee Stock Purchase Plan	11,000	-	5,000	-	-	5,000
Issuance of restricted stock awards	41,000	1,000	21,000	-	-	22,000

Balance, March 31, 2006	14,522,000	$15,000	$9,126,000	-	$(53,000)	$9,088,000

Net income	-	-	-	-	193,000	193,000
Issuance of stock for the exercise
of stock options	25,000	-	8,000	-	-	8,000
Stock based compensation	-	-	42,000	-	-	42,000

Balance, March 31, 2007	14,547,000	$15,000	$9,176,000	-	$140,000	$9,331,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
STATEMENTS OF CASH FLOWS

For The Year Ended March 31,	2007	2006	2005

Cash Flows From Operating Activities:
Net income (loss)	$193,000	$(3,501,000)	$(8,369,000)
Adjustments to reconcile net income (loss) to
Cash used in operating activities:
Impairment charge, property, plant & equipment	-	-	6,305,000
Depreciation expense	496,000	543,000	1,076,000
Stock-based compensation expense	42,000	22,000	-
Amortization of deferred compensation	-	-	12,000
(Increase) decrease in assets:
Accounts receivable, net	(1,728,000)	1,708,000	(893,000)
Inventories	(1,179,000)	(245,000)	818,000
Prepaid expenses	311,000	225,000	47,000
Increase (decrease) in liabilities:
Accounts payable	(124,000)	418,000	(71,000)
Accrued compensation	113,000	9,000	(27,000)
Accrued termination benefits	(88,000)	125,000	35,000
Deferred revenue	43,000	-	-
Income taxes payable	-	(180,000)	-
Other accrued liabilities	(8,000)	-	(24,000)
Cash Used In Operating Activities	(1,929,000)	(876,000)	(1,091,000)

Cash Flows From Investing Activities:
Property, plant and equipment purchases	(198,000)	(87,000)	(87,000)
Purchase of marketable securities, available for sale	-	(1,300,000)	-
Sale of marketable securities, available for sale	800,000	1,800,000	-
Cash Provided By (Used In) Investing Activities	602,000	413,000	(87,000)

Cash Flows From Financing Activities:
Proceeds from line of credit	644,000	-	-
Principal payments under long-term debt obligations	(26,000)	(26,000)	(24,000)
Repayment of note payable	(273,000)	(111,000)	-
Proceeds from stock purchase plan	-	5,000	14,000
Repurchase of common stock	-	-	(2,000)
Proceeds from stock option exercises	8,000	-	-
Cash Provided By (Used In) Financing Activities	353,000	(132,000)	(12,000)

Decrease in Cash and Cash Equivalents	(974,000)	(595,000)	(1,190,000)
Cash and Cash Equivalents – Beginning of Year	1,233,000	1,828,000	3,018,000

Cash and Cash Equivalents – End of Year	$259,000	$1,233,000	$1,828,000
Non -Cash Financing Activities
Insurance premiums financed with note payable	$314,000	$202,000	-
Cancellation / Forfeiture of stock options issued below fair value	-	-	$15,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A.	GENERAL AND BUSINESS

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

Cash and Cash Equivalents:  Cash and cash equivalents include demand cash and highly liquid debt instruments with maturities of three months or less when purchased.  Synthetech may have cash and cash equivalents in financial institutions in excess of federally insured limits.

Cash and cash equivalents consist of the following:
	March 31,	March 31,
	2007	2006

Cash	$209,000	$291,000
Cash equivalents	50,000	942,000
	$259,000	$1,233,000

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

At March 31, 2006, our investment in marketable securities, available-for-sale, included $800,000 of auction rate preferred shares.  Investments in these securities were recorded at cost, which approximated fair market value due to the investments’ variable interest rates, which typically reset every seven to 28 days based upon the results of an auction.  As a result of the periodic adjustment in rates, Synthetech had no cumulative gross unrealized holding gains or losses or gross realized gains or losses from these securities.  All income from the available-for-sale securities was recorded in interest income.  Synthetech liquidated its positions in these securities, at par, in May 2006.

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of March 31, 2007 and 2006 was $15,000.  For the year ended March 31, 2007, Synthetech’s provision for credit losses was $27,000; the provisions for fiscal 2006 and 2005 were insignificant.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents, marketable securities and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Marketable securities are discussed above.  Synthetech’s customers consist primarily of major pharmaceutical, emerging biopharmaceutical and contract drug synthesis companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At March 31, 2007, four customers had accounts receivable balances of 30%, 27%, 13% and 11% of total accounts receivable.  At March 31, 2006, four customers had accounts receivable balances of 21%, 15%, and two at 11% of total accounts receivable.  During fiscal 2007, Synthetech’s ten largest customers accounted for approximately 80% of our revenue and two of these customers accounted for approximately 49% of our revenue.  During fiscal 2006, Synthetech’s ten largest customers accounted for approximately 71% of our revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), Synthetech assesses the impairment of property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  If Synthetech determines that the carrying value of property, plant and equipment may not be recoverable, we compare the carrying values of our property, plant and equipment to the undiscounted cash flows expected to be generated by the asset group.  If the carrying value exceeds the undiscounted cash flows an impairment charge may be recorded.  An impairment charge is recognized to the extent that the carrying amount of property, plant and equipment is in excess of their determined fair value.

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

Comprehensive Income or Loss:  Synthetech has no material components of comprehensive income/loss other than net income/loss.  Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.

Income (Loss) Per Share:  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128.  For the years ended March 31, 2006 and 2005, the  weighted average shares used to compute diluted loss per share did not differ from the weighted average shares used to compute basic loss per share.

The following common stock equivalents were excluded from the dilutive income (loss) per share computation because their effect would have been anti-dilutive:

	For the year ended March 31,
	2007	2006	2005

Common stock options outstanding	1,178,800	1,526,451	1,265,300

Supplemental cash flow disclosures are as follows:
Cash paid during the year for:
	For the year ended March 31,
	2007	2006	2005

Interest	$85,000	$8,000	$6,000

Stock-Based Compensation:  Effective April 1, 2006, Synthetech adopted SFAS No. 123(R) “Share-Based Payments” using the modified prospective transition method and, therefore, has not restated results for prior periods.  Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).  Stock-based compensation expense for all stock-based compensation awards granted after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Synthetech recognizes these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of one to five years for stock options.

Prior to the adoption of SFAS No. 123(R), Synthetech measured compensation expense for its employee and director stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).  Synthetech applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as if the fair-value based method had been applied in measuring compensation expense.  Under APB No. 25, compensation expense was recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price.  Resulting compensation expense was recognized over the vesting period.  Please refer to Note L to these condensed financial statements for a further discussion of stock-based compensation.

Fair value of financial instruments:  The carrying value of all financial instruments classified as current assets or current liabilities are deemed to approximate fair value because of the short maturity of these instruments.

Reclassifications:  Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).  Among other things, FIN No. 48 requires the application of a “more likely than not” threshold to the de-recognition of tax positions, and provides for enhanced quantitative and qualitative disclosures regarding unrecognized tax benefits resulting from tax positions taken by an entity.  This Interpretation is effective for Synthetech on April 1, 2007.  Synthetech does not believe that adoption of FIN NO. 48 will have a material impact on its financial statements.

NOTE C.	INVENTORIES

The major components of inventories are as follows:
	March 31,
	2007	2006
Finished products	$2,051,000	$1,862,000
Work-in-process	1,106,000	572,000
Raw materials	1,621,000	1,165,000

	$4,778,000	$3,599,000

NOTE D.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Depreciable Life	March 31,
	In Years	2007	2006
Land	-	$241,000	$241,000
Buildings	15–40	1,616,000	1,611,000
Machinery and equipment	5–17	2,382,000	2,276,000
Laboratory equipment	5–17	1,058,000	1,012,000
Furniture and fixtures	3–5	82,000	52,000
Construction in process	-	7,000	-
		5,386,000	5,192,000

Less:
Accumulated depreciation		(1,640,000)	(1,148,000)

		$3,746,000	$4,044,000

Synthetech’s operating losses during fiscal 2005 triggered an assessment of the recoverability of its property, plant and equipment.  During the fourth quarter of fiscal 2005, Synthetech performed an analysis in accordance with SFAS No. 144 of its property, plant and equipment for potential impairment.  Synthetech’s analysis conducted in the fourth quarter of fiscal 2005 concluded that the carrying value of its operating facility exceeded its fair value and Synthetech recorded a charge for the impairment of buildings, machinery and equipment of $6.3 million.  The items of property plant and equipment affected by the fiscal year 2005 charge for impairment are continuing to be used in Synthetech’s operations.

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

The benefit for income taxes in the accompanying statements of operations consist of the following:

	Year Ended March 31,
	2007	2006	2005
Current:
Federal	$-	$(180,000)	$-
State	(1,000)	-	-
	$(1,000)	$(180,000)	$-
Deferred:
Federal	-	-	-
State	-	-	-
	$-	$-	$-

	$(1,000)	$(180,000)	$-

Significant components of Synthetech’s deferred tax assets and liabilities are as follows:

	March 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$4,261,000	$4,319,000
Fixed asset impairment	2,523,000	2,523,000
Inventory	57,000	81,000
Accrued compensation	86,000	54,000
Accrued termination benefits	49,000	85,000
Other	21,000	21,000
Valuation allowance	(5,226,000)	(5,306,000)
Total net deferred tax assets	$1,771,000	$1,777,000

Deferred tax liabilities:
Depreciation	(1,771,000)	(1,777,000)
Total deferred tax liabilities	$(1,771,000)	$(1,777,000)

Deferred taxes, net	$-	$-

Based on Synthetech’s recent history of losses and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.  The deferred tax valuation allowance decreased $80,000 in fiscal 2007 and increased $1.4 million in fiscal 2006.

The reconciliation between the effective tax rate (benefit) and the statutory federal income tax rate (benefit) is as follows:

	For the Year Ended March 31,
	2007	2006	2005
Statutory federal tax rate (benefit)	34.0%	(34.0%)	(34.0%)
State taxes, net of federal tax (benefit)	4.4	(4.4)	(4.4)
Deferred tax valuation allowance	(41.7)	38.4	38.4
Other	2.9	(4.9)	-
Effective tax rate (benefit)	(0.4)	(4.9)	-

As of March 31, 2007, Synthetech had gross federal and state of Oregon net operating loss carryforwards of approximately $10,100,000 and $13,700,000, which will expire beginning in fiscal 2023 and 2016, respectively.

NOTE F.	LINE OF CREDIT

In June 2006, Synthetech entered into a new credit facility with a finance company.  The credit facility provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at prime plus 3%, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $5,000 which is reduced by interest charges and the collateral management fee.  The facility is collateralized by cash, cash equivalents, marketable securities, accounts receivable, inventories and property, plant and equipment.  The credit facility contains no financial covenants and is scheduled to terminate on June 15, 2008.  The amount outstanding under the facility as of March 31, 2007 was $644,000.

NOTE G.	NOTE PAYABLE

During October and November 2006, Synthetech financed $314,000 of annual premiums for certain of its insurance policies.  As of March 31, 2007, remaining payments under the financings consisted of four monthly installments of $36,000 and a final installment due in August 2007 of $26,000, including interest at 7.6%.  The amount outstanding under the finance agreements as of March 31, 2007 was $132,000.

In November 2005, Synthetech financed $202,000 of annual premiums for certain of its insurance policies.  Payments under the financing consisted of nine monthly installments of $23,000, including interest at an annual rate of 6.84%.  The final payment was paid in August 2006.  The amount outstanding under the finance agreement as of March 31, 2006 was $91,000.

NOTE H.	ACCRUED TERMINATION BENEFITS

In accordance with an employment agreement between Synthetech and Synthetech’s former President and Chief Executive Officer, upon termination of employment, the former executive is to receive one year of base salary and healthcare benefits, to be paid in twelve monthly installments.  An estimate of the amount remaining to be paid under this agreement, $124,000, is reported as a current liability on Synthetech’s March 31, 2007 balance sheet.

NOTE I.	LONG TERM DEBT

In 1997, Synthetech entered into a note payable with the City of Albany for payment of wastewater system development charges assessed in connection with Synthetech’s plant expansion.  The note bore interest of 9.0% per annum and was due in monthly installments of $2,459 through February 2007.  The note was secured by Synthetech’s property, plant and equipment.  The remaining balance of the note payable was $0 and $26,000, as of March 31, 2007 and 2006, respectively.

NOTE J.	SHAREHOLDERS' EQUITY

Shareholders Rights Plan
In July 1998, Synthetech adopted a Shareholder Rights Plan (the Rights Plan).  Under the Rights Plan, Synthetech declared a dividend of one common share purchase right (a Right) for each share of common stock outstanding at the close of business on August 4, 1998.  The Rights are attached to, and automatically trade with, the outstanding shares of Synthetech’s common stock.  Under certain conditions, each right may be exercised to purchase one share of common stock at a purchase price of $30 per share, subject to adjustment.  In the event that a person or group acquires 15% or more of Synthetech’s common stock, each Right will entitle all other shareholders to purchase from Synthetech common stock having a market value equal to two times the exercise price of the Right.  In addition, if Synthetech is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, proper provision will be made so that each shareholder with unexercised Rights will be entitled to purchase common stock of the acquirer with a value of twice the exercise price of the Rights.  Synthetech is entitled to redeem the Rights at $.0001 per Right at any time prior to the earlier of the expiration of the Rights in July 2008 or the time that a person or group has acquired a 15% position.  The Rights do not have voting or distribution rights.

NOTE K.	401(K) PROFIT SHARING PLAN

Synthetech established a 401(k) Profit Sharing Plan on April 1, 1992.  This plan is offered to eligible employees, who may elect to contribute up to 20% of compensation and includes a company matching contribution.  Synthetech’s matching contribution is $0.50, $0.75 or $1.00 for each $1.00 contributed, up to 10% of compensation depending on the employee's length of service with Synthetech.  Synthetech’s matching contribution becomes fully vested for each employee after 5 years of employment.  Synthetech matching contributions for fiscal 2007, 2006 and 2005 were $124,000, $118,000 and $104,000, respectively.

NOTE L.	EMPLOYEE STOCK BENEFIT PLANS

Description of the Plans

Employee Stock Purchase Plan
In July 2000, Synthetech established an employee stock purchase plan (or ESPP) for the benefit of its employees.  The plan is qualified under Section 423 of the Internal Revenue Code.  Under the ESPP, substantially all employees may purchase Synthetech’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ESPP were limited to 15 percent of an employee’s eligible compensation, up to a maximum of $15,000, in any plan year.  No shares were issued under the ESPP during fiscal 2007, 11,000 and 20,000 shares were issued in fiscal 2006 and 2005, respectively.  In February 2007, the Board of Directors terminated all operations of the ESPP.

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.  Options generally vest in equal annual installments between the date of grant and two to five years from the date of grant although individual options may have different vesting terms.  All options expire no later than ten years from the date of grant.  As of March 31, 2007, 544,450 shares were available for issuance under the 2005 Plan.

On April 17, 2007, the Compensation Committee of the Board of Directors awarded key employees 525,000 options to purchase Synthetech’s common stock. The options were awarded at $0.87 per share, the market price of Synthetech’s common stock on the date of grant.  The nonqualified stock options were not issued as part of the 2005 Plan and Synthetech will register the underlying shares under the Securities Act of 1933.  One-third of these options vest on the date of grant, one-third vest on their first anniversary and the remaining one-third vest on the second anniversary of the date of grant.

Effective March 29, 2006, Synthetech’s Board of Directors approved the vesting acceleration of all unvested, out-of-the-money stock options outstanding under the 2005 Plan.  Vesting was accelerated for stock options that had exercise prices equal to or greater than $0.43 per share, which was the lowest grant price of any unvested option on March 29, 2006.  In connection with the modification of the terms of these options to accelerate their vesting, approximately $205,000 was recorded as stock compensation expense on a pro forma basis in accordance with SFAS No. 123.  This action was taken to reduce the impact of further compensation expense that Synthetech would otherwise be required to recognize in future Statements of Operations pursuant to SFAS No. 123(R), which became applicable for Synthetech on April 1, 2006.  Synthetech’s Board of Director’s also believed that the acceleration would have a positive effect on employee morale, retention and the perception of option value.

Stock Option Agreements – The right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a one to five-year period.  The options, which are generally granted with option exercise prices equal to the fair market value of Synthetech shares on the date of grant, expire within ten years from the date of grant.  Synthetech has not issued any options to consultants or advisors.  Stock options are a component of director’s compensation.

Restricted stock awards (RSAs) – Awards of restricted stock may be either grants of restricted stock, restricted stock units or performance-based stock units that are issued at no cost to the recipient.  For RSAs, at the date of grant, the recipient has the rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture.  Synthetech’s most recently issued RSAs had an original vesting period of two years.  Synthetech has not awarded restricted stock units or performance-based stock units.  Compensation cost for RSAs is determined using the market value of Synthetech’s common stock on the date of grant and the resulting expense is recognized on a straight-line basis over the vesting term.

Other Stock Grant
Dr. Gregory Hahn commenced employment with Synthetech on September 11, 2006, as Synthetech’s President and Chief Operating Officer.  In accordance with his employment agreement, Synthetech awarded Dr. Hahn 300,000 options to purchase Synthetech common stock.  The options were awarded at the market price of Synthetech’s common stock on the date of grant.  The options were not granted under the 2005 Plan.

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the three years ended March 31, 2007 is presented below:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, April 1, 2004	1,037,650	$1.70
Granted	270,450	$1.62
Exercised	-	-
Canceled	(42,800)	$1.66
Options outstanding, March 31, 2005	1,265,300	$1.71
Granted	434,500	$0.40
Exercised	-	-
Canceled	(173,349)	$1.61
Options outstanding, March 31, 2006	1,526,451	$1.34	7.1
Granted	390,000	$0.32
Exercised	(25,000)	$0.33
Canceled	(97,651)	$1.45
Options outstanding, March 31, 2007	1,793,800	$1.13	7.0	$428,000

Options exercisable, March 31, 2007	1,538,803	$1.26	6.6	$279,000

The weighted-average grant date fair value of options granted during fiscal 2007 was $0.21.  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on March 31, 2007.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of March 31, 2007, $39,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.8 years.

The following table summarizes information with respect to options outstanding and options exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Exercise Price Range	Shares	Price	Life	Shares	Price
$0.16 - $0.92	831,000	$0.39	8.9	576,003	$0.42
$1.08 - $1.82	719,900	$1.53	5.6	719,900	$1.53
$2.07 - $2.50	181,100	$2.09	5.0	181,100	$2.09
$3.13 - $4.56	61,800	$3.63	3.0	61,800	$3.63

	1,793,800	$1.13	7.0	1,538,803	$1.26

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

Expected Term

Expected term is the period of time over which the options granted are expected to remain outstanding, and is based on an average of the vesting period and the term of the option.  Options granted have a term of ten years.  An increase in the expected term life will increase compensation expense.

Dividend Yield

Synthetech has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.  An increase in the dividend will decrease compensation expense.

Recognition of Compensation Expense and Forfeitures

The fair value of each option is amortized into compensation expense on a straight-line basis over the vesting period.  Synthetech reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of options that are expected to be forfeited before becoming fully vested.  Synthetech determined that due to the nature and small number of option recipients in fiscal 2007, an assumption of zero forfeitures was appropriate.  An increase in the forfeiture rate would decrease compensation expense.

The weighted-average fair value of stock options was determined utilizing the assumptions below:

For the year ended
March 31, 2007

Expected price volatility	72%
Risk-free interest rate	4.71%
Expected term in years	5.56
Dividend yield	-

Expense Information under SFAS No. 123(R)

Stock-based compensation expense was allocated as follows:

For the year ended
March 31, 2007
Stock-based compensation expense:
Cost of revenue	-
Operating expenses	$ 42,000
Stock-based compensation expense
before income taxes	$ 42,000
Income tax expense (benefit)	-
Total stock-based compensation
expense after income taxes	$ 42,000

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2007

Prior to fiscal 2007, Synthetech followed the disclosure-only provisions of SFAS No. 123, as amended.  The following table illustrates the effect on net loss and loss per share for fiscal 2006 and 2005 if the fair value recognition provisions of SFAS No. 123, as amended, had been applied to options granted under Synthetech’s equity-based compensation plans.  For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.  If Synthetech had recognized the expense of equity-based compensation programs in its Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes, if any.

	For the year ended March 31,
	2006	2005
Net loss, as reported	$(3,501,000)	$(8,369,000)
Add: Stock compensation expense included in reported net loss	22,000	12,000
Stock compensation expense	(436,000)	(190,000)

Pro forma net loss	$(3,915,000)	$(8,547,000)

Net loss per share:
Basic and Diluted – as reported	$(0.24)	$(0.58)
Basic and Diluted – pro forma	$(0.27)	$(0.59)

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

For purposes of the weighted-average estimated fair value calculations, the fair value of each stock option and ESPP grant was estimated on the date of grant using the Black-Scholes option model and the following assumptions:

	Stock Options		ESPP
For the year ended March 31,	2006	2005	2006	2005

Dividend yield	-	-	-	-
Risk-free interest rate	4.71%	3.92%	2.62%	0.71%
Expected volatility	64%	58%	102%	65%
Expected life (in years)	7.00	7.00	0.50	0.50

Weighted-average fair value of options and purchase rights granted:
At market value	$ 0.26	$ 1.00	-	-
Below market value	-	-	$ 0.29	$ 0.53
All awards granted	$ 0.26	$ 1.00	$ 0.29	$ 0.53

NOTE M.	SEGMENT INFORMATION; SIGNIFICANT CUSTOMERS; FOREIGN SALES

Synthetech operates in one business segment for the development and production of amino acid derivatives, specialty amino acids, peptide fragments, specialty resins and proprietary custom chiral intermediates.  Long-lived assets, other than in the United States, are not material.

Significant Customers: During fiscal 2007, two customers accounted for approximately 49% of revenue.  During fiscal 2006, one customer accounted for approximately 16%, of Synthetech’s revenue.  During fiscal 2005, three customers accounted for an aggregate of approximately 47% of Synthetech’s revenue.

The following table reflects sales and percent of total sales based on the geographic location of the customer:

	For the year ending March 31,
	2007		2006		2005
United States	$8,550,000	66.2%	$2,798,000	48.1%	$7,180,000	73.6%
Europe	4,176,000	32.3	2,908,000	50.0	2,456,000	25.2
Japan	103,000	0.8	30,000	0.5	80,000	0.8
Other	81,000	0.7	83,000	1.4	35,000	0.4

Total	$12,910,000	100%	$5,819,000	100%	$9,751,000	100%

NOTE N.	RELATED PARTY TRANSACTIONS

In February 2006, the Board of Directors established a Strategic Development Committee and appointed Dr. Daniel Fagan, Chairman of the Board, as the sole committee member.  Dr. Fagan received a monthly retainer of $10,000.  Committee fees and expenses incurred by Synthetech under this arrangement during fiscal 2007 were $72,000.  Effective November 1, 2006, the Strategic Development Committee of the Board of Directors was terminated when Dr. Fagan was appointed Synthetech’s Chief Executive Officer.  Dr. Fagan continues to serve as Synthetech’s Board Chairman.

Synthetech had engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts, and, until May 31, 2005, had engaged David Clarke, a former Director, to assist with Synthetech’s marketing and strategic development efforts.  Aggregate fees and expenses incurred by Synthetech under these arrangements during fiscal 2007 and 2006 were $1,000 and $95,000, respectively.

NOTE O.	SYNTHETECH COMMON STOCK

On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market due to noncompliance with NASDAQ’s minimum bid price requirement.  Prices for Synthetech’s common stock were reported on the over-the-counter (OTC) Pink Sheets under the symbol NZYM.PK through May 22, 2007.  Beginning on May 23, 2007 prices for Synthetech’s common stock are currently reported on the OTC Bulletin Boards under the symbol NZYM.OB .

NOTE P.	LIQUIDITY

Synthetech returned to profitability in fiscal 2007, recording net income for the year of $193,000.  Management believes that Synthetech’s existing cash and cash equivalents, credit facility and any funds generated from operations will be sufficient to support operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the credit facility, or any funds generated from operations will be sufficient to satisfy Synthetech’s liquidity requirements.

If sources of liquidity are insufficient, Synthetech will need to seek debt or equity financing to satisfy liquidity requirements, which Synthetech may be unable to obtain on favorable terms or at all, or to sell assets or further reduce the size of its operations or discontinue operations.  Any financing Synthetech obtains may dilute the ownership interests of shareholders or increase leverage and interest expense.

Supplementary Financial Data (unaudited)

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2007 is as follows:

	Year Ended March 31, 2007
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$1,743	$3,187	$3,724	$4,256
Gross income	45	1,077	1,293	1,226
Operating income (loss)	(795)	203	520	314
Net income (loss)	(785)	198	498	282
Basic and diluted loss per share (1)	$(0.05)	$0.01	$0.03	$0.02

	Year Ended March 31, 2006
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$1,194	$1,054	$1,736	$1,835
Gross income (loss)	(339)	(268)	(33)	46
Operating loss	(1,102)	(1,135)	(837)	(712)
Net loss (2)	(1,082)	(1,081)	(640)	(698)
Basic and diluted loss per share (1)	$(0.07)	$(0.07)	$(0.04)	$(0.05)

______________________
(1)
As a result of rounding and shares issued during the year, earnings per share for the year’s four quarters, which are based on weighted average shares outstanding during each quarter, may not equal the annual earnings per share, which is based on the weighted average shares outstanding during the year.

(2)
During the third quarter of fiscal 2006, Synthetech determined that the amount it was carrying in income tax payable was no longer necessary due to the resolution of a contingency.  Accordingly, Synthetech reported $180,000 as an income tax benefit.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported.

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

There has been no change in our internal control over financial reporting during the fourth quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required about Synthetech's executive officers by this Item is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.  The remaining information required by this item is set forth in Synthetech's Proxy Statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in Synthetech's Proxy Statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

During fiscal 2007, Synthetech maintained three equity compensation plans, each of which has been approved by our shareholders:  the 2000 Stock Incentive Plan (the 2000 Plan), the 2000 Employee Stock Purchase Plan (the ESPP) and the 2005 Equity Incentive Plan (the 2005 Plan).  In February 2006, the Board of Directors suspended operations of the ESPP until further notice and in February 2007, the Board of Directors terminated the ESPP.  During fiscal 2007 we issued nonqualified options to purchase Synthetech common stock outside of any stock plan approved by our shareholders.  The following table summarizes information about equity awards as of March 31, 2007.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,493,800	$1.29	544,450 (1)
Equity compensation plans not approved by security holders	300,000	$0.31	-

(1)
Consists of shares available for issuance under the 2005 Plan.  Shares previously available for issuance under our 2000 Plan were rolled into our 2005 Plan upon its approval by our shareholders on August 11, 2005 and any shares subject to outstanding awards under our 2000 Plan on that date that cease to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in shares) likewise roll into our 2005 Plan, up to an aggregate maximum of 1,303,750 shares.  Shares available for issuance under our 2005 Plan may be granted in the form of stock options, stock awards, restricted stock awards, restricted stock units, stock appreciation rights or any other form of equity compensation approved by the Compensation Committee or the Board.

Description of Equity Compensation Not Approved By Stockholders

Equity Compensation Awards Granted Outside of the 2005 Plan

On September 11, 2006, the Compensation Committee granted nonqualified stock options outside of the 2005 Plan, but governed by the terms and conditions of the 2005 Plan, as an inducement award for Synthetech's newly hired President and Chief Operating Officer, Dr. Gregory Hahn, to purchase 300,000 shares of our common stock at an exercise price of $0.31 per share.

Administration. These options may be administered by our board of directors or any committee appointed by the board to administer the 2005 Plan. The plan administrator’s decisions, determinations and interpretations are binding on the holders of these options.

Vesting and Exercise. The exercise price for shares purchased under these options must be paid in a form acceptable to the plan administrator, which forms may include cash, a check, shares of already owned common stock, a broker-assisted cashless exercise or such other consideration as the plan administrator may permit. Each of these options will vest and become exercisable by the holder based on a vesting schedule as follows: one-third vest on the date of grant, one-third on the first anniversary and the remaining one-third on the second anniversary. Unless the plan administrator determines otherwise, options vested as of the date of termination of each optionee’s employment or service relationship with Synthetech by reason of death or disability generally will be exercisable for one year after the date of termination unless the option term expires as of an earlier date. In the event of termination for a reason other than death or disability, these options will be exercisable for a period of time determined by the plan administrator, generally three months after the date of termination, and in no event may these options be exercisable after the expiration of their respective terms. A transfer of employment or service relationship between us, our subsidiaries and any parent of Synthetech will not be deemed a termination for purposes of these options.

Transferability. Unless otherwise determined by the plan administrator, these options may not be transferred or assigned except by will or the laws of descent and distribution, and may not be exercised by anyone other than the holder during the holder’s lifetime.

Adjustment of Shares. In the event of stock splits, stock dividends, reclassification or similar changes in our capital structure, the board of directors, in its sole discretion, will make equitable adjustments in (a) the number of shares covered by each of these options and (b) the purchase price of the common stock underlying each option.

Company Transaction. In the event of merger or consolidation of Synthetech with or into any other company or a sale, lease, exchange or other transfer of all or substantially all our then outstanding securities or all or substantially all our assets, these options will be assumed or substituted for successor company. If the successor company refuses to assume or substitute for these options, these options will become immediately vested and exercisable immediately prior to the effective date of the transaction and will then be terminated.

Termination and Amendment. The board of directors may at any time amend these options. No amendment of these options may impair the rights of the holder of the amended option without that holder’s written consent. These options will expire on the tenth anniversary of the grant date, unless earlier terminated by their terms.

U.S. Federal Income Tax Consequences

The following provides only a general summary of the U.S. federal income tax laws that apply to stock options and stock awards granted outside of the 2005 Plan. The summary is based on the Code, applicable Treasury regulations under the Code, rulings and other guidance issued by the Internal Revenue Service and judicial decisions now in effect, all of which are subject to change, possibly with retroactive effect. This summary is not intended to address all aspects of U.S. federal income taxation that may be relevant to holders of stock options granted outside of the 2005 Plan, such as aspects of U.S. federal income taxation that may be relevant to holders subject to special treatment under U.S. federal tax laws or who are residents of, or are employed in, a country other than the United States. Furthermore, this summary does not address any tax consequences under the laws of any foreign, state or local jurisdiction, nor does it provide a detailed discussion of the alternative minimum tax.

Stock Options. In general, an option holder will not recognize income upon the grant of stock options.

Exercise of NSOs. Upon the exercise of a NSO, an option holder will recognize compensation taxable as ordinary income equal to the difference between the fair market value of the shares on the date of exercise and the option exercise price. When an option holder sells or otherwise disposes of the shares that an option holder received upon exercise of a NSO, an option holder generally will recognize short-term or long-term capital gain or loss, as the case may be, equal to the difference between the amount that an option holder received from the transaction and the tax basis of the shares disposed of. If an option holder pays the option exercise price entirely in cash, the tax basis of the shares that an option holder receives upon exercise generally will equal the fair market value of those shares on the exercise date (but not less than the option exercise price), and the holding period for those shares will begin on the day after the exercise date. If an option holder uses already owned shares to pay the option exercise price, in whole or in part, in general, (i) an option holder will not recognize income upon the exchange of the already owned shares for those shares of stock acquired upon exercise that are equivalent to the already owned shares, (ii) an option holder will recognize compensation taxable as ordinary income equal to the fair market value of the shares acquired upon exercise that exceed the already owned shares used to pay the exercise price, less cash (if any) used to pay the exercise price, (iii) an option holder may carry over the holder’s tax basis and holding period for the already owned shares to the shares received upon exercise that are equivalent to those already owned shares, and (iv) the tax basis of any additional shares an option holder receives upon exercise will be the fair market value of those shares on the exercise date (plus, the amount of cash, if any, used to pay the exercise price), and the holding period for the additional shares will begin on the day after the exercise date.

The additional information required by this Item 12 is set forth in Synthetech’s Proxy Statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is set forth in Synthetech's Proxy Statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2007.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is set forth in Synthetech's Proxy Statement for its 2007 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2007.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The information required by these Items is included under Item 8 of this Annual Report on Form 10-K.

(a)(3)	EXHIBITS.

The following documents are filed as part of this Annual Report on Form 10-K and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991 (File No. 000-12992)).

3.2	Bylaws, as amended (incorporated by reference to Synthetech’s Current Report on Form 8-K dated February 15, 2006).

4	Rights Agreement, (incorporated by reference to Synthetech’s Registration Statement on Form 8-A (File No. 000-12992) filed on July 24, 1998).

10.1 †	1995 Incentive Compensation Plan, as amended (incorporated by reference to Synthetech’s Tender Offer Statement on Schedule TO (File No. 005-36505) filed on June 15, 2001 (File No. 000-12992)).

10.2 †	Form of employment contract entered into by Mr. M. Sreenivasan (incorporated by reference to Synthetech’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997).

10.3 †	2000 Stock Incentive Plan (incorporated by reference to Synthetech’s Tender Offer Statement on Schedule TO (File No. 005-36505) filed on June 15, 2001).

10.4 †	Employment Agreement dated January 13, 2006 between Synthetech, Inc. and Gary Weber (incorporated by reference to Synthetech’s Current Report on Form 8-K dated January 20, 2006).

10.5 †	Employment Agreement dated January 13, 2006 between Synthetech, Inc. and Joel Melka (incorporated by reference to Synthetech’s Current Report on Form 8-K dated January 20, 2006).

10.6†	Employment Agreement dated August 30, 2006 between Synthetech, Inc. and Gregory Robert Hahn (incorporated by reference to Synthetech’s Current Report on Form 8-K dated September 6, 2006).

10.7†
Stock Option Grant Notice and Agreement, dated as of September 11, 2006,between Synthetech, Inc. and Gregory Robert Hahn (incorporated by reference to Synthetech's Registration Statement on Form S-8 dated January 30, 2007).

10.8	Consulting Agreement entered into as of November 1, 2006 between Synthetech, Inc. and M. Sreenivasan (incorporated by reference to Synthetech’s Current Report on Form 8-K dated October 31, 2006).

10.9†	Summary of Non-Employee Director Compensation.

10.10†
2005 Equity Incentive Plan (incorporated by reference to Synthetech’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders held on August 11, 2005 (filed on July 7, 2005)).

10.11	Loan and Security Agreement, dated as of June 15, 2006, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech's Current Report on Form 8-K, dated June 20, 2006).

23.1	Consent of Peterson Sullivan PLLC, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

__________________________
†	Management contract or compensatory plan.
(b)	See (a)(3) above.
(c)	See (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SYNTHETECH, INC.

Date: June 8, 2007	By:	/s/ Daniel T. Fagan
Daniel T. Fagan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Fagan Daniel T. Fagan	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	June 8, 2007

/s/ Gary A. Weber Gary A. Weber	Vice President Finance and Administration, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer)	June 8, 2007

/s/ Paul C. Ahrens Paul C. Ahrens	Director	June 7, 2007

/s/ Howard L. Farkas Howard L. Farkas	Director	June 7, 2007

/s/ Donald E. Kuhla Donald E. Kuhla	Director	June 7, 2007

/s/ Hans C. Noetzli Hans C. Noetzli	Director	June 7, 2007

/s/ Charles B. Williams Charles B. Williams	Director	June 7, 2007