Form 10-Q
period 2007-06-30
SYNTHETECH INC
filed 2007-08-09
CIK 749290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________

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

Yes      X        No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See the definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ____	Accelerated filer ____	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                 No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class: Common Stock, $0.001 par value
Shares outstanding as of August 8, 2007:  14,556,614

SYNTHETECH, INC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	June 30,	March 31,
	2007	2007

Assets

Current Assets:
Cash and cash equivalents	$343,000	$259,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,483,000	2,195,000
Inventories	4,535,000	4,778,000
Prepaid expenses	255,000	354,000

Total Current Assets	7,616,000	7,586,000

Property, Plant and Equipment, net	3,770,000	3,746,000

Total Assets	$11,386,000	$11,332,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	June 30,	March 31,
	2007	2007

Liabilities and Shareholders’ Equity

Current Liabilities:
Line of credit	$456,000	$644,000
Note Payable	26,000	132,000
Accounts payable	865,000	782,000
Accrued compensation	355,000	273,000
Accrued termination benefits	71,000	124,000
Deferred revenue	43,000	43,000
Other accrued liabilities	18,000	3,000

Total Current Liabilities	1,834,000	2,001,000

Shareholders' Equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 14,547,000 shares issued and
outstanding for both balance sheet dates	15,000	15,000
Paid-in capital	9,278,000	9,176,000
Retained earnings	259,000	140,000

Total Shareholders' Equity	9,552,000	9,331,000

Total Liabilities and Shareholders' Equity	$11,386,000	$11,332,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

Three Months Ended June 30,	2007	2006

Revenue	$4,172,000	$1,743,000
Cost of revenue	2,983,000	1,698,000

Gross income	1,189,000	45,000

Research and development	328,000	330,000
Selling, general and administrative	725,000	510,000
Total operating expense	1,053,000	840,000

Operating income (loss)	136,000	(795,000)

Interest income	9,000	12,000
Interest expense	(26,000)	(2,000)

Income (loss) before income taxes	119,000	(785,000)

Income taxes	-	-

Net income (loss)	$119,000	$(785,000)

Net income (loss) per common share:
Basic and diluted income (loss) per share	$0.01	$(0.05)

Weighted average shares outstanding:
Basic	14,546,614	14,521,614
Diluted	15,128,113	14,521,614

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Three Months Ended June 30,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$119,000	$(785,000)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation expense	115,000	135,000
Stock-based compensation expense	102,000	-

(Increase) decrease in assets:
Accounts receivable, net	(288,000)	(761,000)
Inventories	243,000	(770,000)
Prepaid expenses	99,000	125,000

Increase (decrease) in liabilities:
Accounts payable	83,000	240,000
Accrued compensation	82,000	17,000
Accrued termination benefits	(53,000)	-
Deferred revenue	-	70,000
Other accrued liabilities	15,000	(8,000)
Cash Provided By (Used In) Operating Activities	517,000	(1,737,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(139,000)	(33,000)
Sale of marketable securities, available for sale	-	800,000
Cash Provided by (Used In) Investing Activities	(139,000)	767,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) line of credit	(188,000)	425,000
Principal payments under long-term debt obligations	-	(7,000)
Repayment of note payable	(106,000)	(68,000)
Cash Provided By (Used In) Financing Activities	(294,000)	350,000

Increase (Decrease) in Cash and Cash Equivalents	84,000	(620,000)

Cash and Cash Equivalents at Beginning of Period	259,000	1,233,000

Cash and Cash Equivalents at End of Period	$343,000	$613,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of June 30, 2007 and for the three month
period ended June 30, 2007 is unaudited)

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

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading.  Synthetech’s management suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2007.

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

Cash and cash equivalents consist of the following:

	June 30,	March 31,
	2007	2007

Cash	$35,000	$209,000
Cash equivalents	308,000	50,000
	$343,000	$259,000

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivable and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of June 30, 2007 and March 31, 2007 was $15,000.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major pharmaceutical, emerging biopharmaceutical and contract drug synthesis companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At June 30, 2007, three customers had accounts receivable balances of 28%, 22%, and 19% of total accounts receivable.  At March 31, 2007, four customers had accounts receivable balances of 30%, 27%, 13% and 11% of total accounts receivable.  During the first quarter of fiscal 2008, sales to three customers, each exceeding 10% of revenue for the quarter, accounted for approximately 58% of our revenue.  During the first quarter of fiscal 2007, sales to two customers, each exceeding 10% of revenue for the quarter, accounted for approximately 27% of our revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

Stock-Based Compensation:  Effective April 1, 2006, Synthetech adopted SFAS No. 123(R) “Share-Based Payment” using the modified prospective transition method and, therefore, has not restated results for prior periods.  Under this transition method, stock-based compensation expense for fiscal 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123).  Stock-based compensation expense for all stock-based compensation awards granted after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Synthetech recognizes these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of one to five years for stock options.

Please refer to Note J to these condensed financial statements for a further discussion of stock-based compensation.

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

NOTE C.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128.  For the three months ended June 30, 2007, the weighted-average number of shares used to compute diluted income per share includes common stock equivalents.  For the three months ended June 30, 2006, the weighted-average number of shares used to compute diluted loss per share did not differ from the weighted-average number of shares used to compute basic loss per share.

The shares used in the computation of Synthetech’s basic and diluted income (loss) per share are as follows:

	Three Months Ended June 30,
Weighted average common shares outstanding:	2007	2006

Basic	14,546,614	14,521,614
Dilutive effect of stock options	581,499	-

Diluted	15,128,113	14,521,614

The number of stock options outstanding and not included in the calculation of diluted income (loss) per share was 1,722,601 and 1,521,800 at June 30, 2007 and 2006, respectively.

NOTE D.	STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended June 30,
	2007	2006

Interest	$26,000	$2,000

NOTE E.	INVENTORIES

The major components of inventories, net of reserves, are as follows:

	June 30,	March 31,
	2007	2007

Finished products	$2,045,000	$2,051,000
Work in process	1,031,000	1,106,000
Raw materials	1,459,000	1,621,000
	$4,535,000	$4,778,000

NOTE F.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	June 30,	March 31,
	In Years	2007	2007
Land		$241,000	$241,000
Buildings	15 – 40	1,617,000	1,616,000
Machinery and equipment	5 – 17	2,378,000	2,382,000
Laboratory equipment	5 – 17	1,058,000	1,058,000
Furniture and fixtures	3 – 5	89,000	82,000
Construction in process		140,000	7,000
		5,523,000	5,386,000

Less:
Accumulated depreciation		(1,753,000)	(1,640,000)

		$3,770,000	$3,746,000

NOTE G.	LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at prime plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $15,000. Additionally, the credit facility has a minimum monthly fee of $2,500 which is reduced by interest charges and the collateral management fee.  The facility is collateralized by cash, cash equivalents, marketable securities, accounts receivable, inventories and property, plant and equipment.  The credit facility contains no financial covenants and is scheduled to expire on June 15, 2008.  The amount outstanding under the facility as of June 30, 2007 was $456,000.

NOTE H.	NOTE PAYABLE

During October and November 2006, Synthetech financed $314,000 of annual premiums for certain of its insurance policies.  As of June 30, 2007, remaining payments under the financings consisted of one final installment due August 2007 of $26,000, including interest at 7.6%.

NOTE I.	ACCRUED TERMINATION BENEFITS

In accordance with an employment agreement between Synthetech and Synthetech’s former President and Chief Executive Officer, upon termination of employment, the former executive was entitled to receive one year of base salary and healthcare benefits, to be paid in twelve monthly installments.  An estimate of the amount remaining to be paid under this agreement, $71,000, is reported as a current liability on Synthetech’s June 30, 2007 balance sheet.

NOTE J.	EMPLOYEE STOCK BENEFITS

Description of the Stock Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.  Options generally vest in equal annual installments between the date of grant and one to five years from the date of grant although individual options may have different vesting terms.  All options expire no later than ten years from the date of grant.  As of June 30, 2007, 559,150 shares were available for issuance under the 2005 Plan.

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

Other Stock Grant
On April 17, 2007, the Compensation Committee of the Board of Directors awarded key employees 525,000 options to purchase Synthetech’s common stock. The options were awarded at $0.87 per share, the fair market value of Synthetech’s common stock on the date of grant.  The nonqualified stock options were issued outside of the 2005 Plan.  One-third of these options vested on the date of grant, one-third vest on the first anniversary of the date of grant and the remaining one-third vest on the second anniversary of the date of grant.

Stock Option Activity

A summary of stock option activity under Synthetech’s 2005 Plan and otherwise as of June 30, 2007 and changes during the three-month period then ended is presented below:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	Of	Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
Options outstanding, March 31, 2007	1,793,800	$1.13
Granted	525,000	$0.87
Exercised	-	-
Canceled	(14,700)	$1.56
Options outstanding, June 30, 2007	2,304,100	$1.07	7.4	$566,000
Options exercisable, June 30, 2007	1,699,110	$1.22	6.7	$352,000

The weighted-average grant date fair value of options granted during the first quarter of fiscal 2008 was $0.47.  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the first quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on June 30, 2007.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of June 30, 2007, $173,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.7 years.

The following table summarizes information with respect to options outstanding and options exercisable at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise		Exercise	Remaining		Exercise
Price Range	Shares	Price	Life	Shares	Price
$0.16 - $0.92	1,356,000	$0.57	9.3	751,010	$0.52
$1.08 - $1.82	707,200	$1.54	5.6	707,200	$1.54
$2.07 - $2.50	179,100	$2.09	5.0	179,100	$2.09
$3.13 - $4.56	61,800	$3.63	3.0	61,800	$3.63

	2,304,100	$1.07	7.4	1,699,110	$1.22

Recognition of Compensation Expense and Forfeitures

The fair value of each option is amortized into compensation expense on a straight-line basis over the vesting period.  Synthetech reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of options that are expected to be forfeited before becoming fully vested.  In determining compensation expense, Synthetech assumed an expected forfeiture rate of 3%.  An increase in the forfeiture rate would decrease compensation expense.

The weighted-average fair value of stock options was determined utilizing the assumptions below:

For the Three Months Ended
June 30, 2007

Expected price volatility	50%
Risk-free interest rate	4.96%
Expected term in years	6.00
Dividend yield	-

Expense Information under SFAS No. 123(R)

Stock-based compensation expense was allocated as follows:

For the Three Months Ended
June 30, 2007
Stock-based compensation expense:
Cost of revenue	$24,000
Operating expenses	$78,000
Stock-based compensation expense
before income taxes	$102,000
Income tax benefit	-
Total stock-based compensation
expense after income taxes	$102,000

NOTE K.	SYNTHETECH COMMON STOCK

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

NOTE L.	RELATED PERSON TRANSACTIONS

In February 2006, the Board of Directors established a Strategic Development Committee and appointed Dr. Daniel Fagan, Chairman of the Board, as the sole committee member.  Effective November 1, 2006, the Strategic Development Committee of the Board of Directors was terminated when Dr. Fagan was appointed Synthetech’s Chief Executive Officer.  Dr. Fagan continues to serve as Synthetech’s Board Chairman.   Dr. Fagan received a monthly retainer of $10,000 for his service on the Strategic Development Committee.  Committee fees and expenses incurred by Synthetech under this arrangement during the first quarter of fiscal 2008 and 2007 were $-0- and $31,000, respectively.

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts.  Aggregate expenses incurred by Synthetech under this arrangement during the first quarter of fiscal 2008 and 2007 approximated $1,000 for each quarter.

NOTE M.	LIQUIDITY

Synthetech returned to profitability in fiscal 2007, recording net income for the year of $193,000 and it recorded net income for the first quarter of fiscal 2008 of $119,000.  Management believes that Synthetech’s existing cash and cash equivalents, credit facility and any funds generated from operations will be sufficient to support operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the credit facility, or any funds generated from operations will be sufficient to satisfy Synthetech’s liquidity requirements.

If sources of liquidity are insufficient, Synthetech will need to seek debt or equity financing to satisfy liquidity requirements, which Synthetech may be unable to obtain on favorable terms or at all, or to sell assets or further reduce the size of its operations or discontinue operations.  Any financing Synthetech obtains may dilute the ownership interests of its shareholders or increase leverage and interest expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our future performance and operating results;  expected revenue from and shipping dates for customer orders; recurrence of large-scale projects; resolution of manufacturing process difficulties; estimated quarterly stock-based compensation amounts for the remainder of fiscal 2008, continued Section 404 expenses for the remainder of fiscal 2008; our ability to finance our growth strategy; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Business Conditions

Synthetech’s order backlog as of June 30, 2007 was approximately $4.3 million.  We expect that a majority of these customer orders will ship during the second quarter of fiscal 2008, and approximately $900,000 is scheduled to ship during the second half of fiscal 2008.  The number of large order inquiries and resulting order activity we have experienced recently is a meaningful improvement compared to the market environment Synthetech encountered during most of fiscal 2006 and is a continuation of the favorable trend which Synthetech experienced in fiscal 2007.

During fiscal 2006 and the first quarter of fiscal 2007, our manufacturing activities and related financial performance were adversely affected by low utilization of our large reactors due to the lack of significant large-scale customer projects.  For the remainder of fiscal 2007 and the first quarter of fiscal 2008, revenue from large-scale customer projects increased significantly compared to fiscal 2006, primarily as a result of orders arising from a single project. Although Synthetech is involved in many active customer projects, large-scale customer projects represent our main source of revenue.  We are unable to determine with reasonable certainty our revenues relating to large-scale projects beyond our current order base, in part due to unpredictable drug approval processes and the short-term supply chain planning by many of our customers.

Customer Project Pipeline

Our portfolio of clinical pipeline projects remains active and consists of a variety of projects with significant revenue generating potential.  Many of these projects have the potential to grow into large-scale projects in the future.

Financial Results

Financial results for the first quarter of fiscal 2008 represent Synthetech’s fourth consecutive quarter of profitable operations which were preceded by nine consecutive quarters of losses.  Net income of $119,000 for the first quarter of fiscal 2008 was lower than Synthetech normally would have expected on revenue of $4.2 million, primarily as a result of: production process difficulties on two large-scale projects; $102,000 of stock-based compensation expense during the quarter; and $40,000 of consulting fees in support of implementation of the initial phase of Section 404 of the Sarbanes-Oxley Act.  Management believes that the manufacturing difficulties for the two large-scale projects have been resolved and estimates that quarterly stock-based compensation expense will approximate $25,000 for the remainder of fiscal 2008.  Section 404 implementation costs are expected to be ongoing throughout fiscal 2008.

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

	Three Months
	Ended June 30,
	2007	2006

Revenue	100.0%	100.0%
Cost of revenue	71.5	97.4

Gross income	28.5	2.6

Research and development	7.9	18.9
Selling, general and administrative	17.3	29.3

Total operating expenses	25.2	48.2

Operating income (loss)	3.3	(45.6)

Interest income	0.2	0.7
Interest expense	(0.6)	(0.1)

Income (loss) before income taxes	2.9	(45.0)

Income taxes	-	-

Net income (loss)	2.9%	(45.0)%

Revenue

Revenue of $4.2 million for the first quarter of fiscal 2008 increased by $2.4 million, or 139%, from revenue of $1.7 million for the first quarter of fiscal 2007.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue.  Revenue earned from three large-scale projects was $2.3 million during the first quarter of fiscal 2008.  Large-scale projects did not contribute to revenue during the first quarter of fiscal 2007.

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

International sales, mainly to Europe, were $2.0 million and $861,000 in the first quarter of fiscal 2008 and 2007, respectively.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income

Gross income for the first quarter of fiscal 2008 increased $1.1 million, to $1.2 million, or 28% of revenue, compared to gross income of $45,000, or 3% of revenue, for the first quarter of fiscal 2007.  This increase was primarily the result of the increases in sales between the corresponding periods of fiscal 2008 and 2007.  Manufacturing costs increased and charges for impaired inventory decreased in the first quarter of fiscal 2008 compared to the comparable periods of 2007, as discussed below.

Gross income for the first quarter of fiscal 2008 was hindered by execution issues encountered on two of our large-scale projects, resulting in higher than anticipated per unit raw material costs and lower than anticipated revenue.  Management believes that the manufacturing difficulties have been resolved for these two projects, which projects it believes will be recurring.

Manufacturing department costs incurred during the first quarter of fiscal 2008 increased $264,000 compared to the comparable period of fiscal 2007.  Variable operating costs such as labor, maintenance, supplies and utilities expenses were higher between the periods primarily as a result of increased production levels.

Gross income for the first quarter of fiscal 2008 and 2007 reflect charges for impaired inventory of $129,000 and $92,000, respectively.  Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off.  It remains difficult to rework certain materials on a cost effective basis.  Synthetech also writes-off inventory that is specific to any customer project that has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense.  Research and development (R&D) expense for the first quarter of fiscal 2008 decreased $2,000 to $328,000, or 8% of revenue, compared to $330,000, or 19% of revenue, for the first quarter of fiscal 2007.  The decrease in R&D expense between these two periods included:

•	decreased costs during the first quarter of fiscal 2008 of $69,000 in fees for contract research services provided by a facility in India, as discussed below; and

•	a decrease during the first quarter of fiscal 2008 in laboratory supplies expense of $27,000; and

•
a decrease during the first quarter of fiscal 2008 of $18,000 arising from an increase in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products, as described below;

partially offset by:

•
an aggregate increase during the first quarter of fiscal 2008 in compensation expense of $93,000, composed of: a net increase of approximately $67,000 from additional chemists employed by Synthetech in response to improving business conditions, the termination of the contract research services agreement with the facility in India in August 2006, and general increases in salaries and benefits; $13,000 of stock-based compensation expense; and $13,000 of performance bonuses; and

•	an increase during the first quarter of fiscal 2008 in contracted R&D services of $12,000; and

•	an increase during the first quarter of fiscal 2008 in waste disposal costs of $6,000.

Commencing in October 2005, Synthetech supplemented its domestic R&D capabilities by engaging a division of an Indian pharmaceutical company to provide contract research and manufacturing.  In August 2006, Synthetech decided that it would be more efficient to access lab and small-scale manufacturing services from this partner on a project-by-project basis rather than engaging it on a monthly basis, and terminated the underlying agreement.  Fees and expenses incurred for contract research services pursuant to the agreement for the first three months of fiscal 2007 were $69,000.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department will manufacture small-scale products for sale.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first three months of fiscal 2008 and 2007 were $36,000 and $18,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense in the first quarter of fiscal 2008 totaled $725,000, or 17% of revenue, compared to $510,000, or 29% of revenue, in the first quarter of fiscal 2007.  The change in the components of SG&A expense between the two quarters includes:

•
An increase in compensation expenses of $153,000, composed of stock-based compensation expense of $65,000; performance bonuses of $35,000; a new senior sales position of $26,000; and general increases in salaries and benefits of $27,000; and

•	an increase in consulting fees of $40,000, related to the implementation of Section 404 of the Sarbanes-Oxley Act; and

•	an increase in costs for consulting services of $15,000 related to marketing services provided by M. Sreenivasan, Synthetech’s former Chief Executive Officer since his retirement on October 31, 2006.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Income

Interest income in the first quarter of fiscal 2008 was $9,000, compared to $12,000 in the same period of fiscal 2007.  Synthetech’s interest income is primarily derived from earnings on our cash equivalents and marketable securities, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Interest Expense

Interest expense in the first quarter of fiscal 2008 was $26,000, compared to $2,000 in the same period of fiscal 2007.  The increase in interest expense between the periods primarily relates to borrowings on Synthetech’s line of credit.

Income Taxes

Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income (Loss)

Net income for the first quarter of fiscal 2008 was $119,000, compared to a net loss of $785,000 for the comparable period of fiscal 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments.  Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions.  Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements.  Please refer to Note B to these Condensed Financial Statements that accompany this Report.

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts.  The allowance for doubtful accounts as of June 30, 2007 and March 31, 2007 was $15,000.  For the quarters ended June 30, 2007 and 2006, Synthetech’s provision for credit losses was insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $343,000 at June 30, 2007, compared to $259,000 at March 31, 2007.

At June 30, 2007, Synthetech reported working capital of $5.8 million, compared to $5.6 million at March 31, 2007.  The $197,000 increase in working capital between March 31, 2007 and June 30, 2007 was primarily the result of net income for the three month period of $119,000, non-cash charges for both depreciation of $115,000 and stock based compensation of $102,000, partially offset by capital expenditures of $139,000.

In June 2007, Synthetech renewed its credit facility with a finance company, which is secured by a lien on all of our assets and provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at a fluctuating rate equal to the prime rate, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $15,000. The credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges and the collateral management fee.  The credit facility contains no financial covenants and expires in June 2008.  As of June 30, 2007, Synthetech had $456,000 in borrowings outstanding under the credit facility.

We generated cash in our operating activities of $517,000 in the first three months of fiscal 2008, compared to cash used in operating activities of $1.7 million in the first three months of fiscal 2007.

In the first three months of fiscal 2008, net income of $119,000, and non-cash charges for depreciation and stock-based compensation expense of $115,000 and $102,000, respectively, contributed $336,000 to cash provided by operating activities.  Accounts receivable increased $288,000 to $2.5 million at June 30, 2007, from $2.2 million at March 31, 2007, primarily due to the timing of shipments between the two quarters.  Inventory decreased $243,000 to $4.5 million at June 30, 2007, from $4.8 million at March 31, 2007.  Primarily as a result of the amortization of insurance premiums and property taxes, prepaid expenses decreased $99,000 to $255,000 at June 30, 2007, from $354,000 at March 31, 2007.  Accounts payable increased $83,000 to $865,000 at June 30, 2007, from $782,000 at March 31, 2007.  Accrued compensation, which is primarily composed of accrued vacation pay and employee bonuses increased $82,000 to $355,000 at June 30, 2007, from $273,000 at March 31, 2007. Accrued termination benefits decreased $53,000 to $71,000 at June 30, 2007, from $124,000 at March 31, 2007.  Deferred revenue of $43,000 at June 30, 2007, reflects an advance payment on a customer order.

Cash used in investing activities for the first three months of fiscal 2008 was $139,000 compared to cash provided by investing activities of $767,000 in the first three months of fiscal 2007.  Synthetech utilized $139,000 for capital expenditures during the first three months of fiscal 2008, compared to $33,000 during the first three months of fiscal 2007.  Synthetech expects to incur a total of approximately $500,000 of capital expenditures in fiscal 2008.  Synthetech may finance the remaining capital expenditures from cash on hand or any internal cash flow or may seek debt or lease financing for some or all of its remaining fiscal 2008 capital expenditures.  During the first quarter of fiscal 2007, Synthetech sold $800,000 of marketable securities, at par.

Cash used in financing activities for the first three months of fiscal 2008 was $294,000, compared to cash provided by financing activities of $350,000 in the first three months of fiscal 2007.  During the first three months of fiscal 2008 Synthetech repaid $188,000 on its line of credit compared to net borrowings of $425,000 in the first three months of fiscal 2007.  Principal payments under its long-term debt obligations and notes payable totaled $106,000 during the first three months of fiscal 2008, compared to $75,000 during the comparable period of fiscal 2007.

Cash and cash equivalents increased $84,000 during the first three months of fiscal 2008, to $343,000 at June 30, 2007, from $259,000 at March 31, 2007.

We believe that our existing cash and cash equivalents, availability under our credit facility and any funds generated from operations will be sufficient to support our operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the credit facility or any funds generated from operations will be sufficient to satisfy our liquidity requirements.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts during the three months ended June 30, 2007.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

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

There has been no change in our internal control over financial reporting during the first quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

SYNTHETECH, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ Daniel T. Fagan
Daniel T. Fagan
Chairman & Chief Executive Officer

Date: August 9, 2007	By:	/s/ Gary A. Weber
Gary A. Weber
Vice President Finance &
Chief Financial Officer