Form 10-Q
period 2007-09-30
SYNTHETECH INC
filed 2007-11-13
CIK 749290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to______________

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

Yes                     No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class: Common Stock, $0.001 par value
Shares outstanding as of November 9, 2007:  14,566,614

SYNTHETECH, INC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	September 30,	March 31,
	2007	2007

Assets

Current Assets:
Cash and cash equivalents	$744,000	$259,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,221,000	2,195,000
Inventories	4,151,000	4,778,000
Prepaid expenses	101,000	354,000

Total Current Assets	6,217,000	7,586,000

Property, Plant and Equipment, net	4,037,000	3,746,000

Total Assets	$10,254,000	$11,332,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	September 30,	March 31,
	2007	2007

Liabilities and Shareholders’ Equity

Current Liabilities:
Line of credit	$21,000	$644,000
Note Payable	-	132,000
Accounts payable	1,160,000	782,000
Accrued compensation	318,000	273,000
Accrued termination benefits	17,000	124,000
Deferred revenue	-	43,000
Other accrued liabilities	16,000	3,000

Total Current Liabilities	1,532,000	2,001,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,566,000 and 14,547,000 shares	15,000	15,000
Paid-in capital	9,309,000	9,176,000
Retained earnings (deficit)	(602,000)	140,000

Total Shareholders' Equity	8,722,000	9,331,000

Total Liabilities and Shareholders' Equity	$10,254,000	$11,332,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$2,981,000	$3,187,000	$7,153,000	$4,930,000
Cost of revenue	2,838,000	2,110,000	5,821,000	3,808,000

Gross income	143,000	1,077,000	1,332,000	1,122,000

Research and development	346,000	277,000	674,000	607,000
Selling, general and administrative	638,000	597,000	1,363,000	1,107,000

Total operating expenses	984,000	874,000	2,037,000	1,714,000

Operating income (loss)	(841,000)	203,000	(705,000)	(592,000)

Interest income	3,000	10,000	12,000	22,000
Interest expense	(23,000)	(16,000)	(49,000)	(18,000)

Income (loss) before income taxes	(861,000)	197,000	(742,000)	(588,000)

Income tax benefit	-	(1,000)	-	(1,000)

Net income (loss)	$(861,000)	$198,000	$(742,000)	$(587,000)

Net income (loss) per common share:
Basic and diluted income (loss) per share	$(0.06)	$0.01	$(0.05)	$(0.04)

Weighted average shares outstanding:

Basic	14,561,339	14,521,614	14,553,936	14,521,614
Diluted	14,561,339	14,561,138	14,553,936	14,521,614

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Six Months Ended September 30,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(742,000)	$(587,000)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation expense	236,000	269,000
Loss on retirement of equipment	16,000	-
Stock-based compensation expense	126,000	24,000

(Increase) decrease in assets:
Accounts receivable, net	974,000	(785,000)
Inventories	627,000	(597,000)
Prepaid expenses	253,000	112,000

Increase (decrease) in liabilities:
Accounts payable	378,000	(11,000)
Accrued compensation	45,000	13,000
Accrued termination benefits	(107,000)	-
Deferred revenue	(43,000)	272,000
Other accrued liabilities	13,000	-
Cash Provided By (Used In) Operating Activities	1,776,000	(1,290,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(543,000)	(58,000)
Sale of marketable securities, available for sale	-	800,000
Cash Provided by (Used In) Investing Activities	(543,000)	742,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) line of credit	(623,000)	443,000
Principal payments under long-term debt obligations	-	(14,000)
Repayment of note payable	(132,000)	(91,000)
Proceeds from exercise of stock options	7,000	-
Cash Provided By (Used In) Financing Activities	(748,000)	338,000

Increase (Decrease) in Cash and Cash Equivalents	485,000	(210,000)

Cash and Cash Equivalents at Beginning of Period	259,000	1,233,000

Cash and Cash Equivalents at End of Period	$744,000	$1,023,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of September 30, 2007 and for the three- and six-month periods ended September 30, 2007 is unaudited)

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

Cash and cash equivalents consist of the following:

	September 30,	March 31,
	2007	2007

Cash	$275,000	$209,000
Cash equivalents	469,000	50,000
	$744,000	$259,000

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivable and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of September 30, 2007 and March 31, 2007 was $15,000.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major pharmaceutical, emerging biopharmaceutical and contract drug synthesis companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At September 30, 2007, three customers had accounts receivable balances of 22%, 21%, and 14% of total accounts receivable.  At March 31, 2007, four customers had accounts receivable balances of 30%, 27%, 13% and 11% of total accounts receivable.  During the first half of fiscal 2008, sales to three customers, each exceeding 10% of revenue for the quarter, accounted for approximately 38% of our revenue.  During the first half of fiscal 2007, sales to two customers, each exceeding 10% of revenue for the quarter, accounted for approximately 44% of our revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

Please refer to Note I to these condensed financial statements for a further discussion of stock-based compensation.

Recent Accounting Pronouncements:  In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Synthetech has not yet determined the impact of applying SFAS No. 157.

NOTE C.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128.  For the three months ended September 30, 2006, the weighted-average number of shares used to compute diluted income per share includes common stock equivalents.  For the three months ended September 30, 2007 and the six month periods ended September 30, 2007 and 2006, the weighted-average number of shares used to compute diluted loss per share did not differ from the weighted-average number of shares used to compute basic loss per share.  The common stock equivalents were excluded from the earnings per share computation because their effect would have been anti-dilutive:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Common stock options outstanding	2,299,100	1,855,800	2,299,100	1,855,800
Less common stock options used in
calculating diluted income (loss) per share	-	39,524	-	-
Common stock options not used in
calculating diluted income (loss) per share	2,299,100	1,816,276	2,299,100	1,855,800

NOTE D.	STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Interest	$23,000	$16,000	$49,000	$18,000

NOTE E.	INVENTORIES

The major components of inventories, net of reserves, are as follows:

	September 30,	March 31,
	2007	2007

Finished products	$1,895,000	$2,051,000
Work in process	897,000	1,106,000
Raw materials	1,359,000	1,621,000
	$4,151,000	$4,778,000

NOTE F.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	September 30,	March 31,
	In Years	2007	2007
Land		$241,000	$241,000
Buildings	15 – 40	1,617,000	1,616,000
Machinery and equipment	5 – 17	2,608,000	2,382,000
Laboratory equipment	5 – 17	1,260,000	1,058,000
Furniture and fixtures	3 – 5	90,000	82,000
Construction in process		86,000	7,000
		5,902,000	5,386,000

Less:
Accumulated depreciation		(1,865,000)	(1,640,000)

		$4,037,000	$3,746,000

NOTE G.	LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at prime plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $15,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges and the collateral management fee.  The facility is collateralized by cash, cash equivalents, marketable securities, accounts receivable, inventories and property, plant and equipment.  The credit facility contains no financial covenants and is scheduled to expire on June 15, 2008.  The amount outstanding under the facility as of September 30, 2007 was $21,000.

NOTE H.	ACCRUED TERMINATION BENEFITS

In accordance with an employment agreement between Synthetech and Synthetech’s former President and Chief Executive Officer, upon termination of employment, the former executive was entitled to receive one year of base salary and healthcare benefits, to be paid in twelve monthly installments.  An estimate of the amount remaining to be paid under this agreement, $17,000, is reported as a current liability on Synthetech’s September 30, 2007 balance sheet.

NOTE I.	EMPLOYEE STOCK BENEFITS

Description of the Stock Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.  Options generally vest in equal annual installments between the date of grant and one to five years from the date of grant, although individual options may have different vesting terms.  All options expire no later than ten years from the date of grant.  As of September 30, 2007, 544,150 shares were available for issuance under the 2005 Plan.

Stock Option Agreements – The right to purchase shares pursuant to existing stock option agreements typically vests pro-rata at each option anniversary date over a one to five-year period.  The options, which are granted with option exercise prices equal to the fair market value of Synthetech shares on the date of grant, expire within ten years from the date of grant.  Synthetech has not issued any options to consultants or advisors.  Stock options are a component of director’s compensation.

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

Stock Option Activity

A summary of stock option activity under Synthetech’s 2005 Plan and otherwise as of September 30, 2007 and changes during the six-month period then ended is presented below:

	Number	Weighted Average	Weighted Average	Aggregate
	Of	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term (years)	Value
Options outstanding, March 31, 2007	1,793,800	$1.13
Granted	540,000	$0.88
Exercised	(20,000)	$0.33
Canceled	(14,700)	$1.56
Options outstanding, September 30, 2007	2,299,100	$1.07	7.2	$313,000
Options exercisable, September 30, 2007	1,785,111	$1.18	6.6	$246,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the second quarter of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on September 30, 2007.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of September 30, 2007, $157,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.8 years.

The following table summarizes information with respect to options outstanding and options exercisable at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise		Exercise	Remaining		Exercise
Price Range	Shares	Price	Life	Shares	Price
$0.16 - $0.92	1,336,000	$0.58	8.8	837,011	$0.50
$1.08 - $1.82	722,200	$1.53	5.2	707,200	$1.54
$2.07 - $2.50	179,100	$2.09	4.5	179,100	$2.09
$3.13 - $4.56	61,800	$3.63	2.6	61,800	$3.63

	2,299,100	$1.07	7.2	1,785,111	$1.18

Recognition of Compensation Expense and Forfeitures

The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period.  Synthetech reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of options that are expected to be forfeited before becoming fully vested.  In determining compensation expense, Synthetech assumed an expected forfeiture rate of 3%.  An increase in the forfeiture rate would decrease compensation expense.

The weighted-average fair value of stock options was determined utilizing the assumptions below:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Expected price volatility	55%	72%	50%	72%
Risk-free interest rate	4.96%	4.74%	4.96%	4.74%
Expected term in years	10	5.6	6.1	5.6
Dividend yield	-	-	-	-
Weighted average grant date fair value	$0.75	$0.21	$0.48	$0.21

Expense Information under SFAS No. 123(R)

Stock-based compensation expense was allocated as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Stock-based compensation expense:
Cost of revenue	$4,000	$-	$28,000	$-
Operating expenses	20,000	24,000	98,000	24,000
Stock-based compensation expense
before income taxes	24,000	24,000	126,000	24,000
Income tax benefit	-	-	-	-
Total stock-based compensation
expense after income taxes	$24,000	$24,000	$126,000	$24,000

NOTE J.	SYNTHETECH COMMON STOCK

Prices for Synthetech’s common stock were reported on the over-the-counter (OTC) Pink Sheets under the symbol NZYM.PK through May 22, 2007.  Since May 23, 2007, prices for Synthetech’s common stock have been reported on the OTC Bulletin Boards under the symbol NZYM.OB.

NOTE K.	RELATED PERSON TRANSACTIONS

In February 2006, the Board of Directors established a Strategic Development Committee and appointed Dr. Daniel Fagan, Chairman of the Board, as the sole committee member.  Effective November 1, 2006, the Strategic Development Committee of the Board of Directors was terminated when Dr. Fagan was appointed Synthetech’s Chief Executive Officer.  Dr. Fagan continues to serve as Synthetech’s Board Chairman.   Dr. Fagan received a monthly retainer of $10,000 for his service on the Strategic Development Committee.  Committee fees and expenses incurred by Synthetech under this arrangement during the first six months of fiscal 2008 and 2007 were $-0- and $61,000, respectively.

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts.  Aggregate expenses incurred by Synthetech under this arrangement during the first six months of fiscal 2008 and 2007 approximated $1,000 for each period.

NOTE L.	LIQUIDITY

Synthetech returned to profitability in fiscal 2007, recording net income for the year of $193,000 and it recorded net income for the first quarter of fiscal 2008 of $119,000.  For the second quarter of fiscal 2008, Synthetech recorded a net loss of $861,000.  As of September 30, 2007, quick assets (i.e. cash and cash equivalents and accounts receivable) exceeded current liabilities by $433,000. Management believes that Synthetech’s existing cash and cash equivalents, credit facility and any funds generated from operations will be sufficient to support operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the credit facility, or any funds generated from operations will be sufficient to satisfy Synthetech’s liquidity requirements.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our future performance and operating results; shipping dates for customer orders; recurrence of large-scale projects; resolution of manufacturing process difficulties; continued Section 404 expenses for the remainder of fiscal 2008; our ability to finance our growth strategy; the conditions of the fine chemicals industry; the revenue-generating potential of our current projects; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards; and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Financial Results

Financial results for the second quarter of fiscal 2008 were disappointing.  A net loss of $861,000 for the second quarter of fiscal 2008 was a significantly larger loss than Synthetech normally would have expected on quarterly revenue of $3.0 million.  Production process difficulties carried over from the first quarter combining to reduce revenue for the second quarter and increase the unit cost of the product produced.  Based on a typical product mix, second quarter revenue of $3.0 million is inadequate to support Synthetech’s cost structure which has been increasing over the past nine months in response to improving market conditions.  During the quarter, Synthetech incurred $385,000 of unfavorable inventory adjustments, approximately $197,000 of this amount relate to inventory items in support of specific customer drug development projects which have been discontinued.

For the second quarter of fiscal 2008, Synthetech did not incur any consulting fees related to the implementation of Section 404 of the Sarbanes-Oxley Act.  Implementation of Section 404 is expected to be ongoing throughout the second-half of fiscal 2008, and related consulting fees for this six month period may approximate $125,000.

Market Overview

Despite Synthetech’s disappointing financial results for the second quarter of fiscal 2008, Synthetech has benefited from the recent improvement in the fine chemicals market.  We believe that Synthetech has been able to capitalize on these new opportunities because of our proprietary technology positions in both amino acid chemistry and multi-step chiral organic synthetic chemistry. In addition, several large multinational pharmaceutical companies have made a strategic decision to outsource more of their manufacturing requirements. We believe we are well positioned to compete for these new opportunities because of our long association with the pharmaceutical industry and the fact that we have a large scale domestic manufacturing facility staffed with experienced chemical professionals complemented by a talented R & D group.

We have recently increased our marketing effort with additional personnel to target the rapidly expanding opportunities at biopharmaceutical companies. This new growth opportunity is being driven in large part by the need of large pharmaceutical companies to develop new drugs. A number of block-buster drugs will lose patent protection and become generic over the next five years and large pharmaceutical companies are seeking to offset the impact of this development with increased internal drug development, augmented by the in-licensing of promising new drug candidates from emerging pharmaceutical companies. We believe the limited manufacturing expertise of most biopharmaceutical companies provides Synthetech with additional market opportunities.

Business Conditions

Synthetech’s order backlog as of September 30, 2007 was approximately $3.4 million.  Substantially all of these customer orders are scheduled to ship during the second half of fiscal 2008. The number of large order inquiries and resulting order activity we have experienced recently is a meaningful improvement compared to the market environment Synthetech encountered during most of fiscal 2006 and is a continuation of the favorable trend which Synthetech experienced in fiscal 2007.

Customer Project Pipeline

Our portfolio of clinical pipeline and marketed drug development projects remains active and includes a number of projects that we believe have significant revenue-generating potential.  The following table summarizes current projects that Synthetech's management believes are most significant based upon a variety of subjective criteria that relate to, among other things, the customer involved, the project size and its potential for future growth.

Significant	Number					Total
Customer	Of	Clinical Trial Phase			Marketed	Significant
Projects	Companies	I	II	III	Drug	Projects

Major pharmaceutical	8	4	7	-	7	18
Active pharmaceutical ingredient contractor	3	1	1	2	2	6
Emerging Pharmaceutical	9	7	2	2	-	11
	20	12	10	4	9	35

Synthetech intends to update the above schedule in our Annual Report on Form 10-K.
Synthetech is involved in a larger number of customer projects than those listed above.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in our condensed Statements of Operations.

Percentage of Revenue

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	95.2	66.2	81.4	77.2

Gross income	4.8	33.8	18.6	22.8

Research and development	11.6	8.7	9.4	12.3
Selling, general and administrative	21.4	18.7	19.1	22.5

Total operating expenses	33.0	27.4	28.5	34.8

Operating income (loss)	(28.2)	6.4	(9.9)	(12.0)

Interest income	0.1	0.3	0.2	0.4
Interest expense	(0.8)	(0.5)	(0.7)	(0.3)

Income (loss) before income taxes	(28.9)	6.2	(10.4)	(11.9)

Income tax expense	-	-	-	-

Net income (loss)	(28.9)%	6.2%	(10.4)%	(11.9)%

Revenue

Revenue of $3.0 million for the second quarter of fiscal 2008 decreased by $200,000, or 6%, from revenue of $3.2 million for the second quarter of fiscal 2007.  Revenue of $7.2 million for the first six months of fiscal 2008 increased by $2.2 million, or 45%, from $4.9 million for the first half of fiscal 2007.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue.  Revenue earned from three large-scale projects was $1.1 million during the second quarter of fiscal 2008.  Two large-scale projects contributed $1.9 million to revenue during the second quarter of fiscal 2007.  During the first six months of fiscal 2008, four large-scale projects contributed $3.4 million to revenue, compared to two large-scale projects contributing $1.9 million during the comparable period of fiscal 2007.

The market environment for smaller customer projects is active.  While generally individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.

Synthetech’s large-scale projects typically originate from our portfolio of successful small-scale early-stage drug development projects.

International sales, mainly to Europe, were $1.3 million and $3.3 million in the second quarter and first six months of fiscal 2008, respectively, compared to $780,000 and $1.6 million in the second quarter and first six months of fiscal 2007, respectively.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income

On slightly decreased revenue, gross income for the second quarter of fiscal 2008 decreased $934,000, to $143,000, or 5% of revenue, compared to gross income of $1.1 million, or 34% of revenue, for the second quarter of fiscal 2007.  Gross income for the first six months of fiscal 2008 increased $210,000, to $1.3 million, or 19% of revenue, compared to gross income of $1.1 million, or 23% of revenue for the first six months of fiscal 2007.

Gross income as a percentage of sales was lower for the second quarter and first six months of fiscal 2008, compared to the comparable periods of fiscal 2007, primarily due to: execution difficulties encountered on certain large customer projects, which resulted in higher than anticipated per unit raw material costs and lower than anticipated revenue; manufacturing cost increases; and increases in charges for impaired inventory.

Gross income for the second quarter and to a lesser extent the first six months of fiscal 2008 was unfavorably impacted by a cost structure designed to support a higher base of revenue.

In response to generally improving market conditions and to a lesser extent cost increases, manufacturing department costs incurred during the second quarter and first six months of fiscal 2008 increased $363,000 and $627,000, respectively, compared to the comparable periods of fiscal 2007.  Variable operating costs such as labor, maintenance, utilities and supplies expenses increased significantly between the periods.  Manufacturing department costs for the first six months of fiscal 2007 reflect a partial refund of previously paid property taxes of $57,000.

Gross income for the second quarter and first six months of fiscal 2007 reflect charges for impaired inventory of $385,000 and $514,000, respectively.  The unfavorable inventory adjustment for the second quarter of fiscal 2008 includes approximately $197,000 of inventory items in support of specific customer drug development projects which have been discontinued.  Gross income for the second quarter and first six months of fiscal 2007 reflect charges for impaired inventory of $297,000 and $389,000, respectively.

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

Operating Expenses

R&D Expense.  Research and development (R&D) expense for the second quarter of fiscal 2008 increased $69,000 to $346,000, or 12% of revenue, compared to $277,000, or 9% of revenue, for the second quarter of fiscal 2007.  The increase in R&D expense between these two periods included:
  an aggregate increase during the second quarter of fiscal 2008 in compensation expense of $76,000, composed of an increase from additional chemists employed by Synthetech in response to improving business conditions, the termination of our contract research services agreement with a facility in India in August 2006 (as described below), and general increases in salaries and benefits; and
  an increase during the second quarter of fiscal 2008 in laboratory supplies and travel expense of $30,000.
partially offset by:
  decreased costs during the second quarter of fiscal 2008 of $34,000 in fees for contract research services provided by the facility in India; and
  a decrease during the second quarter of fiscal 2008 of $6,000 arising from an increase in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products, as described below.
R&D expense in the first six months of fiscal 2008 increased $67,000 to $674,000, or 9% of revenue, compared to $607,000, or 12% of revenue, in the first six months of fiscal 2007.  The increase in R&D expense between these two periods includes:
  an increase during the first six months of fiscal 2008 of $173,000 in compensation and related costs relating to an increase in the number of chemists employed by Synthetech in response to improving business conditions and the termination of a contract research services agreement with an Indian pharmaceutical company in August 2006, and general increases in salaries and benefits; and
  an increase during the first six months of fiscal 2008 in travel expense and professional fees of $23,000.
partially offset by:
  decreased costs during the first six months of fiscal 2008 of $104,000 in fees primarily for contract research services provided by a facility in India, and a decrease during the first six months of fiscal 2008 of $25,000 arising from an increase in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products.
Commencing in October 2005, Synthetech supplemented its domestic R&D capabilities by engaging a division of an Indian pharmaceutical company to provide contract research and manufacturing.  In August 2006, Synthetech decided that it would be more efficient to access lab and small-scale manufacturing services from this partner on a project-by-project basis rather than engaging it on a monthly basis, and terminated the underlying agreement.  Fees and expenses incurred for contract research services pursuant to the agreement for the first six months of fiscal 2007 were $104,000.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department will manufacture small-scale products for sale.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first six months of fiscal 2008 and 2007 were $58,000 and $33,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense in the second quarter of fiscal 2008 increased $41,000 to $638,000, or 21% of revenue, compared to $597,000, or 19% of revenue, in the second quarter of fiscal 2007.  The change in the components of SG&A expense between the two quarters includes an increase in compensation expense of $37,000.

SG&A expense in the first six months of fiscal 2008 increased $256,000 to $1.4 million, or 19% of revenue, compared to $1.1 million, or 22% of revenue, in the first six months of fiscal 2007.

The increase of $256,000 in SG&A expense between the two six month periods included:
  an aggregate $191,000 increase in compensation expense, comprised of $60,000 of stock-based compensation expense, approximately $52,000 attributable to a new senior sales position created in April 2007, and $19,000 of general increases in salaries and benefits and sales, signing and performance bonuses; and
  during the first quarter of fiscal 2008, Synthetech incurred $40,000 in consulting fees related to the implementation of Section 404 of the Sarbanes-Oxley Act; and
  a $24,000 increase in consulting services provided by M. Sreenivasan, Synthetech’s former Chief Executive Officer, since his retirement on October 31, 2006.
SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Income

Interest income in the second quarter and first six months of fiscal 2008 was $3,000 and $12,000, respectively, compared to $10,000 and $22,000, respectively, in the same periods in fiscal 2007.  Interest income arising from a partial refund of prior years’ property taxes added $4,000 to interest income during the second quarter and first six months of fiscal 2007.  Synthetech’s interest income is primarily derived from earnings on our cash equivalents, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Interest Expense

Interest expense in the second quarter and first six months of fiscal 2008 was $23,000 and $49,000 respectively, compared to $16,000 and $18,000, respectively, in the same periods in fiscal 2007.  The increase in interest expense between the periods primarily relates to borrowings on Synthetech’s line of credit.

Income Taxes

Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income (Loss)

Net loss for the second quarter and first six months of fiscal 2008 was $861,000 and $587,000, respectively, compared to net income of $198,000 and a net loss of $587,000, respectively, for the comparable periods of fiscal 2007.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts.  The allowance for doubtful accounts as of September 30, 2007 and March 31, 2007 was $15,000.  For the quarters and six month periods ended September 30, 2007 and 2006, Synthetech’s provision for credit losses was insignificant.

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

Revenue Recognition
Synthetech recognizes revenue, including shipping and handling charges billed to customers, when the following criteria are met:
  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  Synthetech’s price to our customer is fixed or determinable; and
  Collectibility is reasonably assured.
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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $744,000 at September 30, 2007, compared to $259,000 at March 31, 2007.

At September 30, 2007, Synthetech reported working capital of $4.7 million, compared to $5.6 million at March 31, 2007.  The $900,000 decrease in working capital between March 31, 2007 and September 30, 2007 was primarily the result of the net loss for the six month period of $742,000 and capital expenditures of $543,000, partially offset by non-cash charges for depreciation of $236,000, stock-based compensation of $126,000, and loss on retirement of equipment of $16,000.

In June 2007, Synthetech renewed its credit facility with a finance company.  The credit facility is secured by a lien on all of our assets and provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at a fluctuating rate equal to the prime rate, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $15,000. The credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges and the collateral management fee.  The credit facility contains no financial covenants and expires in June 2008.  As of September 30, 2007, Synthetech had $21,000 in borrowings outstanding under the credit facility.

We generated cash in our operating activities of $1.8 million in the first six months of fiscal 2008, compared to cash used in operating activities of $1.3 million in the first six months of fiscal 2007.

In the first six months of fiscal 2008, our cash provided by operating activities was reduced by $364,000 as a result of our net loss of $742,000, partially off-set by non-cash charges for depreciation of 236,000, stock-based compensation expense of $126,000, and loss on retirement of equipment of $16,000.  Accounts receivable decreased $974,000 to $1.2 million at September 30, 2007, from $2.2 million at March 31, 2007, primarily due to a reduction in shipments between the two quarters.  Inventory decreased $627,000 to $4.2 million at September 30, 2007, from $4.8 million at March 31, 2007.  Prepaid expenses decreased $253,000 to $101,000 at September 30, 2007, from $354,000 at March 31, 2007, primarily as a result of the amortization of insurance premiums and property taxes.  Accounts payable increased $378,000 to $1.2 million at September 30, 2007, from $782,000 at March 31, 2007, primarily as the result of equipment purchases.  Accrued compensation, which is primarily composed of accrued vacation pay, accrued wages and employee sales bonuses, increased $45,000 to $318,000 at September 30, 2007, from $273,000 at March 31, 2007. Accrued termination benefits decreased $107,000 to $17,000 at September 30, 2007, from $124,000 at March 31, 2007.  Deferred revenue decreased to $-0- at September 30, 2007, from $43,000 at March 31, 2007, reflecting the revenue recognition of an advance payment on a customer order.

Cash used in investing activities for the first six months of fiscal 2008 was $543,000 compared to cash provided by investing activities of $742,000 in the first six months of fiscal 2007.  Synthetech utilized $543,000 for capital expenditures during the first six months of fiscal 2008, compared to $58,000 during the first six months of fiscal 2007.  Synthetech expects to incur a total of approximately $650,000 of capital expenditures in fiscal 2008.  Synthetech may finance remaining or additional capital expenditures from cash on hand or any internal cash flow or may seek debt or lease financing or a combination thereof.  During the first quarter of fiscal 2007, Synthetech sold $800,000 of marketable securities, at par.

Cash used in financing activities for the first six months of fiscal 2008 was $748,000, compared to cash provided by financing activities of $338,000 in the first six months of fiscal 2007.  During the first six months of fiscal 2008, Synthetech repaid $623,000 on its line of credit compared to net borrowings of $443,000 in the first six months of fiscal 2007.  Principal payments under its long-term debt obligations and notes payable totaled $132,000 during the first six months of fiscal 2008, compared to $105,000 during the comparable period of fiscal 2007.  During the first six months of fiscal 2008, Synthetech received $7,000 in proceeds from the exercise of stock options.

Cash and cash equivalents increased $485,000 during the first six months of fiscal 2008, to $744,000 at September 30, 2007, from $259,000 at March 31, 2007.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts during the six months ended September 30, 2007.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

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

There has been no change in our internal control over financial reporting during the second quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on July 19, 2007 in Portland, Oregon.

1)	Election of Directors
All six incumbent directors were reelected, all without opposition, to serve one-year terms in office.  The results of this election were as follows:

Name of Director	For	Withheld

Paul C. Ahrens	12,948,675	286,331
Daniel T. Fagan, Ph.D.	13,181,250	53,756
Howard L. Farkas	12,938,925	296,081
Donald E. Kuhla, Ph.D.	13,120,800	114,206
Hans C. Noetzli	13,182,050	52,956
Charles B. Williams	12,941,325	293,681

2)	Ratification of Independent Auditors
The appointment of Peterson Sullivan PLLP as the independent auditors for fiscal year 2008 was ratified.  The results of the shareholder vote were as follows:

	For	Against	Abstain
Appointment of Peterson Sullivan PLLC
as independent auditor	13,179,295	36,003	19,708

Item 5.	Other Information

Executive Compensation

On July 19, 2007, the Compensation Committee of Synthetech, Inc.’s Board of Directors approved bonus performance objectives for cash incentives for fiscal 2008 for its senior management under its Key Employee Performance Plan (KEPP).  Awards under the KEPP are determined as a percentage of base salary, with payment based on achievement of certain performance objectives based on (1) health, safety and environment goals, (2) business strategy goals and (3) business performance goals.  Objectives 1 and 2 have a score from zero to one and objective 3 has a score from zero to two. Payments are calculated on the performance in meeting the objective's goals, which is then multiplied by a weighted percentage for each objective based on the relative importance of the objective to the overall goals. This calculation yields a bonus percentage for the objective for the applicable participant in the KEPP. The sum of all of the bonus percentages for each objective is multiplied by the individual's salary percentage and the product is multiplied by the applicable prorated fiscal year 2008 salary, yielding the KEPP payout.  Weightings vary for specific objectives among participants in the KEPP, and not all business strategy objectives are applicable to each participant.  Payouts are based on the score for each individual and the applicable weighting percentage.  Based on Synthetech's performance for the first half of fiscal 2008, it has not accrued any amounts for potential payments under the KEPP.

The 2008 base salaries, ranges of bonuses as a percentage of base salary and the performance objective allocations for Synthetech's "named executive officers" who participate in the KEPP are as follows:

			Fiscal 2008 Target Bonus Allocation
Name and Title	Fiscal 2008 Salary	Fiscal 2008 Range of Cash Incentive as a % of Base Salary	Health, Safety and Environ-mental Objectives	Business Strategy Objectives	Business Performance Objectives
Dr. Daniel T. Fagan Chief Executive Officer	$150,000	0 to 77%	10%	30%	60%
Dr. Gregory R. Hahn President and Chief Operating Officer	$200,000	0 to 81%	10%	10%	80%
Gary A. Weber Vice President of Finance and Administration and Chief Financial Officer	$145,000	0 to 57%	10%	25%	65%
Joel D. Melka[1] Vice President of Operations	$140,000	0 to 45%	15%	35%	50%

1 Mr. Melka's employment with Synthetech terminated as of October 31, 2007.  Any payment he may be entitled to under the KEPP for fiscal 2008 performance will be prorated based on the period of the fiscal year prior to the date his employment terminated.

For each of the members of senior management listed above, payment of the bonus target is based on achievement of objectives during the period from April 1, 2007 to March 31, 2008 in the three categories listed above and further allocated based on the following subcategories and percentages, which may vary for each individual for each category; however the total for each individual adds to 100%:

Health, Safety and Environmental Objectives:		10-15%

Recordable Injuries	4-5%
Lost-Time Accidents	4-5%
Process Safety and Reportable Environmental Incident	2-5%

Business Strategy Objectives:		10-35%
New Technology	10%
New Business Areas	5%
Cost Controls and Improvements	10-20%
Process Development	5%
Sarbanes-Oxley 404 Analysis	5-10%
Investor Relations	5%
ISO 14001 Certification	5%

Business Performance Objectives:		50-80%

Achieve Sales Target	10-20%
Achieve EBIT (earnings before interest and taxes) Target	40-60%

Dr. Joseph Murphy, Synthetech's Director of Business Development, does not participate in the KEPP but is subject to a separate sales incentive plan that pays 1.5% of eligible sales over $0.5 million for the period from September 1, 2007 to August 31, 2008.  Dr. Murphy will receive his payment under the sales incentive plan in September 2008.  For the period from September 1, 2006 to August 31, 2007, Dr. Murphy earned a total of $63,129 under his separate sales incentive plan for that period, which was paid in October 2007 and is in addition to his base salary of $115,000.

Item 6.	Exhibits

(a)	Exhibits.

Exhibit 3.1	Articles of Incorporation of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
Exhibit 3.2	Bylaws of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
Exhibit 10.1	Fiscal 2008 Executive Bonus Objectives
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC. (Registrant)

Date: November 13, 2007	By:	/s/ Daniel T. Fagan
Daniel T. Fagan
Chairman & Chief Executive Officer

Date: November 13, 2007	By:	/s/ Gary A. Weber
Gary A. Weber
Vice President Finance & Chief Financial Officer