Form 10-Q
period 2007-12-31
SYNTHETECH INC
filed 2008-02-13
CIK 749290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

Yes                    No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class: Common Stock, $0.001 par value
Shares outstanding as of February 11, 2008:  14,631,614

SYNTHETECH, INC

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SYNTHETECH, INC.
Condensed Balance Sheets
(unaudited)

	December 31,	March 31,
	2007	2007

Assets

Current Assets:
Cash and cash equivalents	$308,000	$259,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,256,000	2,195,000
Inventories	4,291,000	4,778,000
Prepaid expenses	405,000	354,000

Total Current Assets	7,260,000	7,586,000

Property, Plant and Equipment, net	3,945,000	3,746,000

Total Assets	$11,205,000	$11,332,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	December 31,	March 31,
	2007	2007

Liabilities and Shareholders’ Equity

Current Liabilities:
Line of credit	$629,000	$644,000
Note payable	235,000	132,000
Accounts payable	1,126,000	782,000
Accrued compensation	260,000	273,000
Accrued termination benefits	-	124,000
Deferred revenue	750,000	43,000
Other accrued liabilities	6,000	3,000

Total Current Liabilities	3,006,000	2,001,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,566,000 and 14,547,000 shares	15,000	15,000
Paid-in capital	9,331,000	9,176,000
Retained earnings (deficit)	(1,147,000)	140,000

Total Shareholders' Equity	8,199,000	9,331,000

Total Liabilities and Shareholders' Equity	$11,205,000	$11,332,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenue	$2,851,000	$3,724,000	$10,004,000	$8,654,000
Cost of revenue	2,449,000	2,431,000	8,270,000	6,239,000

Gross income	402,000	1,293,000	1,734,000	2,415,000

Research and development	308,000	233,000	982,000	840,000
Selling, general and administrative	628,000	540,000	1,991,000	1,647,000

Total operating expenses	936,000	773,000	2,973,000	2,487,000

Operating income (loss)	(534,000)	520,000	(1,239,000)	(72,000)

Interest income	4,000	6,000	16,000	28,000
Interest expense	(15,000)	(28,000)	(64,000)	(46,000)

Income (loss) before income taxes	(545,000)	498,000	(1,287,000)	(90,000)

Income tax benefit	-	-	-	(1,000)

Net income (loss)	$(545,000)	$498,000	$(1,287,000)	$(89,000)

Net income (loss) per common share:
Basic and diluted income (loss) per share	$(0.04)	$0.03	$(0.09)	$(0.01)
Weighted average shares outstanding:

Basic	14,566,614	14,527,109	14,558,178	14,523,432
Diluted	14,566,614	14,668,682	14,558,178	14,523,432

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Nine Months Ended December 31,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,287,000)	$(89,000)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation expense	355,000	381,000
Loss on retirement of equipment	80,000	-
Stock-based compensation expense	148,000	36,000

(Increase) decrease in assets:
Accounts receivable, net	(61,000)	(1,510,000)
Inventories	487,000	(1,245,000)
Prepaid expenses	241,000	190,000

Increase (decrease) in liabilities:
Accounts payable	344,000	135,000
Accrued compensation	(13,000)	20,000
Accrued termination benefits	(124,000)	(2,000)
Deferred revenue	707,000	195,000
Other accrued liabilities	3,000	7,000
Cash Provided By (Used In) Operating Activities	880,000	(1,882,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(634,000)	(86,000)
Sale of marketable securities, available for sale	-	800,000
Cash Provided by (Used In) Investing Activities	(634,000)	714,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) line of credit	(15,000)	966,000
Principal payments under long-term debt obligations	-	(21,000)
Repayment of note payable	(189,000)	(169,000)
Proceeds from exercise of stock options	7,000	8,000
Cash Provided By (Used In) Financing Activities	(197,000)	784,000

Increase (Decrease) in Cash and Cash Equivalents	49,000	(384,000)

Cash and Cash Equivalents at Beginning of Period	259,000	1,233,000

Cash and Cash Equivalents at End of Period	$308,000	$849,000

Non-Cash Financing Activities:
Insurance premiums financed with note payable	$292,000	$314,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of December 31, 2007 and for the three- and nine-month periods ended December 31, 2007 is unaudited)

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

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading.  Synthetech’s management suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2007.  Synthetech's fiscal year ends March 31 of each year.

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

Cash and cash equivalents consist of the following:

	December 31,	March 31,
	2007	2007

Cash	$131,000	$209,000
Cash equivalents	177,000	50,000
	$308,000	$259,000

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivable and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of December 31, 2007 and March 31, 2007 was $15,000.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major pharmaceutical, emerging biopharmaceutical and contract drug synthesis companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At December 31, 2007, three customers had accounts receivable balances of 33%, 16%, and 16%, respectively, of total accounts receivable.  At March 31, 2007, four customers had accounts receivable balances of 30%, 27%, 13% and 11%, respectively, of total accounts receivable.  During the first nine months of fiscal 2008, sales to two customers, each exceeding 10% of revenue for the period, accounted for an aggregate of approximately 29% of revenue.  During the first nine months of fiscal 2007, sales to two customers, each exceeding 10% of revenue for the period, accounted for an aggregate of approximately 52% of revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

Recent Accounting Pronouncements:

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Synthetech does not believe that the implementation of SFAS 160 will have any effect on its consolidated financial statements.

NOTE C.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128.  For the three months ended December 31, 2006, the weighted-average number of shares used to compute diluted income per share includes common stock equivalents.  For the three months ended December 31, 2007 and the nine month periods ended December 31, 2007 and 2006, the weighted-average number of shares used to compute diluted loss per share did not differ from the weighted-average number of shares used to compute basic loss per share.  The common stock equivalents were excluded from these earnings per share computations because their effect would have been anti-dilutive.

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Common stock options outstanding	2,243,700	1,793,800	2,243,700	1,793,800
Less common stock options used in
calculating diluted income (loss) per share	-	565,000	-	-
Common stock options not used in
calculating diluted income (loss) per share	2,243,700	1,228,800	2,243,700	1,793,800

NOTE D.	STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006

Interest	$15,000	$28,000	$64,000	$46,000

NOTE E.	INVENTORIES

The major components of inventories, net of reserves, are as follows:

	December 31,	March 31,
	2007	2007

Finished products	$2,050,000	$2,051,000
Work in process	932,000	1,106,000
Raw materials	1,309,000	1,621,000
	$4,291,000	$4,778,000

NOTE F.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:
	Depreciable Life	December 31,	March 31,
	In Years	2007	2007
Land		$241,000	$241,000
Buildings	15 – 40	1,617,000	1,616,000
Machinery and equipment	5 – 17	2,658,000	2,382,000
Laboratory equipment	5 – 17	1,258,000	1,058,000
Furniture and fixtures	3 – 5	91,000	82,000
Construction in process		7,000	7,000
		5,872,000	5,386,000

Less:
Accumulated depreciation		(1,927,000)	(1,640,000)

		$3,945,000	$3,746,000

NOTE G.	LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at prime plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $15,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges and the collateral management fee.  The facility is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  The credit facility contains no financial covenants and is scheduled to expire on June 15, 2008.  The amount outstanding under the facility as of December 31, 2007 was $629,000.

NOTE H.	NOTE PAYABLE

During October and November 2007, Synthetech financed $292,000 of annual premiums for certain of its insurance policies.  As of December 31, 2007, remaining payments under the financings consisted of eight monthly installments of $34,000, including interest at 7.5%.  The amount outstanding under the finance agreements as of December 31, 2007 was $235,000.

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

In accordance with an employment agreement between Synthetech and Synthetech’s former President and Chief Executive Officer, upon termination of employment, the former executive was entitled to receive one year of base salary and healthcare benefits, to be paid in twelve monthly installments ending in October 2007.  There are no remaining payments due under this agreement as of December 31, 2007.

NOTE J.	EMPLOYEE STOCK BENEFITS

Description of the Stock Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.  Options generally vest in equal annual installments between the date of grant and one to five years from the date of grant, although individual options may have different vesting terms.  All options expire no later than ten years from the date of grant.  As of December 31, 2007, 599,550 shares were available for issuance under the 2005 Plan.

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

Restricted stock awards (RSAs) – Awards of restricted stock may be either grants of restricted stock, restricted stock units or performance-based stock units that are issued at no cost to the recipient.  For RSAs, at the date of grant the recipient has the rights of a shareholder, subject to certain restrictions on transferability and a risk of forfeiture.  Synthetech’s most recently issued RSAs had an original vesting period of two years.  Synthetech has not awarded restricted stock units or performance-based stock units.  Compensation cost for RSAs is determined using the market value of Synthetech’s common stock on the date of grant and the resulting expense is recognized on a straight-line basis over the vesting term.

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

Stock Option Activity

A summary of stock option activity under Synthetech’s 2005 Plan and otherwise as of December 31, 2007 and changes during the nine-month period then ended is presented below:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	Of	Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
Options outstanding, March 31, 2007	1,793,800	$1.13
Granted	540,000	$0.88
Exercised	(20,000)	$0.33
Forfeited	(70,100)	$1.07
Options outstanding, December 31, 2007	2,243,700	$1.08	6.9	$90,000
Options exercisable, December 31, 2007	1,804,711	$1.16	6.3	$71,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the quarter ended December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on December 31, 2007.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of December 31, 2007, $128,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.8 years.

The following table summarizes information with respect to options outstanding and options exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Exercise	Remaining		Exercise
Exercise Price Range	Shares	Price	Life	Shares	Price
$0.16 - $0.92……………	1,286,000	$0.57	8.6	862,011	$0.49
$1.07 - $1.82……………	717,800	$1.53	4.9	702,800	$1.54
$2.07 - $2.50…...............	178,100	$2.09	4.2	178,100	$2.09
$3.13 - $4.56……………	61,800	$3.63	2.3	61,800	$3.63

	2,243,700	$1.08	6.9	1,804,711	$1.16

Recognition of Compensation Expense and Forfeitures

The fair value of each option is amortized into compensation expense on a straight-line basis over the requisite service period.  Synthetech reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of options that are expected to be forfeited before becoming fully vested.  In determining compensation expense, Synthetech assumed an expected forfeiture rate of 3%.  An increase or decrease in the forfeiture rate would decrease or increase, respectively, compensation expense.

The weighted-average fair value of stock options was determined utilizing the assumptions below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

Expected price volatility	-	71%	50%	72%
Risk-free interest rate	-	4.48%	4.96%	4.71%
Expected term in years	-	5.5	6.1	5.6
Dividend yield	-	-	-	-
Weighted average grant date fair value	-	$0.21	$0.48	$0.21

Expense Information under SFAS No. 123(R)

Stock-based compensation expense was allocated as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

Stock-based compensation expense:
Cost of revenue	$4,000	$-	$32,000	$-
Operating expenses	18,000	24,000	116,000	36,000
Stock-based compensation expense
before income taxes	22,000	24,000	148,000	36,000
Income tax benefit	-	-	-	-
Total stock-based compensation
expense after income taxes	$22,000	$24,000	$148,000	$36,000

NOTE K.	SYNTHETECH COMMON STOCK

Prices for Synthetech’s common stock were reported on the over-the-counter (OTC) Pink Sheets under the symbol NZYM.PK through May 22, 2007.  Since May 23, 2007, prices for Synthetech’s common stock have been reported on the OTC Bulletin Board under the symbol NZYM.OB.

NOTE L.	RELATED PERSON TRANSACTIONS

In February 2006, the Board of Directors established a Strategic Development Committee and appointed Dr. Daniel Fagan, Chairman of the Board, as the sole committee member.  Effective November 1, 2006, the Strategic Development Committee of the Board of Directors was terminated when Dr. Fagan was appointed Synthetech’s Chief Executive Officer.  Dr. Fagan continues to serve as Synthetech’s Board Chairman.   Dr. Fagan received a monthly retainer of $10,000 for his service on the Strategic Development Committee.  Committee fees and expenses incurred by Synthetech under this arrangement during the first nine months of fiscal 2008 and fiscal 2007 were $-0- and $72,000, respectively.

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts.  Aggregate expenses incurred by Synthetech under this arrangement during the first nine months of fiscal 2008 and fiscal 2007 approximated $3,000 and $1,000, respectively.

NOTE M.	LIQUIDITY

Synthetech returned to profitability in fiscal 2007, recording net income for the year of $193,000 and it recorded net income for the first quarter of fiscal 2008 of $119,000.  For the first nine months of fiscal 2008, Synthetech recorded a net loss of $1,287,000.  As of December 31, 2007, current liabilities exceeded quick assets (i.e. cash and cash equivalents and accounts receivable) by $442,000.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our future performance and operating results; shipping dates for customer orders; recurrence of large-scale projects; resolution of manufacturing process difficulties; continued Section 404 implementation expenses for the remainder of fiscal 2008; our ability to finance our growth strategy; the conditions of the fine chemicals industry; the revenue-generating potential of our current projects; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; our limited financial and other resources and operating losses in recent periods; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards; and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2007, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

Synthetech, Inc., based in Albany, Oregon, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  We develop and manufacture amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins, primarily for the pharmaceutical industry.  Synthetech produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations.  Our products support the development and manufacture of therapeutic peptides and peptidomimetic (or peptide-like) small molecule drugs from early stages of a customer’s clinical development, through market launch and into commercial production.  Synthetech’s domestic and international customer base includes major pharmaceutical and emerging biopharmaceutical companies, as well as contract drug manufacturing firms.  We also supply catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms.

Financial Results
Financial results for the third quarter and first nine months of fiscal 2008 were disappointing.  On revenue of $2.9 million, Synthetech reported a net loss for the quarter of $545,000.  For the first nine months of fiscal 2008, on revenue of $10.0 million, Synthetech reported a net loss of $1.3 million.  Production process difficulties reduced revenue and increased per unit costs, significantly hindering our fiscal 2008 financial results.  We estimate that manufacturing difficulties related to certain customer projects reduced revenue for the first nine months of fiscal 2008 by approximately $900,000 and increased our charges for impaired inventory by approximately $295,000. We are continuing to address weaknesses in our manufacturing processes.

Based on a typical product mix, third quarter revenue of $2.9 million is inadequate to support Synthetech’s cost structure, which has been increasing over the past year as we respond to generally improving market conditions.

For the third quarter and first nine months of fiscal 2008, Synthetech incurred consulting fees related to the implementation of Section 404 of the Sarbanes-Oxley Act of $60,000 and $100,000, respectively.  Implementation of Section 404 is expected to be ongoing throughout the fourth quarter of fiscal 2008.

Market Overview
Despite Synthetech’s disappointing financial results for the third quarter and first nine months of fiscal 2008, Synthetech has benefited from the recent improvement in the fine chemicals market.  We believe that Synthetech has been able to capitalize on new opportunities because of our proprietary technology positions in both amino acid chemistry and multi-step chiral organic synthetic chemistry. In addition, several large multi-national pharmaceutical companies have made a strategic decision to outsource more of their manufacturing requirements. We believe we are well positioned to compete for these new opportunities because of our long association with the pharmaceutical industry, large-scale domestic manufacturing facility, and experienced chemists and R&D group.

We have recently increased our marketing effort with additional personnel to target the rapidly expanding opportunities at biopharmaceutical companies. This new growth opportunity is being driven in large part by the need of large pharmaceutical companies to develop new drugs. A number of block-

buster drugs will lose patent protection and become generic over the next five years and large pharmaceutical companies are seeking to offset the impact of this development with increased internal drug development, augmented by the in-licensing of promising new drug candidates from emerging pharmaceutical companies. We believe the limited manufacturing expertise of most biopharmaceutical companies provides Synthetech with additional market opportunities.

Business Conditions
Synthetech’s order backlog as of December 31, 2007 was approximately $6.5 million, compared to $5.2 million at December 31, 2006.  Substantially all of these customer orders are scheduled to ship during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.  In addition to our traditional pharmaceutical projects, we have seen some inquires and orders in support of both industrial and medical device projects.  In spite of our financial results for the last two fiscal quarters, management views the number of large project inquiries and resulting order activity we have experienced recently as a continuation of the overall favorable trend that Synthetech has experienced since fiscal 2007.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in our condensed Statements of Operations.

Percentage of Revenue

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	85.9	65.3	82.7	72.1

Gross income	14.1	34.7	17.3	27.9

Research and development	10.8	6.2	9.8	9.7
Selling, general and administrative	22.0	14.5	19.9	19.0

Total operating expenses	32.8	20.7	29.7	28.7

Operating income (loss)	(18.7)	14.0	(12.4)	(0.8)

Interest income	0.1	0.2	0.1	0.3
Interest expense	(0.5)	(0.8)	(0.6)	(0.5)

Income (loss) before income taxes	(19.1)	13.4	(12.9)	(1.0)

Income tax expense	-	-	-	-

Net income (loss)	(19.1)%	13.4%	(12.9)%	(1.0)%

Revenue

Revenue of $2.9 million for the third quarter of fiscal 2008 decreased by $873,000, or 23%, from revenue of $3.7 million for the third quarter of fiscal 2007.  Revenue of $10.0 million for the first nine months of fiscal 2008 increased by $1.4 million, or 16%, from $8.7 million for the first nine months of fiscal 2007.  As discussed above, management estimates that manufacturing difficulties on certain customer projects reduced revenue for the first nine months of fiscal 2008 by approximately $900,000.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue.  Revenue earned from four large-scale projects was $1.3 million during the third quarter of fiscal 2008.  Two large-scale projects contributed $2.1 million of revenue during the third quarter of fiscal 2007.  During the first nine months of fiscal 2008, five large-scale projects contributed $4.7 million to revenue, compared to two large-scale projects that contributed $4.0 million during the comparable period of fiscal 2007.

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

International sales, mainly to Europe, were $1.1 million and $4.4 million in the third quarter and first nine months of fiscal 2008, respectively, compared to $1.5 million and $2.3 million in the third quarter and first nine months of fiscal 2007, respectively.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

To the extent successful customer projects develop into larger volumes, either during late stage clinical trials, pre-launch or as a marketed product, Synthetech’s per unit pricing may decline.  There is a risk that the impact on future sales and profitability from declines in pricing may not be offset by an increase in volume.

The level of Synthetech’s business from period to period is largely unpredictable. Although revenue associated with marketed products is more likely to provide a longer term, on-going revenue stream than revenue associated with drugs at the clinical or discovery stages, continuation of customer demand for our products from customers with marketed products remains subject to various market conditions, including potential use of alternative manufacturing methods, continued market demand for drugs that we support, and competition from other suppliers.  Accordingly, while significant orders related to marketed products provide substantial and more predictable revenue, we expect revenue to continue to fluctuate significantly from period to period.

Gross income

Gross income for the third quarter of fiscal 2008 decreased $891,000, to $402,000, or 14% of revenue, compared to gross income of $1.3 million, or 35% of revenue, for the third quarter of fiscal 2007.  The decrease in gross income between the two periods is primarily the result of decreased sales of $873,000, an increase in charges for impaired inventory, and an increase in manufacturing department costs.

Gross income for the first nine months of fiscal 2008 decreased $681,000, to $1.7 million, or 17% of revenue, compared to gross income of $2.4 million, or 28% or revenue, for the first nine months of fiscal 2007.  On increased sales of $1.4 million, gross income as a percentage of sales was lower for the first nine months of fiscal 2008, compared to the comparable periods of fiscal 2007, primarily due to:

●	execution difficulties encountered on certain large customer projects, which resulted in higher than anticipated per unit raw material costs and lower than anticipated revenue;

●	manufacturing cost increases; and

●	increases in charges for impaired inventory.

Gross income for the third quarter and first nine months of fiscal 2008 was unfavorably impacted by a cost structure designed to support a higher base of revenue, which current cost structure reflects in part Synthetech's response to generally improving market conditions.

In response to generally improving market conditions and to a lesser extent cost increases, manufacturing department costs incurred during the third quarter and first nine months of fiscal 2008 increased $188,000 and $815,000, respectively, compared to the comparable periods of fiscal 2007.

Variable operating costs such as labor, maintenance, utilities and supplies expenses have increased between the periods.  Manufacturing department costs for the first nine months of fiscal 2007 reflect a partial refund of previously paid property taxes of $57,000.

Gross income for the third quarter and first nine months of fiscal 2008 reflect charges for impaired inventory of $405,000 and $919,000, respectively.  The charges for impaired inventory for the first nine months of fiscal 2008 include $295,000 related to production difficulties discussed above.  Gross income for the third quarter and first nine months of fiscal 2007 reflect charges for impaired inventory of $180,000 and $569,000, respectively.  Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off.  It remains difficult to rework certain materials on a cost effective basis.  Synthetech also writes-off inventory that is specific to any customer project that has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense.  Research and development (R&D) expense for the third quarter of fiscal 2008 increased $75,000 to $308,000, or 11% of revenue, compared to $233,000, or 6% of revenue, for the third quarter of fiscal 2007.  The increase in R&D expense between these two periods included:

●
an aggregate increase during the third quarter of fiscal 2008 in compensation expense of $74,000, comprised of an increase from additional chemists employed by Synthetech in response to improving business conditions and the termination of our contract research services agreement with a facility in India in August 2006 (as described below), and general increases in salaries and benefits; and

●	an increase during the third quarter of fiscal 2008 in laboratory supplies, travel and depreciation expenses of $34,000; and

●	an increase during the third quarter of fiscal 2008 in on-line library services of $12,000;

partially offset by:

●
a decrease during the third quarter of fiscal 2008 of $49,000 arising from an increase in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products, as described below.

R&D expense in the first nine months of fiscal 2008 increased $142,000 to $982,000, or 10% of revenue, compared to $840,000, or 10% of revenue, in the first nine months of fiscal 2007.  The increase in R&D expense between these two periods includes:

●
an increase during the first nine months of fiscal 2008 of $243,000 in compensation and related costs relating to an increase in the number of chemists employed by Synthetech in response to improving business conditions and the termination of a contract research services agreement with an Indian pharmaceutical company in August 2006, and general increases in salaries and benefits; and

●	an increase during the first nine months of fiscal 2008 in travel expense, laboratory supplies and professional fees of $48,000; and

●	an increase during the first nine months of fiscal 2008 in research resources of $10,000;

partially offset by:

●
relative decreased costs during the first nine months of fiscal 2008 of $104,000 primarily for fees for contract research services provided during the first nine months of fiscal 2007 by a facility in India, and

●	a decrease during the first nine months of fiscal 2008 of $74,000 arising from an increase in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products.

Commencing in October 2005, Synthetech supplemented its domestic R&D capabilities by engaging a division of an Indian pharmaceutical company to provide contract research and manufacturing services.  In August 2006, Synthetech decided that it would be more efficient to access lab and small-scale manufacturing services from this partner on a project-by-project basis rather than engaging it on a monthly basis, and terminated the underlying agreement.  Fees and expenses incurred for contract research services pursuant to the agreement for the first nine months of fiscal 2007 were $104,000.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department will manufacture small-scale products for sale.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first nine months of fiscal 2008 and 2007 were $118,000 and $44,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense in the third quarter of fiscal 2008 increased $88,000 to $628,000, or 22% of revenue, compared to $540,000, or 15% of revenue, in the third quarter of fiscal 2007.  The increase of $88,000 in SG&A expense between the two periods included:

●	an aggregate increase during the third quarter of fiscal 2008 in compensation expense of $40,000; and

●	an increase in consulting fees of $60,000, related to the implementation of Section 404 of the Sarbanes-Oxley Act;

partially offset by:

●	a decrease in marketing expense of approximately $20,000.

SG&A expense in the first nine months of fiscal 2008 increased $344,000 to $2.0 million, or 20% of revenue, compared to $1.6 million, or 19% of revenue, in the first nine months of fiscal 2007.

The increase in SG&A expense between the two nine month periods included:

●
an aggregate $231,000 increase in compensation expense, composed of approximately $86,000 attributable to a new senior sales position created in April 2007, an increase of $64,000 in stock-based compensation expense, and approximately $81,000 of general increases in salaries, benefits and sales, signing and performance bonuses;

●	an increase in consulting fees of $100,000 related to the implementation of Section 404 of the Sarbanes-Oxley Act; and

●	a $28,000 increase in consulting services provided by M. Sreenivasan, Synthetech’s former Chief Executive Officer, since his retirement on October 31, 2006.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Income

Interest income in the third quarter and first nine months of fiscal 2008 was $4,000 and $16,000, respectively, compared to $6,000 and $28,000, respectively, in the same periods in fiscal 2007.  Interest income arising from a partial refund of prior years’ property taxes added $4,000 to interest income during the first nine months of fiscal 2007.  Synthetech’s interest income is primarily derived from earnings on our cash equivalents, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Interest Expense

Interest expense in the third quarter and first nine months of fiscal 2008 was $15,000 and $64,000 respectively, compared to $28,000 and $46,000, respectively, in the same periods in fiscal 2007.  The increase in interest expense between the periods primarily relates to borrowings on Synthetech’s line of credit.

Income Taxes

Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income (Loss)

Net loss for the third quarter of fiscal 2008 was $545,000, compared to net income for the comparable quarter of fiscal 2007 of $498,000.  The net loss for the nine month periods ended December 31, 2007 and 2006 was $1.3 million and $89,000, respectively.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts.  The allowance for doubtful accounts as of December 31, 2007 and March 31, 2007 was $15,000.  For the quarters and nine month periods ended December 31, 2007 and 2006, Synthetech’s provision for credit losses was insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Long-Lived Asset Impairment
In accordance with the provisions of SFAS No. 144, Synthetech assesses the impairment of long-lived assets such as property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Factors that could trigger an impairment review include, among others:

●	a significant change in the extent or manner in which a long-lived asset is being used;

●	a significant change in the business climate that could affect the value of a long-lived asset; and
●	a significant decrease in the market value of assets.

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

Revenue Recognition
Synthetech recognizes revenue, including shipping and handling charges billed to customers, when the following criteria are met:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	Synthetech’s price to our customer is fixed or determinable; and
●	Collectibility is reasonably assured.

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

Production Factors
Synthetech has a full cycle “grams to tons” production capability and has made over 500 products. With over 20 years of experience, Synthetech has developed extensive process technology and is recognized as one of the leaders in our area of expertise.  Nevertheless, initial batches of new products and scaling up production processes for existing products may result in significantly lower than expected yields and extended processing time, and may require substantial rework to meet required customer specifications.  These factors could cause increased costs and delayed shipments, either of which could negatively affect periodic operating results.

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $308,000 at December 31, 2007, compared to $259,000 at March 31, 2007.

At December 31, 2007, Synthetech reported working capital of $4.3 million, compared to $5.6 million at March 31, 2007.  The $1.3 million decrease in working capital between March 31, 2007 and December 31, 2007 was primarily the result of the net loss for the nine month period of $1.3 million and capital expenditures of $634,000, partially offset by non-cash charges for depreciation of $355,000, stock-based compensation of $148,000, and loss on retirement of equipment of $80,000.

In June 2007, Synthetech renewed its credit facility with a finance company.  The credit facility is secured by a lien on all of our assets and provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at a fluctuating rate equal to the prime rate, plus a monthly collateral management fee of 0.25% of the outstanding loan balance. The annual fee for the credit facility is $15,000. The credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges and the collateral management fee.  The credit facility contains no financial covenants and expires in June 2008.  As of December 31, 2007, Synthetech had $629,000 in borrowings outstanding under the credit facility.

We generated cash in our operating activities of $880,000 in the first nine months of fiscal 2008, compared to cash used in operating activities of $1.9 million in the first nine months of fiscal 2007.

In the first nine months of fiscal 2008, our cash provided by operating activities was reduced by $704,000 as a result of our net loss of $1.3 million, partially off-set by non-cash charges for depreciation of $355,000, stock-based compensation expense of $148,000, and loss on retirement of equipment of $80,000.  Accounts receivable increased $61,000 to $2.3 million at December 31, 2007, from $2.2 million at March 31, 2007.  The increase between the two periods reflects a December 2007 invoice for $750,000 relating to a customer advance, partially offset by a decrease in sales between the two quarters.  Inventory decreased $487,000 to $4.3 million at December 31, 2007, from $4.8 million at March 31, 2007.  Unfavorable inventory adjustments for the nine month ended December 31, 2007 totaled $919,000.  Including $292,000 of insurance premiums financed with a note payable and reflecting the amortization of insurance premiums and property taxes over the periods that they benefit, prepaid expenses increased $241,000 to $405,000 at December 31, 2007, from $354,000 at March 31, 2007.  Accounts payable increased $344,000 to $1.1 million at December 31, 2007, from $782,000 at March 31, 2007, primarily as the result of the timing of purchases and set-up costs associated with a customer project scheduled for production in January 2008.  Accrued compensation, which is primarily composed of accrued vacation pay, accrued wages and employee sales bonuses, decreased $13,000 to $260,000 at December 31, 2007, from $273,000 at March 31, 2007. Accrued termination benefits decreased to $-0- at December 31, 2007, from $124,000 at March 31, 2007.  Deferred revenue increased $707,000 to $750,000 at December 31, 2007, from $43,000 at March 31, 2007, reflecting the invoicing of an advance payment on a customer order.

Cash used in investing activities for the first nine months of fiscal 2008 was $634,000 compared to cash provided by investing activities of $714,000 in the first nine months of fiscal 2007.  Synthetech used $634,000 for capital expenditures during the first nine months of fiscal 2008, compared to $86,000 during the first nine months of fiscal 2007.  Synthetech expects to incur a total of approximately $700,000 of capital expenditures in fiscal 2008.  Synthetech may finance remaining or additional capital expenditures from cash on hand or any internal cash flow or may seek debt or lease financing or a combination thereof.  During the first quarter of fiscal 2007, Synthetech liquidated $800,000 of marketable securities, at par.

Cash used in financing activities for the first nine months of fiscal 2008 was $197,000, compared to cash provided by financing activities of $784,000 in the first nine months of fiscal 2007.  During the first nine months of fiscal 2008, Synthetech repaid $15,000 on its line of credit compared to net borrowings of $966,000 in the first nine months of fiscal 2007.  Principal payments under its long-term debt obligations and notes payable totaled $189,000 during the first nine months of fiscal 2008, compared to $169,000 during the comparable period of fiscal 2007.  Non-cash financing activities include proceeds from a notes payable to finance insurance premiums in the amount of $292,000 and $314,000 for the first nine months of fiscal 2008 and 2007, respectively.  During the first nine months of fiscal 2008, Synthetech received $7,000 in proceeds from the exercise of stock options.

Synthetech returned to profitability in fiscal 2007, recording net income for the year of $193,000 and it recorded net income for the first quarter of fiscal 2008 of $119,000.  For the first nine months of fiscal 2008, Synthetech recorded a net loss of $1,287,000.  As of December 31, 2007, current liabilities exceeded quick assets (i.e. cash and cash equivalents and accounts receivable) by $442,000. We believe that our existing cash and cash equivalents, availability under our credit facility and any funds generated from operations will be sufficient to support our operations for the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the credit facility or any funds generated from operations will be sufficient to satisfy our liquidity requirements.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts during the nine months ended December 31, 2007.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

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

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

SYNTHETECH, INC.
(Registrant)

Date: February 12, 2008	By:	/s/ Daniel T. Fagan
Daniel T. Fagan
Chairman & Chief Executive Officer

Date: February 12, 2008	By:	/s/ Gary A. Weber
Gary A. Weber
Vice President Finance &
Chief Financial Officer