Form 10-K
period 2008-03-31
SYNTHETECH INC
filed 2008-06-09
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

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
(Address of principal executive offices) (Zip code)

(541) 967-6575
(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:	None
Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, $0.001 Par Value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES                 NO        X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES                 NO        X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES       X          NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one).

Large Accelerated Filer                     Accelerated Filer                     Non-Accelerated Filer        X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES                 NO        X

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, computed by reference to the last sales price ($0.77) as reported by the Over-the-Counter Bulletin Boards, as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2007), was $10,174,128

As of June 6, 2008, there were 14,631,614 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1.  BUSINESS

The following discussion of Synthetech's business should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements relating to future events or the future financial performance of Synthetech.  Synthetech’s actual results could differ materially from those anticipated in these forward-looking statements. Please see "Forward-Looking Statements" included in Item 7 "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 1A "Risk Factors," for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

General
Synthetech, Inc., an Oregon corporation incorporated in 1981, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins, in accordance with guidelines for Current Good Manufacturing Practices (cGMP) of pharmaceutical ingredients. Synthetech’s products are used in the development and manufacture of therapeutic peptides and peptidomimetic (peptide-like) and small molecule drugs in clinical studies and commercial applications.  Synthetech’s domestic and international customer base includes major pharmaceutical companies as well as contract drug synthesis firms, emerging biotechnology (virtual pharmaceutical) and medical device companies. Synthetech’s products apply to a broad spectrum of drugs with indications for the treatment of AIDS, cancers, hepatitis C, cardiovascular and other diseases.  In addition to supporting projects in the traditional pharmaceutical market, Synthetech also supports projects in the medical device and selected industrial sectors.

Synthetech’s research and development and production facilities are designed to support development projects that may only require kilograms of material and commercial-scale projects that may require beyond 100 tons of material.  Synthetech’s facilities have the capacity and flexibility to process a variety of customer projects simultaneously in multi-purpose equipment using complex chemical reaction sequences.  From years of experience in producing amino acid derivatives, Synthetech leverages its strong chiral chemistry technology in providing unique solutions to its customers' needs.

Market Overview
Demand for Synthetech’s products is driven by the market for the peptide, peptidomimetic and small molecule drugs into which they are incorporated.  Peptide drugs are chains of generally three to 50 amino acids that retain their peptide structure after completion of drug manufacturing.  Because peptides occurring naturally in the human body regulate many of the body's complex biochemical systems, numerous pharmaceutical customers evaluate peptide drug candidates to determine their ability to regulate these systems in promoting health or hindering disease.  Because their structures and characteristics are similar to the human body’s peptides and enzymes, peptide drugs are quite potent and are typically administered through intravenous or other non-oral delivery paths.  For clinical trial applications, Synthetech provides customers with products in the multi-kilogram quantities.  At the marketed drug stage, customers utilize our products in tens or hundreds of kilogram quantities.

Pharmaceutical companies also evaluate drug candidates commonly referred to as "peptidomimetic" drugs because they exhibit peptide-like qualities in molecules containing chemically modified amino acids (specialty amino acids) within non-peptide structures.  Small molecule drugs also are developed for unique biological activity and may not contain any amino acids in their structures. Peptidomimetics and small molecule drugs typically are less potent than peptides and can often be administered orally.  Customers of these products require hundreds of kilos to low tons during clinical trials and multi-ton up to 100 ton quantities for marketed drugs.

The size of Synthetech's peptide, peptidomimetic and small molecule drug markets depends upon the number of these drugs that are in clinical trials or approved and marketed.  The market size for any individual drug is affected by many factors, some of which include size of the patient population, efficacy level, level and frequency of side effects, method of drug delivery, cost and competing drugs.  The availability of components necessary to produce these drugs may also impact the market size.

The overall market demand for the type of products Synthetech produces currently is relatively strong, primarily driven by the urgency of pharmaceutical companies to develop new patented drugs to replace existing commercial drugs going off patent.

Growth Strategy
Synthetech's primary business objectives are to become a sustainable, profitable and growing fine chemical company.  Synthetech seeks to implement the following strategy to achieve these objectives:
  Expand Core Chemical Technologies into Custom Organic Synthesis.  With over 20 years of experience producing amino acid derivatives, Synthetech has developed extensive experience in applications of chiral synthetic methodologies.  Synthetech seeks to leverage this expertise into the custom manufacture of chiral products that do not contain amino acid components.  Expansion into custom manufacturing of non-amino acid products would create additional opportunities for Synthetech.
  Leverage Pharmaceutical Experience to New Customers.  Synthetech is seeking to leverage its custom chemical capabilities, unique technologies and cGMP compliant manufacturing to expand its customer base into areas not traditionally targeted by Synthetech.  These new customers, which include virtual pharmaceutical companies and medical device manufacturers, may assist in providing more consistent sources of revenue compared to those from our traditional customer base alone.  Product opportunities relating to these customers may include the manufacture of medical device components and active pharmaceutical ingredients (or APIs).
  Sustain Leadership Position.  Synthetech is a leader in the development and manufacture of amino acid derivatives, specialty or unnatural amino acids, peptide fragments and proprietary custom chiral intermediates for pharmaceutical companies.  Synthetech is developing novel manufacturing technologies in an effort to maintain and continue to enhance its position in these areas.  Synthetech's development efforts are intended to protect basic products that are under increasing competition from companies in developing countries and to expand sources of competitive advantage.
Product Overview
Synthetech's products include customer-proprietary custom organic molecules (both those containing and not containing amino acids) and specialty amino acids derivatives all produced from synthetic organic and biocatalysis technologies.  Synthetech considers its chiral technology platforms as sources of sustainable competitive advantage.  Synthetech’s products are used as starting materials and intermediates in the manufacture of peptide, peptidomimetic and chiral small molecule drugs produced by pharmaceutical company customers.  In many cases, a customer has a proprietary position in the custom product Synthetech produces.  Customers seek technical prowess and production flexibilities from suppliers.  Speed, quality and reliability are key components in the supply of custom products.  Specialty amino acids are not customer proprietary in many cases and may be sold to numerous customers.  Synthetech maintains inventories of certain key specialty amino acids for immediate delivery to customers according to market demand.

Synthetech's revenues depend significantly on our customers’ successful development and commercialization of new drugs.  Accordingly, our revenues historically have exhibited material fluctuations as significant events in the life cycle of drug development occurs, such as large demand swings when a drug reaches commercial launch or fails in clinical studies.  Synthetech strives to minimize fluctuations in revenues by maximizing the number of customers’ projects in its portfolio and executing its strategic initiatives.  New opportunities for development and manufacture of medical device components and active pharmaceutical ingredients provide additional opportunities for growth and more stable revenues.

Segment Information
Synthetech operates in one business segment.

Marketing
Synthetech markets its products and capabilities primarily through direct customer visits and attendance at trade shows, and secondarily through listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and through Synthetech's website.  Synthetech's employees maintain ongoing direct relationships with major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and medical device firms that have demand for Synthetech’s products.  Although Synthetech typically sells products directly to customers, independent sales representatives assist sales in Europe and Asia.

Customers
Synthetech has numerous pharmaceutical customers in a variety of countries.  Revenues from Synthetech’s top customers typically vary each year depending on the demand for key projects in their developmental or commercial cycles.  During fiscal 2008, our top ten customers accounted for approximately 75% of revenues.  Of these ten customers, five were major pharmaceutical companies, three were contract drug synthesis companies and two were biopharmaceutical companies.  In fiscal 2008, Polypeptide Laboratories, Abbott Laboratories and Roche, accounted for approximately 15%, 13% and 11% of revenue, respectively.  No other customer accounted for over 10% of revenue in fiscal 2008.

Revenue from international customers, predominantly in Europe, was $5.7 million in fiscal 2008, $4.4 million in fiscal 2007 and $3.0 million in fiscal 2006, representing approximately 39%, 34% and 52% of Synthetech’s total revenue for those respective periods.

Competition
Synthetech has numerous competitors in the United States, Europe and Asia.  Because of the breadth of chiral technology expertise and strategies implemented at Synthetech, most competitors are multinational, technically-advanced Western manufacturers.  Synthetech has experienced some low-cost Asian competition for basic products.  Competition increases when drug development programs reach late clinical trials and move into commercial status, a result of increased demands and pharmaceutical companies’ policies for second sources of key ingredients.  Many competitors have significantly greater research, production, financial and marketing resources than we do; however, we believe that Synthetech’s primary competitive advantage is its broad platform of chiral chemistries useful in creating unique solutions for customer projects.  Synthetech continues to pursue new technologies and chemistries to advance this position.  Companies engaged in the production of fine chemicals compete primarily on price, quality, speed and reliability.  Synthetech also faces indirect competition from the developmental and manufacturing capabilities of major pharmaceutical companies, who may elect to manufacture products internally.  However, Synthetech believes that these pharmaceutical customers, who are facing reduced resources and cost restructuring programs, are not utilizing internal upstream integration as frequently as in recent years.

Raw Materials
Synthetech relies on independent suppliers for key raw materials, consisting primarily of a wide variety of chemicals.  Generally, we use raw materials available from more than one source.  We purchase raw materials from both domestic and international sources, including various manufacturers in China.  The delivery time frames for most of our raw material requirements are consistent with our production schedules; on occasion certain materials will have extended lead times which have delayed deliveries to our customers.

Research and Development
Research and Development (R&D) at Synthetech has two major functions: (1) to develop commercially viable routes for the manufacture of products, particularly custom products, and (2) to develop unique methodologies to enhance Synthetech’s technology-based competitive position in accordance with targeted market trends.  Synthetech believes that its R&D staff of 14 employees (predominantly comprised of Ph.D. and Masters degreed chemists) has sufficient capacity to meet both immediate customer needs and long-term strategic implementation.  Most Synthetech technologies are held as trade secrets due to the ease of engineering around and the difficulty of enforcing process patents.

Employees
As of March 31, 2008, Synthetech had 75 employees, 73 of which are located in Albany, Oregon.  Our Chairman and Chief Executive Officer is located in Missouri, and our Director of Business Development is located in New Jersey.  None of our employees are covered by collective bargaining agreements.

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

Synthetech’s business is also subject to substantial regulation in the areas of safety, environmental control and hazardous waste management. Although we believe that we are in material compliance with these laws, rules and regulations, the failure to comply with present or future regulations could result in fines being imposed on us, suspension of production or cessation of operations. As more extensive regulations are introduced at the federal, state and local levels, compliance costs may increase.  The operation of a fine chemical manufacturing plant involves a risk of environmental damage or personal injury due to the potentially harmful substances used.  Synthetech generates hazardous and other wastes that are disposed of at various off-site facilities. Synthetech may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities due to releases of such substances into the environment, and material costs and liabilities may be incurred in the future because of an accident or other event resulting in personal injury or an unauthorized release of such substances into the environment.

Expenditures for capital equipment related to maintaining compliance with government regulatory matters were insignificant in fiscal 2008 and are anticipated to be insignificant in fiscal 2009.

Synthetech maintains property damage insurance, liability insurance, environmental risk insurance and product liability insurance, subject to deductibles that management believes are standard for similarly situated companies in the industry.  However, coverage may be inadequate to cover potential liabilities.

Geographic Areas
See the Notes to the accompanying Financial Statements.

Available Information
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

We Have Incurred Substantial Losses And Negative Cash Flow. Synthetech was not profitable from fiscal 2001 through 2006 and again in fiscal 2008.  Synthetech reported a profitable year in fiscal 2007, recording net income for the year of $193,000.  During the three year period ending in fiscal 2008, Synthetech incurred a cumulative net loss of $4.5 million and negative cash flow; working capital decreased $3.7 million to $4.4 as of March 31, 2008, from $8.2 million as of March 31, 2005.  Further significant deterioration in Synthetech’s working capital would impair our ability to continue operations in their present form, if at all.  Continuing losses, unanticipated expenses or our pursuit of strategic opportunities may require additional debt or equity financing.  Any required financing may not be available when needed or on acceptable terms.  If we were to raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders would be diluted, and these securities might have rights superior to those of our common stock.  If we were to incur additional indebtedness, our interest expense and leverage would increase, as would the number of debtors’ claims taking priority over any distributions to shareholders if we were to cease operations.

As a manufacturer, Synthetech continually faces risks regarding the availability and costs of raw materials and labor, the need for additional capital equipment and increased maintenance costs.  Synthetech is also experiencing increased sales.  These factors are increasing Synthetech's cost structure, which may adversely affect Synthetech's ability to operate profitably or to generate positive cash flows.

The Market For Our Products Is Uncertain, Which Could Cause Period-to-Period Revenue Fluctuations.  Historically, Synthetech has experienced substantial period-to-period revenue fluctuations reflecting the industry environment in which Synthetech operates and fluctuating levels of customer orders.  The market for our products is driven primarily by the market for synthetically manufactured peptide, peptidomimetic small molecule and other drugs into which they are incorporated.  The drug development process is dictated by the marketplace, drug companies and the regulatory environment.  Synthetech has no control over the pace of peptide, peptidomimetic small molecule and other drug development, which drugs get selected for clinical trials, which drugs are approved by the FDA, and, even if approved, the ultimate market potential of such drugs.  Recurring sales of Synthetech’s products for discovery or clinical trial stage development programs are not consistent or predictable.  The high cancellation rate for drug development programs results in a significant likelihood that there will be no subsequent or “follow-on” sales for any particular drug development program.  Accordingly, the level of purchasing by our customers for specific drug development programs varies substantially from period to period and we cannot rely on any one customer or project as a repeat source of revenue.

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

We Depend On A Small Number of Customers.  A few Synthetech customers, who generally vary from year to year, and their large-scale projects have accounted for the majority of our revenue each year.  We expect this dependence to continue.  During fiscal 2008, our top ten customers accounted for approximately 75% of our revenue and three of these customers accounted for approximately 39% of our revenue.  The loss of any key customer or the loss or termination of any large-scale project could significantly harm our operating results, financial condition and business.

Production Problems Have Decreased Our Revenues and Increased Our Costs. In recent periods, production process difficulties have reduced revenue and increased per unit costs, significantly hindering our financial results.  We estimate that manufacturing difficulties related to certain customer projects reduced revenue for fiscal 2008 by approximately $1.5 million and unfavorably impacted gross margins by approximately $1.7 million, which includes charges for impaired inventory of approximately $679,000. We are continuing to address weaknesses in our manufacturing processes.  In addition, despite Synthetech's process technology and manufacturing experience, initial batches of new products and scaling up production of existing products may result in significantly lower than expected yields or may require substantial rework to meet the required specification.  Production of new products may result in write-offs if the manufacturing costs associated with new processes exceed the selling price for the initial batches of product.  Any write-offs reduce our gross margin.

Some Of Our Products Are Subject To Downward Price Pressure.  As successful customer projects develop into larger volume orders either during late-stage clinical trials, product pre-launch or for marketed products, Synthetech’s per unit price may decline.  Additionally, the international fine chemicals industry, in which Synthetech is a niche participant, has been marked by overcapacity and increasing competition from developing countries, resulting in downward pressure on pricing.  Downward price pressure and resulting price declines could significantly decrease our gross margin if not offset by an increase in customer requirements.

The Loss Of Any Of Our Key Personnel Could Materially Adversely Affect Our Business. Synthetech’s success depends largely on its CEO, President and COO, its Vice President of Finance and CFO, its Director of Business Development, its Director of Sales and Marketing, its Technical Director and other key employees, particularly its scientists.  Synthetech does not have key-man life insurance on any of these employees. The loss of any of these key employees could result in delays to production, loss of sales and diversion of management resources.  There is substantial competition for experienced technical, sales and marketing personnel in the fine chemicals industry and many of Synthetech's competitors have greater resources than Synthetech. If Synthetech is unable to retain its existing personnel, or attract and retain additional qualified personnel, it may from time to time experience inadequate levels of staffing which could have a material adverse effect on Synthetech.  Our growth could be limited due to our lack of capacity to produce and market products to customers, a deterioration in customer service or decreased customer satisfaction.

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

Competition has also increased for supplying products to drug development programs that reach late clinical trials and move into an approved status as a result of increased quantities typically required at these stages and pharmaceutical company requirements to have second sources of material available.  Many of our competitors have significantly greater technical, financial, selling and other resources available to them than we do.

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

We Are Subject to Significant Environmental Regulation.  Synthetech is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals.  The failure to comply with present or future regulations could result in fines being imposed on Synthetech, suspension of production or cessation of operations.  Third parties may also have the right to sue to enforce compliance.  Moreover, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies thereunder could require us to make significant capital expenditures.  The operation of a chemical manufacturing plant entails an inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and we may incur material costs and liabilities in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances to the environment.  In addition, Synthetech generates hazardous materials and other wastes that are disposed at various offsite facilities.  Synthetech may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities in the event of a release of hazardous substances by such facilities into the environment.  Although we have obtained environmental risk insurance, it may be inadequate to cover Synthetech’s potential environmental liabilities.

Our Property, Plant and Equipment May Become Further Impaired.  As of March 31, 2008, the net book value of property, plant and equipment reported on our balance sheet was $3.9 million, or approximately 47% of shareholder’s equity.  We perform a periodic assessment of the carrying value of our property, plant and equipment for potential impairment.  If property, plant and equipment is determined to be impaired in the future we would reduce the book value of the applicable assets and record a corresponding charge to our results of operations.  For example, during the fourth quarter of fiscal 2005 we recorded a property, plant and equipment impairment charge totaling $6.3 million.

Our Costs May Increase to Comply with cGMP Guidelines or If We Produce APIs.  Because Synthetech’s products are intermediates sold to drug manufacturers, we generally have been unaffected directly by FDA regulation, which is primarily directed at the drug manufacturers for active pharmaceutical ingredients (APIs).  However, some customers request that Synthetech manufacture and supply products with additional processing that complies with the FDA’s Current Good Manufacturing Practice (cGMP) guidelines for APIs.  Because these programs include more extensive quality assurance systems and documentation, our expenses associated with establishing and maintaining cGMP compliant programs may increase, including the need for additional capital expenditures.  In addition, we would need to incur significant additional costs to qualify to produce APIs.

Our Business Is Subject To Risks Associated With Doing Business Internationally. Sales to customers outside the United States accounted for approximately 39% of our net sales during fiscal 2008 and 34% and 52% for fiscal 2007 and 2006, respectively.  We expect that international sales will continue to account for a significant percentage of net sales.  Our business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence our ability to sell our products in international markets.  In addition, sales of Synthetech's products are subject to the risks associated with legislation and regulation relating to imports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on imports into other countries in which our products may be sold.  We are also subject to similar risks with respect to the importation of raw materials from foreign countries.  Changes in these regulations could increase costs or prevent us from accessing materials necessary for our products.

We Operate From A Single Facility, Which Make Us Vulnerable to any Disruption Thereof, And Demand For Our Products May Not Match Our Manufacturing Capacity. We utilize a single facility located in Albany, Oregon, for substantially all of our manufacturing, administrative, research and development and all other functions. We depend on our laboratories and manufacturing facilities for the continued operation of our business.  A disruption in our production or distribution or damage to or destruction of our facility due to an earthquake, explosion or other event could have a material adverse effect on our financial results and business.  Conversely, we may not have sufficient product demand to efficiently utilize our existing capacity, which could also have a material adverse effect on our financial results.

Product Liability Claims Could Have a Material Adverse Effect On Our Business, Reputation Or Financial Condition.  Use of Synthetech’s products in pharmaceuticals and the subsequent testing, marketing and sale of such products involves an inherent risk of product liability.  Claims for product liability could be asserted against us and we may not be able to successfully defend any claim that may be asserted.  Even if Synthetech is successful, the costs of defense could materially affect our business.  A product liability claim could have a material adverse effect on our business, reputation or financial condition.  Our existing insurance coverage may be inadequate to cover our potential liabilities and we are responsible for deductible amounts under each of our insurance policies.

Our Common Stock Trades on the OTC Bulletin Boards, Which May Adversely Affect Its Liquidity.  On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market due to noncompliance with NASDAQ’s minimum bid price requirement.  Prices for Synthetech’s common stock were reported on the over-the-counter (OTC) Pink Sheets under the symbol NZYM.PK through May 22, 2007.  Beginning on May 23, 2007 prices for Synthetech’s common stock are currently reported on the OTC Bulletin Boards under the symbol NZYM.OB.  Synthetech's inability to list its common stock on a national securities exchange may adversely affect its liquidity.

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

ITEM 3.  LEGAL PROCEEDINGS

At March 31, 2008, Synthetech was not involved in any material litigation.  From time to time Synthetech may be involved in litigation arising in the normal course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Synthetech did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our current executive officers.

Name	Age	Positions and Offices with Synthetech	Officer Since
Dr. Daniel T. Fagan	56	Chief Executive Officer	2006
Dr. Gregory R. Hahn	52	President and Chief Operating Officer	2006
Gary A. Weber	50	Vice President of Finance and Administration and Chief Financial Officer	2002
Dr. Joseph Murphy	61	Director of Business Development	2003

Daniel T. Fagan, Ph.D.  Dr. Fagan has served as a Synthetech director since 2001 and was appointed Chairman of the Board in 2005.  He served as the sole member of the Board's Strategic Development Committee from February 2006 through October 2006.  Since November 1, 2006 Dr. Fagan has been the Chief Executive Officer of Synthetech.  As part of Synthetech's succession plan, on July 1, 2008 Dr. Gregory R. Hahn will become Synthetech's Chief Executive Officer and Dr. Fagan will retain his position as Chairman of the Board.  Dr. Fagan was President and CEO and a director of PepTx, Inc., a biopharmaceutical company that is developing peptide based oncology therapeutics from January 2004 through September 2006.  Dr. Fagan continues to serve as a director of PepTx.  From July 2001 through 2003, Dr. Fagan was President of ProGen Biologics LLC, a private biopharmaceutical company that develops healthcare solutions for people suffering from autoimmune diseases. In addition, Dr. Fagan has also been a consultant to the biopharmaceutical industry since November 2000. From 1992 to 2000, Dr. Fagan was employed as the General Manager of Peptides by Mallinckrodt, Inc., a subsidiary of Tyco International that manufactures bulk pharmaceuticals. From 1978 to 1991, he was employed in various capacities, including President, from 1987 to 1991, of Sigma Chemical, a subsidiary of Sigma Aldrich Corporation that manufactures fine chemicals. Dr. Fagan holds a B.A. in Chemistry from Otterbein College and a Ph.D. in Chemistry from Case Western Reserve University.

Gregory R. Hahn, Ph.D.  Dr. Hahn joined Synthetech as President and Chief Operating Officer in September 2006.  Dr. Hahn will become Synthetech's President and Chief Executive Officer on July 1, 2008.  Since 1999, Dr. Hahn worked for the FMC Corporation and most recently was the Organics Global Business Director for its Lithium Division, based in Charlotte, NC.  His experience previous to FMC was as Vice President, Sales, at Sigma Aldrich Fine Chemicals, St. Louis, Missouri and as Marketing and Development Manager at Koch Chemical Company, Corpus Christi, Texas.  Dr. Hahn received his Bachelor of Science in Chemistry from Pacific Lutheran University, Tacoma, Washington, and his Doctor of Philosophy, Organic Chemistry from the University of California, Davis.

Gary A. Weber.  Mr. Weber joined Synthetech as Vice President of Finance and Administration in June 2002 and was subsequently appointed to the positions of Chief Financial Officer, Treasurer and Secretary.  From 1998 until March 2002, Mr. Weber was Vice President of Finance for Wah Chang and Oremet-Wah Chang, a division of Allegheny Technologies Incorporated that manufactures specialty metals and chemicals.  From 1994 to 1998 Mr. Weber was Controller for Oregon Metallurgical Corporation, a manufacturer of titanium products.  From 1981 to 1994 Mr. Weber held various positions of increasing responsibility for Coopers & Lybrand, a predecessor firm of PricewaterhouseCoopers.  Although not presently in public practice, Mr. Weber has been a Certified Public Accountant, since 1983 and holds a B.S. degree in Accounting from the University of Oregon.

Joseph Murphy, Ph.D.  Dr. Murphy joined Synthetech in August 2003 as Director of Business Development.  Prior to joining Synthetech, Dr. Murphy performed consulting work during 2002 and 2003 and held senior business development and product manager positions with the following fine chemicals companies: Cambridge-Major Laboratories (Director of Business Development, 2001 to 2002), Degussa Corporation (Business Development Manager, 1999 to 2001), Fisher Scientific (Senior Product Manager, 1994 to 1999) and Eastman Fine Chemicals (Chemical Products Manager, 1991 to 1994).  Between 1984 and 1991, Dr. Murphy was the R&D Manager and a business development associate for Schweizerhall, Inc., a fine chemicals company in South Plainfield, New Jersey specializing in amino acid and peptide intermediates.  During 1983 and 1984, Dr. Murphy conducted peptide research at The Rockefeller University, under the direction of R. B. Merrifield, a 1984 Nobel laureate.  Dr. Murphy holds a B.S. degree and Ph.D. degree in Chemistry from the University of Toronto.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S
COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information.

Stock Listing and Quarterly Highs and Lows:
Synthetech’s common stock was listed on the Nasdaq National Market until March 15, 2005, when it transferred to the Nasdaq SmallCap Market.  On October 13, 2005, Synthetech’s common stock was delisted from the Nasdaq SmallCap Market.  Prices for Synthetech’s common stock were reported on the over-the-counter (OTC) Pink Sheets under the symbol NZYM.PK through May 22, 2007.  Beginning May 23, 2007 prices for Synthetech’s common stock were reported on the OTC Bulletin Boards under the symbol NZYM.OB.

The following table sets forth the range of high and low bid information and high and low sales prices for the common stock for the last two fiscal years as reported by the OTC Bulletin Boards and Pink Sheets.  The OTC Pink Sheets prices set forth below represent inter-dealer prices, which do not include retail mark-ups or markdowns or any commission to the broker-dealer, and may not necessarily represent actual transactions.

	Fiscal Year Ended March 31,
	2008				2007**
	High		Low		High	Low
First Quarter	$1.07	**	$0.88	**	$0.55	$0.29
Second Quarter	$1.18	*	$0.65	*	$0.45	$0.27
Third Quarter	$0.90	*	$0.43	*	$0.74	$0.23
Fourth Quarter	$0.63	*	$0.45	*	$0.96	$0.52

*	As reported on the OTC Bulletin Boards beginning May 23, 2007.
**	As reported on the OTC Pink Sheets.

Stock Performance Graph

	March 31,
	2003	2004	2005	2006	2007	2008

Synthetech, Inc.	100.00	143.75	58.04	25.89	80.36	49.11
NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49
S&P Specialty Chemicals	100.00	124.37	147.91	157.48	186.40	209.32

(b)	Holders. The number of record holders of common stock as of May 30, 2008 was 478.

(c)	Dividends. Synthetech has not paid dividends on its common stock since its inception. We do not anticipate that we will pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from Synthetech’s audited financial statements.  The following data should be read in conjunction with “Item 8.  Financial Statements and Supplementary Data” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year Ended March 31,

Synthetech, Inc.	2008	2007	2006	2005	2004

STATEMENTS OF OPERATIONS DATA:	(in thousands, except per share data)

Revenue	$14,561	$12,910	$5,819	$9,751	$10,540

Cost of revenue	11,707	9,269	6,413	8,890	9,831

Gross income (loss)	2,854	3,641	(594)	861	709

Research and development	1,362	1,117	943	659	719
Selling, general and administrative	2,603	2,282	2,249	2,309	1,872
Impairment charge property, plant and equipment	-	-	-	6,305	-

Operating income (loss)	(1,111)	242	(3,786)	(8,412)	(1,882)

Net income (loss)	(1,174)	193	(3,501)	(8,369)	(1,788)

Basic and diluted income (loss) per share	(0.08)	0.01	(0.24)	(0.58)	(0.12)

	March 31,

	2008	2007	2006	2005	2004

BALANCE SHEET DATA:	(in thousands)

Cash and cash equivalents	$1,062	$259	$1,233	$1,828	$3,018
Marketable securities	-	-	800	1,300	1,300
Working capital	4,448	5,585	5,044	8,175	9,217
Total assets	12,111	11,332	10,494	13,531	21,987

Long-term debt, net of current portion	-	-	-	26	52
Retained earnings (deficit)	(1,034)	140	(53)	3,448	11,817
Shareholders’ equity	8,359	9,331	9,088	12,562	20,907

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

OVERVIEW

Synthetech, Inc., based in Albany, Oregon, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  We develop and manufacture amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins, primarily for the pharmaceutical industry.  Synthetech produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations.  Our products support the development and manufacture of therapeutic peptides and peptidomimetic (that is, peptide-like) small molecule drugs from early stages of a customer’s clinical development, through market launch and into commercial production.  Synthetech’s domestic and international customer base includes major pharmaceutical, contract drug synthesis firms, emerging biotechnology (virtual pharmaceutical) and medical device companies.  We also supply catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms.

Financial Results
Financial results for fiscal 2008 were disappointing.  On revenue of $14.6 million, Synthetech reported a net loss of $1.2 million, or $0.08 per share.  Production process difficulties reduced revenue and increased per unit costs, significantly hindering our fiscal 2008 financial results.  We estimate that manufacturing difficulties related to certain customer projects reduced revenue for fiscal 2008 by approximately $1.5 million and unfavorably impacted gross income by approximately $1.7 million, which includes charges for impaired inventory of approximately $679,000. We are continuing to address weaknesses in our manufacturing processes.

Our cost structure continues to increase in response to favorable market conditions.  Based on a typical product mix and absent unusual production difficulties, Synthetech would have expected to be profitable at the level of revenue generated in fiscal 2008.

For fiscal 2008, Synthetech incurred consulting fees related to the initial implementation of Section 404 of the Sarbanes-Oxley Act of $114,000.

Market Overview
Synthetech has benefited from the improvement in the fine chemicals market.  Custom projects over the last 24 months have increased significantly.  We believe that Synthetech has been able to capitalize on new opportunities because of our proprietary technology positions in both amino acid chemistry and multi-step chiral organic synthetic chemistry. In addition, several large multi-national pharmaceutical companies have made a strategic decision to outsource more of their manufacturing requirements. We believe we are well positioned to compete for these new opportunities because of our long association with the pharmaceutical industry, large-scale domestic manufacturing facility, and experienced chemists and R&D group.

Early in fiscal 2008, we increased our marketing effort with additional personnel to target the rapidly expanding opportunities at biopharmaceutical companies. This new growth opportunity is being driven in large part by the need of large pharmaceutical companies to develop new drugs. A number of block-buster drugs will lose patent protection and become generic over the next five years and large pharmaceutical companies are seeking to offset the impact of this development with increased internal drug development, augmented by the in-licensing of promising new drug candidates from emerging pharmaceutical companies. We believe the limited manufacturing expertise of most biopharmaceutical companies provides Synthetech with additional market opportunities.

Synthetech’s order backlog as of March 31, 2008 was approximately $9.9 million, compared to $3.5 million at March 31, 2007.  We expect that a majority of these customer orders will ship during the first half of fiscal 2009.  The domestic and Western European drug development market currently is very active.  Synthetech has commercial relationships with a variety of Western European pharmaceutical companies.  The favorable exchange rate for U.S.-based exporters appears to have generated further interest from Western European customers in Synthetech’s capabilities and products.

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

Customer Project Pipeline
Our portfolio of clinical pipeline and marketed drug development projects remains active and includes a number of projects that we believe have significant revenue-generating potential.  The following table summarizes current projects that Synthetech's management believes are most significant based upon a variety of subjective criteria that relate to, among other things, the customer involved, the project size and its potential for future growth.  The clinical phase of the listed drug development project is based on Synthetech’s knowledge of its customer’s project and may not be current or accurate.

Significant	Number					Total
Customer	Of	Clinical Trial Phase			Marketed	Significant
Projects	Companies	I	II	III	Product	Projects

Major pharmaceutical	9	4	3	3	7	17
Active pharmaceutical ingredient contractor	2	-	1	1	2	4
Emerging pharmaceutical	9	7	2	2	-	11
Medical device and industrial	3	-	-	2(1)	1	3
	23	11	6	8	10	35

(1)	Includes a non-pharmaceutical project for an industrial company which is in the late stages of product development.

OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue represented by each item included in Synthetech’s Statements of Operations.

Percentage of Revenue

	For the Year Ended March 31,

	2008	2007	2006

Revenue	100.0%	100.0%	100.0%
Cost of revenue	80.4%	71.8%	110.2%

Gross income (loss)	19.6%	28.2%	(10.2%)

Research and development	9.3%	8.7%	16.2%
Selling, general and administrative	17.9%	17.6%	38.7%

Operating income (loss)	(7.6%)	1.9%	(65.1%)

Interest income	0.1%	0.3%	1.9%
Interest expense	(0.6%)	(0.7%)	(0.1%)

Income (loss) before income taxes	(8.1%)	1.5%	(63.3%)

Benefit for income taxes	-	-	(3.1%)

Net income (loss)	(8.1%)	1.5%	(60.2%)

Revenue
Synthetech’s revenue was $14.6 million, $12.9 million and $5.8 million in fiscal 2008, 2007 and 2006, respectively.  Revenue increased 13% in fiscal 2008 as compared to fiscal 2007 and increased 122% in fiscal 2007 as compared to fiscal 2006.  Increases in revenue for the specified periods relate primarily to an increase in the number of large-scale customer projects and an increase in activity in the drug development sector.  Revenue from three projects in the medical device and industrial sectors totaled $889,000 in fiscal 2008 and management believes that revenue from these types of projects will increase in fiscal 2009.  As discussed above, management estimates that manufacturing difficulties on certain customer projects reduced revenue for fiscal 2008 by approximately $1.5 million.

Revenue from large-scale customer projects was $6.8 million, $6.3 million, and $1.2 million for fiscal 2008, 2007 and 2006, respectively.  The six large-scale projects for fiscal 2008 supported five drug development projects and one marketed drug.  These large-scale projects are on behalf of three major pharmaceutical companies, two emerging pharmaceutical companies and a contract drug synthesis company.

The three large-scale projects for fiscal 2007 supported drug development projects for an emerging biopharmaceutical, a contract drug synthesis and a major pharmaceutical company.  Two of the fiscal 2007 large-scale projects were the source of large-scale project revenue in fiscal 2008 and the third drug development project has been discontinued.

During fiscal 2006, only one of Synthetech’s small-scale projects developed into a new large-scale project.  Of the $1.2 million in fiscal 2006 large-scale project revenue, approximately $800,000 related to a new project.  Although we did not receive any repeat orders for this drug development project in either fiscal 2007 or 2008, we understand that our customer still considers this drug development effort to be an active project.

In addition to large-scale projects, a significant number of other customer projects contributed to our revenue during fiscal 2008, 2007 and 2006.  While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.

International revenue, mainly from sales to Europe, was $5.7 million in fiscal 2008 and $4.4 million and $3.0 million in fiscal 2007 and 2006, respectively.

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

Gross income
Cost of revenue in fiscal 2008 was $11.7 million, resulting in gross income of $2.9 million.  Cost of revenue in fiscal 2007 was $9.3 million, resulting in gross income of $3.6 million.  Cost of revenue in fiscal 2006 was $6.4 million, resulting in a gross loss of $594,000.  Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Gross income for fiscal 2008 decreased $787,000, to $2.9 million, or 20% of revenue, compared to gross income of $3.6 million, or 28% of revenue, for fiscal 2007.  Gross income as a percentage of sales was lower for fiscal 2008, compared to fiscal 2007, primarily due to:
  production difficulties encountered on certain large customer projects, which resulted in higher than anticipated per unit raw material costs, including charges for impaired inventory, and lower than anticipated revenue.  Management estimates that production difficulties decreased gross income by approximately $1.7 million for fiscal 2008; and
  manufacturing cost increases resulting from increased production levels.

Gross income for fiscal 2007 increased $4.2 million, to $3.6 million, or 28% of revenue, compared to a gross loss of $594,000, or 10% of revenue, for fiscal 2006.  Compared to fiscal 2006, the increase in gross income for fiscal 2007 was primarily a result of a $7.1 million, or 122%, increase in sales between the periods.

Manufacturing department costs increased $982,000 during fiscal 2008 compared to fiscal 2007, and $1.1 million during fiscal 2007 compared to fiscal 2006, in each case primarily as variable operating costs such as labor, supplies and maintenance expenses increased between the periods as a result of higher production levels.

Gross income for fiscal 2008 reflects charges for impaired inventory of $1.4 million, including $679,000 relating to projects which encountered unexpected production difficulties.  Gross income for fiscal 2007 and the gross loss for fiscal 2006 reflect charges for impaired inventory of $847,000 and $1.3 million, respectively.  Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write off.  Synthetech also writes off inventory that is specific to a customer project if the project is discontinued.

Operating Expenses
R&D Expense.  Research and development (R&D) expenses were $1.4 million, $1.1 million and $943,000 in fiscal 2008, 2007 and 2006, respectively, or approximately 9% of revenue in fiscal 2008 and 2007 and 16% of revenue in fiscal 2006.

The increase of $245,000 in R&D expense between fiscal 2008 and 2007 included:
  an increase during 2008 of $309,000 in compensation and related costs relating to an increase in the number of chemists employed by Synthetech in response to improving business conditions and salary adjustments and costs associated with hiring new employees;
  an increase during fiscal 2008 of $58,000 in laboratory supplies; and
  an increase during fiscal 2008 in various expense categories totaling $64,000;
partially offset by:
  a reduction during fiscal 2008 in contract research fees and expenses of $99,000, primarily consisting of a decrease of $91,000 in fees for contract research services provided by an Indian pharmaceutical company, as discussed below; and
  a decrease during fiscal 2008 of $87,000 arising from an increase in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products, as described below.
The increase of $174,000 in R&D expense between fiscal 2007 and 2006 included:
  an increase during fiscal 2007 of $181,000 in compensation and related costs relating to an increase in the number of chemists employed by Synthetech in response to improving business conditions and the termination of a contract research services agreement with the Indian pharmaceutical company in August 2006 (as discussed below), salary adjustments and costs associated with hiring new employees; and
  an increase during fiscal 2007 of $30,000 arising from a reduction in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products, as described below:

partially offset by:
  a reduction during fiscal 2007 in contract research fees and expenses of $41,000, as a result of a decrease of $51,000 paid to Paul Ahrens, a Synthetech director, and a decrease of $26,000 in fees for contract research services provided by the Indian pharmaceutical company, offset by various increases totaling $36,000.
Commencing in October 2005, Synthetech supplemented its domestic R&D capabilities by engaging a division of an Indian pharmaceutical company to provide contract research and manufacturing.  In August 2006, Synthetech determined that it would be more efficient to access lab and small-scale manufacturing services from this partner on a project-by-project basis rather than engaging it on a monthly basis, and terminated the underlying agreement.  Fees and expenses incurred for contract research services pursuant to the agreement for fiscal 2007 and 2006 were $91,000 and $117,000, respectively.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department will manufacture small-scale products for sale.  The cost of producing these small scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in fiscal 2008, 2007 and 2006 were $140,000, $53,000 and $83,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense was $2.6 million, or 18% of revenue in fiscal 2008, $2.3 million, or 18% of revenue in fiscal 2007, and $2.2 million, or 39% of revenue in fiscal 2006.  SG&A expense remained generally consistent between fiscal 2007 and 2006.

The increase of $321,000 in SG&A expense between fiscal 2008 and 2007 included:
  an aggregate $232,000 increase in compensation expense, which included approximately $130,000 attributable to a new senior sales position created in April 2007, $75,000 of stock-based compensation expense, and $27,000 of general increases in salaries and benefits; and
  $114,000 incurred during fiscal 2008 for consulting fees related to the implementation of Section 404 of the Sarbanes-Oxley Act;
partially offset by:
  a decrease in marketing expense of approximately $30,000.
The increase of $33,000 in SG&A expense between fiscal 2007 and 2006 included:
  an increase in fees and compensation expenses during fiscal 2007 of approximately $113,000 paid to Dr. Daniel Fagan for his services on the Strategic Development Committee of the Board of Directors, which committee was established in February 2005 and terminated in October 2006 in connection with Dr. Fagan's appointment to the position of Chief Executive Officer effective November 1, 2006;

  an increase in compensation-related costs during fiscal 2007 of $66,000 in connection with an executive signing bonus and temporary living expenses for Dr. Hahn, who commenced service as Synthetech’s President and Chief Operating Officer on September 11, 2006;
  an increase in performance bonuses during fiscal 2007 of $40,000 for various key executives;
   an increase in equity compensation for fiscal 2007 of approximately $36,000; and
  an increase in costs for consulting services during fiscal 2007 of $28,000 related to marketing services provided by M. Sreenivasan, Synthetech’s Chief Executive Officer until his retirement on October 31, 2006;
partially offset by:
  a decrease in compensation expense from a non-recurring $125,000 charge during the second quarter of fiscal 2006 for termination benefits related to an executive compensation agreement for Mr. Sreenivasan;
  a decrease in compensation-related costs of $58,000 related to the resignation of Synthetech’s Director of Business Development for Europe during fiscal 2006;
  a decrease in costs for consulting services of $43,000 related to marketing and strategic planning services provided by David Clarke, a former Synthetech director; and
  a decrease in legal fees of $40,000.
SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest income
Interest income in fiscal 2008 was $20,000, compared to $35,000 and $113,000 in fiscal 2007 and 2006, respectively.  Interest income arising from a partial refund of prior years’ property taxes added $4,000 and $31,000 to interest income during fiscal 2007 and 2006, respectively.  Other than the interest income related to these tax refunds, Synthetech’s interest income is primarily derived from earnings on our cash equivalents and marketable securities, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Interest expense
Interest expense in fiscal 2008 was $83,000, compared to $85,000 and $8,000 in fiscal 2007 and 2006, respectively.  The increase in interest expense in fiscal 2008 and 2007 compared to fiscal 2006 relates to interest charges associated with borrowings under Synthetech’s line of credit, which is described in the Notes to the Financial Statements included herein.

Income tax benefit
Neither a tax benefit nor tax expense was recorded by Synthetech in fiscal 2008.  During fiscal 2007, Synthetech recorded an income tax benefit of $1,000 relating to a refund of state taxes paid in a prior year.  During the third quarter of fiscal 2006, Synthetech determined that the amount it was carrying in income tax payable was no longer necessary due to the resolution of a contingency.  Accordingly, Synthetech recognized $180,000 as an income tax benefit in fiscal 2006.

Based on Synthetech’s recent history of losses and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net income (loss)
The net loss for fiscal 2008 was $1.2 million, compared to net income of $193,000 and a net loss of $3.5 million for fiscal 2007 and 2006, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an on-going basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments.  Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions.  Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements.  Please see the Notes to the Financial Statements.

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts.  The allowance for doubtful accounts as of March 31, 2008 and March 31, 2007 was $15,000.  Synthetech’s provision for credit losses for fiscal 2008 and 2006 was insignificant.  For fiscal 2007, Synthetech’s provision for credit losses was $27,000.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

LIQUIDITY AND CAPITAL RESOURCES
Synthetech’s cash, cash equivalents and marketable securities totaled $1.1 million at March 31, 2008, compared to $259,000 and $2.0 million at March 31, 2007 and 2006, respectively.

At March 31, 2008, Synthetech reported working capital of $4.4 million, compared to $5.6 million and $5.0 million at March 31, 2007 and 2006, respectively.  The $1.1 million decrease in working capital between fiscal 2008 and 2007 was primarily the result of the fiscal 2008 net loss of $1.2 million plus capital expenditures of $724,000, partially offset by non-cash charges for depreciation of $476,000, stock-based compensation expense of $175,000, and loss on retirement of equipment of $83,000.

In March 2008, Synthetech renewed its credit facility with a finance company, which is collateralized by a lien on all of our assets and provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at a fluctuating rate equal to the prime rate plus 3%.  The annual fee for the credit facility is $20,000. The credit facility has a minimum monthly fee of $2,500 which is reduced by interest charges.  The credit facility contains no financial covenants and is scheduled to expire on June 15, 2009.  As of March 31, 2008, Synthetech had $905,000 in borrowings outstanding under the credit facility.

On May 5, 2008, Synthetech entered into a promissory note under which the Company borrowed $550,000 from a finance company.  The note matures on May 5, 2011, with 36 monthly principal payments equal to $9,167, plus interest, payments beginning on June 1, 2008.  A balloon payment of $220,000 is due on maturity.  The note will bear interest at the prime rate plus 3.0%.  At the closing of the loan, Synthetech paid a $5,500 loan fee.  On May 6, 2009 and 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the note.  The note contains no financial covenants and is collateralized by a lien on all of our assets.  The proceeds from the note will be used to expand Synthetech’s large-scale reactor capacity and to install a distillation column and equipment intended to recycle spent solvents.

We generated cash in our operating activities of $1.5 million in fiscal 2008 and used cash of $1.9 million and $876,000 in fiscal 2007 and 2006, respectively.

In fiscal 2008, a net loss of $1.2 million was partially offset by non-cash charges for depreciation of $476,000, stock-based compensation expense of $175,000 and loss on retirement of equipment of $83,000.  Accounts receivable increased $265,000 to $2.5 million at March 31, 2008, from $2.2 million at March 31, 2007, primarily due to larger shipments in the fourth quarter of fiscal 2008 compared to the comparable period of fiscal 2007.  Inventory decreased $438,000 to $4.3 million at March 31, 2008, from $4.8 million at March 31, 2007.  A substantial portion of the decrease in inventory between the two periods relates to a reduction in finished products due to strong fiscal 2008 fourth quarter sales and unfavorable inventory adjustments relating to production difficulties discussed above.  Including $292,000 of property and casualty insurance premiums financed with a note payable, prepaid expenses decreased slightly by $16,000 to $338,000 at March 31, 2008, from $354,000 at March 31, 2007, primarily due to the timing and pricing of the renewal of Synthetech’s various insurance policies during the third quarter of fiscal 2008 less amortization of prepaid expenses over the periods that they benefit.  Accounts payable increased $567,000 to $1.3 million at March 31, 2008, from $782,000 at March 31, 2007, primarily reflecting the timing of purchases of raw materials and manufacturing supplies.  Accrued compensation, which is primarily composed of accrued vacation pay, accrued bonuses and accrued compensation, increased $51,000 to $324,000 at March 31, 2008 from $273,000 at March 31, 2007.  Accrued termination benefits, which were recorded pursuant to an executive employment agreement as described in the Notes to the accompanying Financial Statements and that was paid off during fiscal 2008, were $124,000 at March 31, 2007.  Deferred revenue, which reflects advance payments on customer orders, increased $961,000 to $1.0 million at March 31, 2008 from $43,000 at March 31, 2007.  Other accrued liabilities increased $32,000 to $35,000 at March 31, 2008 from $3,000 at March 31, 2007.

We used cash in our investing activities of $724,000 in fiscal 2008 and generated cash of $602,000 in fiscal 2007 and $413,000 in fiscal 2006.

Purchases of property, plant, and equipment were $724,000, $198,000 and $87,000 in fiscal 2008, 2007 and 2006, respectively.  Synthetech’s capital budget for fiscal 2009 is $1.3 million and is intended to increase manufacturing capacity, address opportunities for cost savings and to replace aging equipment.
As discussed above, in May 2008, Synthetech borrowed $550,000 under a promissory note to be used to expand its large-scale reactor capacity and install a distillation column and equipment intended to recycle spent solvents.  Synthetech expects to finance additional capital expenditures from cash on hand, internal cash flow or debt financing.

During the first quarter of fiscal 2007, Synthetech sold $800,000 of marketable securities, at par. During fiscal 2006, Synthetech sold $1.8 million and purchased $1.3 million of marketable securities, generating cash and cash equivalents of $500,000.

Cash used in financing activities for fiscal 2008 was $1,000, compared to cash provided by financing activities of $353,000 in fiscal 2007 and cash used in financing activities of $132,000 in fiscal 2006.  During fiscal 2008, Synthetech had net borrowing of $261,000 on its line of credit compared to net borrowings of $644,000 in fiscal 2007.  Principal payments under its long-term debt obligations and notes payable totaled $289,000 during fiscal 2008, compared to $299,000 and $137,000 during fiscal 2007 and 2006, respectively.  Non-cash financing activities include proceeds from notes payable to finance insurance premiums in the amount of $292,000, $314,000 and $202,000 in fiscal 2008, 2007 and 2006 respectively.  Proceeds from the exercise of stock options and proceeds from the stock purchase plan were $27,000, $8,000 and $5,000 during fiscal 2008, 2007 and 2006, respectively.

Cash and cash equivalents increased $803,000 during fiscal 2008 to $1.1 million at March 31, 2008, from $259,000 at March 31, 2007.

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

Contractual Obligations
The following table presents information regarding Synthetech’s known contractual obligations to third parties at March 31, 2008:

Payments Due by Period:

Contractual Obligations	Less than 1 year	1 -3 years	More than 3 years	Total

Credit facility	$905,000	$-	$-	$905,000
Debt maturities	135,000	-	-	135,000
Purchase obligations	504,000	-	-	504,000

Totals:	$1,544,000	$-	$-	$1,544,000

OFF-BALANCE SHEET ARRANGEMENTS
Synthetech has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a "safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as “anticipates,” “believes” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, statements regarding:  future operating results, including revenue from medical device projects; inquiries from customers and potential customers about potential projects; the potential of small-scale and mid-size projects to grow into large-scale projects; expected revenue from and shipping dates for customer orders; implementation of our growth strategy, and our ability to finance our growth strategy; the condition of the fine chemicals industry, including recent improvements, expanding opportunities at biopharmaceutical companies, and competition from developing countries; costs for regulatory compliance and quality assurance; the status and progress of customer drug development efforts; results of international sales and distribution efforts; financing current and future capital expenditures and the amount of such expenditures; adequacy of our cash and cash reserves; our ability to borrow under our credit facility; and the effect of any change in foreign currency exchange rates are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Risks and uncertainties that could cause actual results to differ significantly from management’s expectations include:  uncertainty regarding our ability to continue our operations; our limited financial and other resources; the uncertain market for our products; changes in the fine chemicals industry; potential loss of a significant customer; customer concentration; our ability to enter new market segments; potential termination or suspension by customers of significant projects; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; higher than expected cash use, or inability to borrow funds under our credit facility or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors; industry cost factors and conditions; competition; government regulation; labor disputes; technological changes; international business risks; and other factors described in Item 1A "Risk Factors."  That section, along with other sections of this Annual Report on Form 10-K, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.  Additional risks and uncertainties not presently known to Synthetech or that Synthetech currently deems immaterial also may impair our business or operations.  If any of the following risks actually occur, Synthetech’s business, financial condition and operating results could be materially adversely affected.  Synthetech does not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that Synthetech files from time to time with the Securities and Exchange Commission.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts as of March 31, 2008.  For existing company transactions denominated in a foreign currency, we believe that the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Synthetech, Inc.
Albany, Oregon

We have audited the accompanying balance sheets of Synthetech, Inc. ("the Company") as of March 31, 2008 and 2007, and the related statements of operations, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN PLLC

June 2, 2008
Seattle, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Synthetech, Inc.:

We have audited the accompanying statements of operations, shareholders’ equity, and cash flows of Synthetech, Inc. for the year ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Synthetech, Inc. for the year ended March 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note N to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note N. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Portland, Oregon
May 12, 2006, except for note N,
which is as of June 20, 2006

SYNTHETECH, INC.

BALANCE SHEETS

	March 31,	March 31,
	2008	2007

Assets

Current Assets
Cash and cash equivalents	$1,062,000	$259,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,460,000	2,195,000
Inventories	4,340,000	4,778,000
Prepaid expenses	338,000	354,000

Total Current Assets	8,200,000	7,586,000

Property, Plant and Equipment, net	3,911,000	3,746,000

Total Assets	$12,111,000	$11,332,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

BALANCE SHEETS
(continued)

	March 31,	March 31,
	2008	2007

Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit	$905,000	$644,000
Note payable	135,000	132,000
Accounts payable	1,349,000	782,000
Accrued compensation	324,000	273,000
Accrued termination benefits	-	124,000
Deferred revenue	1,004,000	43,000
Other accrued liabilities	35,000	3,000

Total Current Liabilities	3,752,000	2,001,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,632,000 and 14,547,000 shares	15,000	15,000
Paid-in capital	9,378,000	9,176,000
Retained earnings (deficit)	(1,034,000)	140,000

Total Shareholders' Equity	8,359,000	9,331,000

Total Liabilities and Shareholders' Equity	$12,111,000	$11,332,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF OPERATIONS

For The Year Ended March 31,	2008	2007	2006

Revenue	$14,561,000	$12,910,000	$5,819,000
Cost of revenue	11,707,000	9,269,000	6,413,000

Gross income (loss)	2,854,000	3,641,000	(594,000)

Research and development	1,362,000	1,117,000	943,000
Selling, general and administrative	2,603,000	2,282,000	2,249,000

Operating income (loss)	(1,111,000)	242,000	(3,786,000)

Interest income	20,000	35,000	113,000
Interest expense	(83,000)	(85,000)	(8,000)

Income (loss) before income taxes	(1,174,000)	192,000	(3,681,000)

Income tax benefit	-	(1,000)	(180,000)

Net income (loss)	$(1,174,000)	$193,000	$(3,501,000)

Net income (loss) per common share:

Basic and diluted income (loss) per share	$(0.08)	$0.01	$(0.24)

Weighted average shares outstanding:

Basic	14,571,847	14,529,148	14,476,800

Diluted	14,571,847	14,746,952	14,476,800

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

				RETAINED
	COMMON STOCK		PAID-IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL
Balance, March 31, 2005	14,470,000	$14,000	$9,100,000	$3,448,000	$12,562,000

Net loss	-	-	-	(3,501,000)	(3,501,000)
Issuance of stock for purchases under
the Employee Stock Purchase Plan	11,000	-	5,000	-	5,000
Issuance of restricted stock awards	41,000	1,000	21,000	-	22,000

Balance, March 31, 2006	14,522,000	$15,000	$9,126,000	$(53,000)	$9,088,000

Net income	-	-	-	193,000	193,000
Issuance of stock for the exercise
of stock options	25,000	-	8,000	-	8,000
Stock based compensation	-	-	42,000	-	42,000

Balance, March 31, 2007	14,547,000	$15,000	$9,176,000	$140,000	$9,331,000

Net loss	-	-	-	(1,174,000)	(1,174,000)
Issuance of stock for the exercise
of stock options	85,000	-	27,000	-	27,000
Stock based compensation	-	-	175,000	-	175,000

Balance, March 31, 2008	14,632,000	$15,000	$9,378,000	$(1,034,000)	$8,359,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF CASH FLOWS

For The Year Ended March 31,	2008	2007	2006

Cash Flows From Operating Activities:
Net income (loss)	$(1,174,000)	$193,000	$(3,501,000)
Adjustments to reconcile net income (loss) to
Cash used in operating activities:
Depreciation expense	476,000	496,000	543,000
Loss on retirement of equipment	83,000	-	-
Stock-based compensation expense	175,000	42,000	22,000
(Increase) decrease in assets:
Accounts receivable, net	(265,000)	(1,728,000)	1,708,000
Inventories	438,000	(1,179,000)	(245,000)
Prepaid expenses	308,000	311,000	225,000
Increase (decrease) in liabilities:
Accounts payable	567,000	(124,000)	418,000
Accrued compensation	51,000	113,000	9,000
Accrued termination benefits	(124,000)	(88,000)	125,000
Deferred revenue	961,000	43,000	-
Income taxes payable	-	-	(180,000)
Other accrued liabilities	32,000	(8,000)	-
Cash Provided By (Used In) Operating Activities	1,528,000	(1,929,000)	(876,000)

Cash Flows From Investing Activities:
Property, plant and equipment purchases	(724,000)	(198,000)	(87,000)
Purchase of marketable securities, available for sale	-	-	(1,300,000)
Sale of marketable securities, available for sale	-	800,000	1,800,000
Cash Provided By (Used In) Investing Activities	(724,000)	602,000	413,000

Cash Flows From Financing Activities:
Proceeds from line of credit, net	261,000	644,000	-
Principal payments under long-term debt obligations	-	(26,000)	(26,000)
Repayment of note payable	(289,000)	(273,000)	(111,000)
Proceeds from stock purchase plan	-	-	5,000
Proceeds from stock option exercises	27,000	8,000	-
Cash Provided By (Used In) Financing Activities	(1,000)	353,000	(132,000)

Increase (Decrease) in Cash and Cash Equivalents	803,000	(974,000)	(595,000)
Cash and Cash Equivalents – Beginning of Year	259,000	1,233,000	1,828,000

Cash and Cash Equivalents – End of Year	$1,062,000	$259,000	$1,233,000
Non-Cash Financing Activities
Insurance premiums financed with note payable	$292,000	$314,000	$202,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A.	GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins primarily for the pharmaceutical industry.  Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic small molecule drugs at every stage of a customer’s clinical development pipeline, and are used as ingredients in drugs for the treatment of AIDS, cancers, cardiovascular and other diseases.

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

Cash and cash equivalents consist of the following:

	March 31,	March 31,
	2008	2007

Cash	$920,000	$209,000
Cash equivalents	142,000	50,000
	$1,062,000	$259,000

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of March 31, 2008 and 2007 was $15,000.  For the years ended March 31, 2008 and 2006, Synthetech’s provision for credit losses were insignificant; the provision for fiscal 2007 was $27,000.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major pharmaceutical companies as well as contract drug synthesis firms, emerging biotechnology (virtual pharmaceutical) and medical device companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At March 31, 2008, four customers had accounts receivable balances of 25%, 15%, 14% and 10% of total accounts receivable.  At March 31, 2007, four customers had accounts receivable balances of 30%, 27%, 13% and 11% of total accounts receivable.  During fiscal 2008, Synthetech’s ten largest customers accounted for approximately 75% of total revenue.  During fiscal 2007, Synthetech’s ten largest customers accounted for approximately 80% of total revenue and two of these customers accounted for approximately 49% of our revenue.  During fiscal 2006, Synthetech’s ten largest customers accounted for approximately 71% of total revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, Synthetech assesses the impairment of property, plant and equipment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  If Synthetech determines that the carrying value of property, plant and equipment may not be recoverable, Synthetech compares the carrying values of its property, plant and equipment to the undiscounted cash flows expected to be generated by the asset group.  If the carrying value exceeds the undiscounted cash flows an impairment charge may be recorded.  An impairment charge is recognized to the extent that the carrying amount of property, plant and equipment is in excess of their determined fair value.

Income Taxes:  Synthetech accounts for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carryforwards.  Synthetech evaluates its deferred tax assets on a regular basis to determine if a valuation allowance is required.  Synthetech will record a valuation allowance to the extent it is determined that it is more likely than not that Synthetech will be unable to recognize a deferred tax asset.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 had no impact to the Company.  Tax years that remain open and subject to audit by the Internal Revenue Service include fiscal 2005 through 2008.

Revenue Recognition:  Synthetech recognizes revenue, including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers.  Shipping and handling costs are classified as part of cost of revenue.

Research and Development Costs:  Research and development costs are expensed as incurred.

Comprehensive Income or Loss:  Synthetech has no material components of comprehensive income /loss other than net income/loss.  Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.

Income (Loss) Per Share:  Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128.  For the years ended March 31, 2008 and 2006, the weighted average shares used to compute diluted loss per share did not differ from the weighted average shares used to compute basic loss per share.

The following common stock equivalents were excluded from the dilutive income (loss) per share computation because their effect would have been anti-dilutive:

	For the year ended March 31,
	2008	2007	2006

Common stock options outstanding	2,004,067	1,178,800	1,526,451

Supplemental cash flow disclosures are as follows:

Cash paid during the year for:

	For the year ended March 31,
	2008	2007	2006

Interest	$83,000	$85,000	$8,000

Stock-Based Compensation:  Effective April 1, 2006, Synthetech adopted SFAS No. 123(R) “Share-Based Payments” using the modified prospective transition method and, therefore, has not restated results for prior periods.  Under this transition method, stock-based compensation expense for fiscal 2008 and 2007 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, "Accounting for Stock-Based Compensation".  Stock-based compensation expense for all stock-based compensation awards granted after April 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Synthetech recognizes these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of one to five years for stock options.

Prior to the adoption of SFAS No. 123(R), Synthetech measured compensation expense for its employee and director stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25).  Synthetech applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," as if the fair-value based method had been applied in measuring compensation expense.  Under APB No. 25, compensation expense was recorded only if, on the date of grant, the current market price of the underlying stock exceeded the exercise price.  Resulting compensation expense was recognized over the vesting period.  Please refer to Note K to these Financial Statements for a further discussion of stock-based compensation.

Fair value of financial instruments:  The carrying value of all financial instruments classified as current assets or current liabilities are deemed to approximate fair value because of the short maturity of these instruments.

Reclassifications:  Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements".  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, but does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Synthetech does not believe that SFAS No. 157 will have a significant impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value.  Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  Synthetech does not believe that SFAS No. 159 will have a significant impact on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008.  Synthetech does not believe that the implementation of SFAS 160 will have any effect on its financial statements.

NOTE C.	INVENTORIES

The major components of inventories are as follows:

	March 31,
	2008	2007
Finished products	$1,678,000	$2,051,000
Work-in-process	902,000	1,106,000
Raw materials	1,760,000	1,621,000

	$4,340,000	$4,778,000

NOTE D.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Depreciable Life	March 31,
	In Years	2008	2007
Land	-	$241,000	$241,000
Buildings	15 – 40	1,617,000	1,616,000
Machinery and equipment	5 – 17	2,660,000	2,382,000
Laboratory equipment	5 – 17	1,323,000	1,058,000
Furniture and fixtures	3 – 5	99,000	82,000
Construction in process	-	13,000	7,000
		5,953,000	5,386,000

Less:
Accumulated depreciation		(2,042,000)	(1,640,000)

		$3,911,000	$3,746,000

NOTE E.	INCOME TAXES

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

The benefit for income taxes in the accompanying statements of operations consist of the following:

	Year Ended March 31,
	2008	2007	2006
Current:
Federal	$-	$-	$(180,000)
State	-	(1,000)	-
	$-	$(1,000)	$(180,000)
Deferred:
Federal	-	-	-
State	-	-	-
	$-	$-	$-

	$-	$(1,000)	$(180,000)

Significant components of Synthetech’s deferred tax assets and liabilities are as follows:

	March 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$4,757,000	$4,261,000
Bases of property, plant and equipment	539,000	752,000
Inventory	62,000	57,000
Accrued compensation	85,000	86,000
Stock based compensation	83,000	-
Accrued termination benefits	-	49,000
Other	19,000	21,000
Valuation allowance	(5,545,000)	(5,226,000)
Deferred taxes, net	$-	$-

Based on Synthetech’s recent history of losses and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.  The deferred tax valuation allowance increased $319,000 in fiscal 2008 and decreased $80,000 in fiscal 2007.

The reconciliation between the effective tax rate (benefit) and the statutory federal income tax rate (benefit) is as follows:

	For the Year Ended March 31,
	2008	2007	2006
Statutory federal tax rate (benefit)	(34.0%)	34.0%	(34.0%)
State taxes, net of federal tax (benefit)	(4.4)	4.4	(4.4)
Deferred tax valuation allowance	38.4	(41.7)	38.4
Other	-	2.9	(4.9)
Effective tax rate (benefit)	-	(0.4)	(4.9)

As of March 31, 2008, Synthetech had gross federal and state of Oregon net operating loss carryforwards of approximately $11,100,000 and $14,700,000, which will expire beginning in fiscal 2023 and 2016, respectively.

NOTE F.	LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at prime plus 3%.  The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  The facility is collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.  The credit facility contains no financial covenants and is scheduled to expire on June 15, 2009.  The amount outstanding under the facility as of March 31, 2008 was $905,000.

NOTE G.	NOTE PAYABLE

During October and November 2007, Synthetech financed $292,000 of annual premiums for certain of its insurance policies.  As of March 31, 2008, remaining payments under the financings consisted of five monthly installments of $34,000, including interest at 7.5%.  The amount outstanding under the finance agreements as of March 31, 2008 was $135,000.

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

In accordance with an employment agreement between Synthetech and Synthetech’s former President and Chief Executive Officer, upon termination of employment, the former executive is to receive one year of base salary and healthcare benefits, to be paid in twelve monthly installments.  Effective November 1, 2007, there are no further amounts due under this agreement.

NOTE I.	SHAREHOLDERS' EQUITY

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

Synthetech established a 401(k) Profit Sharing Plan on April 1, 1992.  This plan is offered to eligible employees, who may elect to contribute up to 20% of compensation and includes a company matching contribution.  Synthetech’s matching contribution is $0.50, $0.75 or $1.00 for each $1.00 contributed, up to 10% of compensation depending on the employee's length of service with Synthetech.  Synthetech’s matching contribution becomes fully vested for each employee after 5 years of employment.  Synthetech matching contributions for fiscal 2008, 2007 and 2006 were $165,000, $124,000 and $118,000, respectively.

NOTE K.	EMPLOYEE STOCK BENEFIT PLANS

Description of the Plans

Employee Stock Purchase Plan
In July 2000, Synthetech established an employee stock purchase plan (or ESPP) for the benefit of its employees.  The plan is qualified under Section 423 of the Internal Revenue Code.  Under the ESPP, substantially all employees may purchase Synthetech’s common stock through payroll deductions at a price equal to 85 percent of the lower of the fair market value at the beginning or end of each six-month offering period.  Stock purchases under the ESPP were limited to 15 percent of an employee’s eligible compensation, up to a maximum of $15,000, in any plan year.  No shares were issued under the ESPP during fiscal 2008 and 2007; 11,000 shares were issued in fiscal 2006.  In February 2007, the Board of Directors terminated all operations of the ESPP.

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of our common stock on the date of grant.  Options generally vest in equal annual installments between the date of grant and two to five years from the date of grant although individual options may have different vesting terms.  All options expire no later than ten years from the date of grant.  As of March 31, 2008, 685,850 shares were available for issuance under the 2005 Plan.

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

Other Stock Grants
On April 17, 2007, the Compensation Committee of the Board of Directors awarded key employees 525,000 options to purchase Synthetech’s common stock. The options were awarded at $0.87 per share, the market price of Synthetech common stock on the date of grant.  The nonqualified stock options were not issued as part of the 2005 Plan and Synthetech has registered the underlying shares under the Securities Act of 1933.  One-third of these options vested on each of the date of grant and the first anniversary of the grant date; the remaining one-third will vest on the second anniversary of the date of grant.  As of March 31, 2008, 88,333 of these options had been cancelled due to the termination of the employee option holders and are not available for reissuance.

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

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the three years ended March 31, 2008 is presented below:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, April 1, 2005	1,265,300	$1.71	7.0
Granted	434,500	$0.40
Exercised	-	-
Forfeited	(173,349)	$1.61
Options outstanding, March 31, 2006	1,526,451	$1.34	7.1
Granted	390,000	$0.32
Exercised	(25,000)	$0.33
Forfeited	(97,651)	$1.45
Options outstanding, March 31, 2007	1,793,800	$1.13	7.0
Granted	540,000	$0.88
Exercised	(85,000)	$0.31
Forfeited	(156,400)	$1.58
Cancelled	(88,333)	$0.87
Options outstanding, March 31, 2008	2,004,067	$1.07	6.6	$128,000

Options exercisable, March 31, 2008	1,578,411	$1.17	6.0	$99,000

The weighted-average grant date fair value of options granted during fiscal 2008 and 2007 was $0.48 and $0.21, respectively.  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on March 31, 2008.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of March 31, 2008, $102,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 0.9 years.

Valuation Information under SFAS No. 123(R)

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of stock option awards.  Synthetech has elected to use the Black-Scholes option pricing model, which incorporates various assumptions as follows:

Expected Price Volatility
Expected price volatility is a measure of the amount by which the price of a security has fluctuated or is expected to fluctuate.  Synthetech uses actual historical changes in the market value of its stock to calculate the volatility assumption.  Synthetech calculates monthly market value changes from the date of grant over a past period representative of the expected life of the options to determine volatility.  Synthetech determined that due to its small volume of stock trades and the spread between the bid and ask price, the use of monthly market values, as compared to daily or weekly values, provides the most reasonable determination of expected volatility.  An increase in the expected price volatility will increase compensation expense.

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

Recognition of Compensation Expense and Forfeitures
The fair value of each option is amortized into compensation expense on a straight-line basis over the vesting period.  Synthetech reduces the straight-line compensation expense by an estimated forfeiture rate to account for the estimated impact of options that are expected to be forfeited before becoming fully vested.  Synthetech’s calculation of stock-based compensation expense assumes a forfeiture rate of 3%.  An increase in the forfeiture rate would decrease compensation expense.

The weighted-average fair value of stock options was determined utilizing the assumptions below:

	For the year ended
	March 31, 2008	March 31, 2007

Expected price volatility	50%	72%
Risk-free interest rate	4.96%	4.71%
Expected term in years	6.11	5.56
Dividend yield	-	-

Expense Information under SFAS No. 123(R)

Stock-based compensation expense was allocated as follows:

	For the year ended
	March 31, 2008	March 31, 2007
Stock-based compensation expense:
Cost of revenue	$138,000	-
Operating expenses	37,000	$42,000
Stock-based compensation expense
before income taxes	$175,000	$42,000
Income tax expense (benefit)	-	-
Total stock-based compensation
expense after income taxes	$175,000	$42,000

Pro Forma Information under SFAS No. 123 for Periods Prior to Fiscal 2007

Prior to fiscal 2007, Synthetech followed the disclosure-only provisions of SFAS No. 123, as amended.  The following table illustrates the effect on net loss and loss per share for fiscal 2006 if the fair value recognition provisions of SFAS No. 123, as amended, had been applied to options granted under Synthetech’s equity-based compensation plans.  For purposes of this pro forma disclosure, the estimated value of the options is recognized over the options’ vesting periods.  If Synthetech had recognized the expense of equity-based compensation programs in its Statements of Operations, additional paid-in capital would have increased by a corresponding amount, net of applicable taxes, if any.

For the year ended
March 31, 2006
Net loss, as reported	$(3,501,000)
Add: Stock compensation expense included in reported net loss	22,000
Stock compensation expense	(436,000)

Pro forma net loss	$(3,915,000)

Net loss per share:
Basic and Diluted – as reported	$(0.24)
Basic and Diluted – pro forma	$(0.27)

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

For purposes of the weighted-average estimated fair value calculations, the fair value of each stock option and ESPP grant was estimated on the date of grant using the Black-Scholes option model and the following assumptions:

For the year ended March 31, 2006	Stock Options	ESPP

Dividend yield	-	-
Risk-free interest rate	4.71%	2.62%
Expected volatility	64%	102%
Expected life (in years)	7.00	0.50

Weighted-average fair value of options and purchase rights granted:
At market value	$0.26	-
Below market value	-	$0.29
All awards granted	$0.26	$0.29

NOTE L.	SEGMENT INFORMATION; SIGNIFICANT CUSTOMERS; FOREIGN SALES

Synthetech operates in one business segment for the development and production of amino acid derivatives, specialty amino acids, peptide fragments, specialty resins, and proprietary custom chiral intermediates.  Long-lived assets, other than in the United States, are not material.

Significant Customers: During fiscal 2008, three customers accounted for an aggregate of approximately 39% of revenue.  During fiscal 2007, two customers accounted for approximately 49% of revenue.  During fiscal 2006, one customer accounted for approximately 16% of revenue.

The following table reflects sales and percent of total sales based on the geographic location of the customer:

	For the year ending March 31,
	2008		2007		2006
United States	$8,908,000	61.2%	$8,550,000	66.2%	$2,798,000	48.1%
Europe	5,373,000	36.9	4,176,000	32.3	2,908,000	50.0
Japan	47,000	0.3	103,000	0.8	30,000	0.5
Other	233,000	1.6	81,000	0.7	83,000	1.4

Total	$14,561,000	100%	$12,910,000	100%	$5,819,000	100%

NOTE M.	RELATED PARTY TRANSACTIONS

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

Synthetech had engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts, and, until May 31, 2005, had engaged David Clarke, a former Director, to assist with Synthetech’s marketing and strategic development efforts.  Aggregate fees and expenses incurred by Synthetech under these arrangements during fiscal 2008, 2007 and 2006 were $4,000, $1,000 and $95,000, respectively.

NOTE N.	LIQUIDITY

During fiscal 2008, Synthetech incurred a net loss of $1.2 million, or $0.08 per share, and working capital decreased $1.1 million to $4.4 million at March 31, 2008.  Management believes that Synthetech’s existing cash and cash equivalents, credit facility and any funds generated from operations will be sufficient to support operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the credit facility, or any funds generated from operations will be sufficient to satisfy Synthetech’s liquidity requirements.

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

NOTE O.	LONG-TERM DEBT, SUBSEQUENT EVENT

On May 5, 2008, Synthetech entered into a promissory note under which Synthetech borrowed $550,000 from a finance company.  The note matures on May 5, 2011, with 36 monthly principal payments equal to $9,167, plus interest, with payments beginning on June 1, 2008.  A balloon payment of $220,000 is due on maturity.  The note will bear interest at the prime rate plus 3.0%.  At the closing of the loan, Synthetech paid a $5,500 loan fee.  On May 6, 2009 and 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the note.  The note contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.

Supplementary Financial Data (unaudited)

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended March 31, 2008 is as follows:

	Year Ended March 31, 2008
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$4,172	$2,981	$2,851	$4,557
Gross income	1,189	143	402	1,120
Operating income (loss)	136	(841)	(534)	128
Net income (loss)	119	(861)	(545)	113
Basic and diluted net income (loss) per share	$0.01	$(0.06)	$(0.04)	$0.01

	Year Ended March 31, 2007
	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter

Revenue	$1,743	$3,187	$3,724	$4,256
Gross income	45	1,077	1,293	1,226
Operating income (loss)	(795)	203	520	314
Net income (loss)	(785)	198	498	282
Basic and diluted net income (loss) per share	$(0.05)	$0.01	$0.03	$0.02

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2008, and they concluded that these controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failure.  Internal control over financial reporting can also be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

Attestation Report of the Independent Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in Synthetech’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during Synthetech’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Synthetech’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required about Synthetech's executive officers by this Item is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.  The remaining information required by this item is set forth in Synthetech's Proxy Statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2008.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in Synthetech's Proxy Statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

During fiscal 2008, Synthetech maintained two equity compensation plans, each of which has been approved by our shareholders:  the 2000 Stock Incentive Plan (the 2000 Plan) and the 2005 Equity Incentive Plan (the 2005 Plan).  During fiscal 2007 and 2008 we issued nonqualified options to purchase Synthetech common stock outside of any stock plan approved by our shareholders.  The following table summarizes information about equity awards as of March 31, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,493,800	$1.29	685,850 (1)
Equity compensation plan not approved by security holders	300,000	$0.31	-
Equity compensation plan not approved by security holders	436,667	$0.87	-

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

On April 17, 2007, the Compensation Committee granted 525,000 nonqualified stock options outside of the 2005 Plan, but governed by the terms and conditions of the 2005 Plan, to 33 Synthetech employees.  The individual awards ranged in size between 1,000 and 100,000 options to purchase shares of our common stock at an exercise price of $0.87 per share.  As of March 31, 2008, 88,333 of these options had been cancelled due to the termination of the employee option holder and are not available for reissuance.

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

U.S. Federal Income Tax Consequences

The following provides only a general summary of the U.S. federal income tax laws that apply to stock options granted outside of the 2005 Plan with an exercise price at least equal to the fair market value of the underlying shares on the date of the grant and no additional deferral features.  The summary is based on the Internal Revenue Code of 1986, as amended, applicable Treasury regulations under the Code, rulings and other guidance issued by the Internal Revenue Service and judicial decisions now in effect, all of which are subject to change, possibly with retroactive effect. This summary is not intended to address all aspects of U.S. federal income taxation that may be relevant to holders of stock options granted outside of the 2005 Plan, such as aspects of U.S. federal income taxation that may be relevant to option holders subject to special treatment under U.S. federal tax laws or who are residents of, or are employed in, a country other than the United States. Furthermore, this summary does not address any tax consequences under the laws of any foreign, state or local jurisdiction.  Accordingly, holders of stock options granted outside of the 2005 Plan are urged to consult with their own tax advisors regarding the U.S. federal tax consequences of such grants in light of their own particular circumstances, as well as the effect of any foreign, state or local tax laws.

In general, an option holder will not recognize taxable income upon the grant or vesting of a stock option granted outside of the 2005 Plan.

Upon the exercise of the option, the option holder will recognize compensation taxable as ordinary income equal to the difference between the fair market value of the shares acquired on the date of exercise and the option exercise price. The tax basis of the shares acquired upon exercise of an option will be equal to the greater of the fair market value of the shares on the exercise date or the option exercise price, and the holding period for the shares will begin on the exercise date.  When an option holder sells the shares acquired upon exercise of an option, the option holder generally will recognize short-term or long-term capital gain or loss, as the case may be, equal to the difference between the amount that the option holder receives from the sale and the tax basis of the shares disposed of.

Special rules apply if an option holder uses already owned shares to pay the exercise price or if the shares received upon exercise of the option are subject to a substantial risk of forfeiture by the option holder.

Under Section 162(m) of the Code, Synthetech generally is prohibited from deducting for U.S. federal income tax purposes compensation (including compensation attributable to the exercise of stock options granted outside the 2005 Plan) paid to Synthetech's chief executive officer and three other most highly compensated executive officers (other than the chief financial officer) in excess of $1,000,000 per person in any year.

The additional information required by this Item 12 is set forth in Synthetech’s Proxy Statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2008.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is set forth in Synthetech's Proxy Statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2008.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is set forth in Synthetech's Proxy Statement for its 2008 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2008.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)and(2)	FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
The information required by these Items is included under Item 8 of this Annual Report on Form 10-K.

(a)(3)	EXHIBITS.
The following documents are filed as part of this Annual Report on Form 10-K and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991 (File No. 000-12992)).

3.2	Bylaws, as amended (incorporated by reference to Synthetech’s Current Report on Form 8-K dated February 15, 2006).

4	Rights Agreement, (incorporated by reference to Synthetech’s Registration Statement on Form 8-A (File No. 000-12992) filed on July 24, 1998).

10.1†	2000 Stock Incentive Plan (incorporated by reference to Synthetech’s Tender Offer Statement on Schedule TO (File No. 005-36505) filed on June 15, 2001).

10.2†
2005 Equity Incentive Plan (incorporated by reference to Synthetech’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders held on August 11, 2005 (filed on July 7, 2005)).

10.3†
Stock Option Grant Notices and Agreements, dated as of April 17, 2007, between Synthetech and 33 Synthetech employees (incorporated by reference to Synthetech's Registration Statement on Form S-8 dated December 20, 2007).

10.4†
Stock Option Grant Notice and Agreement, dated as of September 11, 2006, between Synthetech, Inc. and Gregory Robert Hahn (incorporated by reference to Synthetech's Registration Statement on Form S-8 dated January 30, 2007).

10.5†	Summary of Non-Employee Director Compensation.

10.6†	Employment Agreement dated November 30, 2007 between Synthetech, Inc. and Gregory Robert Hahn (incorporated by reference to Synthetech’s Current Report on Form 8-K dated December 4, 2007).

10.7†	Employment Agreement dated November 30, 2007 between Synthetech, Inc. and Gary Weber (incorporated by reference to Synthetech’s Current Report on Form 8-K dated December 4, 2007).

10.8	Loan and Security Agreement, dated as of June 15, 2006, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech's Current Report on Form 8-K, dated June 20, 2006).

10.9
Second Amendment of Loan and Security Agreement, dated as of June 15, 2007, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech's Current Report on Form 8-K, dated June 20, 2007).

10.10
Third Amendment of Loan and Security Agreement, dated as of March 28, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech's Current Report on Form 8-K, dated March 28, 2008).

10.11	Deed of Trust, dated as of June 20, 2006, between Synthetech and Access Business Finance, LLC.

23.1	Consent of Peterson Sullivan PLLC, Independent Registered Public Accounting Firm.

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

__________________________
† Management contract or compensatory plan.
(b)           See (a)(3) above.
(c)           See (a)(1) and (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHETECH, INC.

Date: June 9, 2008	By:	/s/ Daniel T. Fagan
Daniel T. Fagan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel T. Fagan	Chairman, Chief Executive Officer and Director	June 9, 2008
Daniel T. Fagan	(Principal Executive Officer)

/s/ Gary A. Weber	Vice President of Finance and Administration,	June 9, 2008
Gary A. Weber	Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Paul C. Ahrens	Director	June 9, 2008
Paul C. Ahrens

/s/ Howard L. Farkas	Director	June 9, 2008
Howard L. Farkas

/s/ Donald E. Kuhla	Director	June 9, 2008
Donald E. Kuhla

/s/ Hans C. Noetzli	Director	June 9, 2008
Hans C. Noetzli

/s/ Charles B. Williams	Director	June 9, 2008
Charles B. Williams