Form 10-Q
period 2008-06-30
SYNTHETECH INC
filed 2008-08-07
CIK 749290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

Yes               No     X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class: Common Stock, $0.001 par value
Shares outstanding as of August 6, 2008:  14,631,614

SYNTHETECH, INC

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	June 30,	March 31,
	2008	2008

Assets

Current Assets:
Cash and cash equivalents	$217,000	$1,062,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,697,000	2,460,000
Inventories	4,126,000	4,340,000
Prepaid expenses	249,000	338,000

Total Current Assets	7,289,000	8,200,000

Property, Plant and Equipment, net	4,124,000	3,911,000

Total Assets	$11,413,000	$12,111,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	June 30,	March 31,
	2008	2008

Liabilities and Shareholders’ Equity

Current Liabilities:
Line of credit	$378,000	$905,000
Current portion of long-term debt	110,000	-
Note Payable	34,000	135,000
Accounts payable	1,416,000	1,349,000
Accrued compensation	353,000	324,000
Deferred revenue	-	1,004,000
Other accrued liabilities	19,000	35,000

Total Current Liabilities	2,310,000	3,752,000

Long-term debt	431,000	-

Total Liabilities	2,741,000	3,752,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,632,000 shares for both balance sheet dates	15,000	15,000
Paid-in capital	9,396,000	9,378,000
Retained deficit	(739,000)	(1,034,000)

Total Shareholders' Equity	8,672,000	8,359,000

Total Liabilities and Shareholders' Equity	$11,413,000	$12,111,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

For The Three Months Ended June 30,	2008	2007

Revenue	$4,917,000	$4,172,000
Cost of revenue	3,628,000	2,983,000

Gross income	1,289,000	1,189,000

Research and development	297,000	328,000
Selling, general and administrative	678,000	725,000
Total operating expense	975,000	1,053,000

Operating income	314,000	136,000

Interest income	5,000	9,000
Interest expense	(24,000)	(26,000)

Income before income taxes	295,000	119,000

Income taxes	-	-

Net income	$295,000	$119,000

Net income per common share:
Basic and diluted income per share	$0.02	$0.01

Weighted average shares outstanding:
Basic	14,631,614	14,546,614
Diluted	15,002,705	15,128,113

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Three Months Ended June 30,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$295,000	$119,000
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation expense	123,000	115,000
Stock-based compensation expense	18,000	102,000

(Increase) decrease in assets:
Accounts receivable, net	(237,000)	(288,000)
Inventories	214,000	243,000
Prepaid expenses	89,000	99,000

Increase (decrease) in liabilities:
Accounts payable	67,000	83,000
Accrued compensation	29,000	82,000
Accrued termination benefits	-	(53,000)
Deferred revenue	(1,004,000)	-
Other accrued liabilities	(16,000)	15,000
Cash Provided By (Used In) Operating Activities	(422,000)	517,000

CASH FLOWS FROM INVESTING ACTIVITY:
Property, plant and equipment purchases	(336,000)	(139,000)
Cash Used In Investing Activity	(336,000)	(139,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit	(527,000)	(188,000)
Borrowings under long-term debt obligation	550,000	-
Principal payments under long-term debt obligation	(9,000)	-
Repayment of note payable	(101,000)	(106,000)
Cash Used In Financing Activities	(87,000)	(294,000)

Increase (Decrease) in Cash and Cash Equivalents	(845,000)	84,000

Cash and Cash Equivalents at Beginning of Period	1,062,000	259,000

Cash and Cash Equivalents at End of Period	$217,000	$343,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of June 30, 2008 and for the three month
period ended June 30, 2008 is unaudited)

NOTE A.    GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  Synthetech develops and manufactures amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins, primarily for the pharmaceutical industry.  Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic (peptide-like) small molecule drugs at every stage of a customer’s clinical development pipeline, and are used as ingredients in drugs for the treatment of AIDS, cancer, cardiovascular and other diseases.  Synthetech’s products also support the production of chemically based medical devices.

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading.  Synthetech’s management suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2008.  Synthetech's fiscal year ends March 31 of each year.

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

Cash and cash equivalents consist of the following:

	June 30,	March 31,
	2008	2008

Cash	$8,000	$920,000
Cash equivalents	209,000	142,000
	$217,000	$1,062,000

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivable and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of June 30, 2008 and March 31, 2008 was $15,000.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major pharmaceutical, emerging biopharmaceutical and contract drug synthesis companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At June 30, 2008, five customers had accounts receivable balances of 25%, 16%, 13%, 12% and 11% of total accounts receivable.  At March 31, 2008, four customers had accounts receivable balances of 25%, 15%, 14% and 10% of total accounts receivable.  During the first quarter of fiscal 2009, sales to three customers, each exceeding 10% of revenue for the quarter, accounted for approximately 55% of Synthetech’s revenue.  During the first quarter of fiscal 2008, sales to three customers, each exceeding 10% of revenue for the quarter, accounted for approximately 58% of Synthetech’s revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

Stock-Based Compensation:  Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R) “Share-Based Payment”.  Synthetech recognizes these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of one to five years for stock options.

Please refer to Note J to these condensed financial statements for a further discussion of stock-based compensation.

NOTE C.    NET INCOME PER SHARE

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128.  For the three months ended June 30, 2008 and 2007, the weighted-average number of shares used to compute diluted income per share includes common stock equivalents.

The shares used in the computation of Synthetech’s basic and diluted income  per share are as follows:

	For the Three Months Ended June 30,
Weighted average common shares outstanding:	2008	2007

Basic	14,631,614	14,546,614
Dilutive effect of stock options	371,091	581,499

Diluted	15,002,705	15,128,113

The number of stock options outstanding and not included in the calculation of diluted income per share was 1,267,400 and 1,722,601 at June 30, 2008 and 2007, respectively.

NOTE D.    STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	For the Three Months Ended June 30,
	2008	2007

Interest	$24,000	$26,000

NOTE E.    INVENTORIES

The major components of inventories, net of reserves, are as follows:

	June 30,	March 31,
	2008	2008

Finished products	$1,727,000	$1,678,000
Work in process	851,000	902,000
Raw materials	1,548,000	1,760,000
	$4,126,000	$4,340,000

NOTE F.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	June 30,	March 31,
	In Years	2008	2008
Land		$241,000	$241,000
Buildings	15 – 40	1,617,000	1,617,000
Machinery and equipment	5 – 17	2,661,000	2,660,000
Laboratory equipment	5 – 17	1,359,000	1,323,000
Furniture and fixtures	3 – 5	111,000	99,000
Construction in process		300,000	13,000
		6,289,000	5,953,000

Less:
Accumulated depreciation		(2,165,000)	(2,042,000)

		$4,124,000	$3,911,000

NOTE G.    LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at prime plus 3%.  The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $2,500 which is reduced by interest charges.  The facility is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  The credit facility contains no financial covenants and is scheduled to expire on June 15, 2009.  The amount outstanding under the facility as of June 30, 2008 was $378,000.

NOTE H.    NOTE PAYABLE

During October and November 2007, Synthetech financed $292,000 of annual premiums for certain of its insurance policies.  As of June 30, 2008, remaining payments under the financings consisted of one final installment due August 2008 of $34,000, including interest at 7.5%.

NOTE I.    LONG-TERM DEBT

On May 5, 2008, Synthetech entered into a promissory note under which Synthetech borrowed $550,000 from a finance company.  The note matures on May 5, 2011, with 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008.  A balloon payment of $220,000 is due on maturity.  The note bears interest at the prime rate plus 3.0%.  At the closing of the loan, Synthetech paid a $5,500 loan fee.  On May 6, 2009 and 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the note.  The note contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.

Scheduled remaining maturities of long-term debt are as follows:

Fiscal 2009	$83,000
Fiscal 2010	110,000
Fiscal 2011	110,000
Fiscal 2012	238,000
$541,000

NOTE J.    EMPLOYEE STOCK BENEFITS

Description of the Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of Synthetech’s common stock on the date of grant.  Options generally vest in equal annual installments between the date of grant and one to five years from the date of grant, although individual options may have different vesting terms.  All options expire no later than ten years from the date of grant.  As of June 30, 2008, 740,850 shares were available for issuance under the 2005 Plan.

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

Other Stock Grants
On April 17, 2007, the Compensation Committee of the Board of Directors awarded key employees 525,000 options to purchase Synthetech’s common stock. The options were awarded at $0.87 per share, the market price of Synthetech common stock on the date of grant.  The nonqualified stock options were not issued as part of the 2005 Plan and Synthetech has registered the underlying shares under the Securities Act of 1933.  One-third of these options vested on each of the date of grant and the first anniversary of the grant date; the remaining one-third will vest on the second anniversary of the date of grant.  As of June 30, 2008, 95,000 of these options had been forfeited due to the termination of the employee option holders and are not available for reissuance.

Dr. Gregory Hahn, currently Synthetech's President and Chief Executive Officer, commenced employment with Synthetech on September 11, 2006, as Synthetech’s President and Chief Operating Officer.  In accordance with his employment agreement, Synthetech awarded Dr. Hahn 300,000 options to purchase Synthetech common stock.  The options were awarded at the market price of Synthetech’s common stock on the date of grant.  The options were not granted under the 2005 Plan.

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the quarter ended June 30, 2008 is presented below:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, April 1, 2008	2,004,067	$1.07	6.0
Granted	-	-
Exercised	-	-
Forfeited	(61,667)	$1.56
Options outstanding, June 30, 2008	1,942,400	$1.06	6.4	$373,000

Options exercisable, June 30, 2008	1,660,074	$1.13	6.1	$296,000

No options were granted during the first quarter of fiscal 2009.  The weighted-average grant date fair value of options granted during the first quarter of fiscal 2008 was $0.47.  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the quarter ended June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on June 30, 2008.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of June 30, 2008, $77,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 0.7 years.

The weighted-average fair value of stock options was determined utilizing the assumptions below:

	For the Three Months Ended
	June 30, 2008	June 30, 2007

Expected price volatility	-	50%
Risk-free interest rate	-	4.96%
Expected term in years	-	6.00
Dividend yield	-	-

Expense Information under SFAS No. 123(R)

Stock-based compensation expense was allocated as follows:

	For the Three Months Ended
	June 30, 2008	June 30, 2007
Stock-based compensation expense:
Cost of revenue	$3,000	$24,000
Operating expenses	15,000	78,000
Stock-based compensation expense
before income taxes	18,000	102,000
Income tax expense (benefit)	-	-
Total stock-based compensation
expense after income taxes	$18,000	$102,000

NOTE K.    RELATED PERSON TRANSACTIONS

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts.  Aggregate expenses incurred by Synthetech under this arrangement during the first quarters of fiscal 2009 and 2008 approximated $-0- and $1,000, respectively.

NOTE L.    LIQUIDITY

During fiscal 2008, Synthetech incurred a net loss of $1.2 million, or $0.08 per share, and working capital decreased $1.1 million to $4.4 million at March 31, 2008.  Synthetech returned to profitability during the first quarter of fiscal 2009, recording net income of $295,000 for the quarter.  As discussed in Note I above, during the first quarter of fiscal 2009 Synthetech borrowed $550,000, the proceeds of which are designated for capital expansion projects expected to be completed during the second quarter of fiscal 2009.  Working capital increased $531,000 to $5.0 million during the first quarter of fiscal 2009.

Management believes that Synthetech’s existing cash and cash equivalents, anticipated availability under its credit facility and any funds generated from operations will be sufficient to support operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the credit facility or from any funds generated from operations will be sufficient to satisfy Synthetech’s liquidity requirements.

If sources of liquidity are insufficient, Synthetech will need to seek debt or equity financing to satisfy liquidity requirements, which Synthetech may be unable to obtain on favorable terms or at all, or to sell assets or further reduce the size of its operations or to discontinue operations.  Any financing Synthetech obtains may dilute the ownership interests of its shareholders or increase leverage and interest expense.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our future performance and operating results; expected revenue from and shipping dates for customer orders; recurrence of large-scale projects; resolution of manufacturing process difficulties; estimated quarterly stock-based compensation amounts; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the timing and amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards; and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements to reflect events or circumstances that may occur or arise after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW
Synthetech, Inc., based in Albany, Oregon, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  We develop and manufacture amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins, primarily for the pharmaceutical industry.  Synthetech produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations.  Our products support the development and manufacture of therapeutic peptides and peptidomimetic (peptide-like) small molecule drugs from early stages of a customer’s clinical development through market launch and into commercial production.  Synthetech’s products also support the production of chemically based medical devices.  Synthetech’s domestic and international customer base includes major pharmaceutical, contract drug synthesis firms, emerging biotechnology (virtual pharmaceutical) and medical device companies.  We also supply catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms.

Financial Results

Synthetech reported revenue of $4.9 million for the first quarter of fiscal 2009.  Related gross income was $1.3 million, or 26% of revenue, and net income was $295,000, or $0.02 per share.  Gross margins of 26% on sales of $4.9 million are less than we would normally expect for this level of revenue.  Gross margins for the quarter were hindered by: lower than normal margins on certain products which encountered production difficulties in prior quarters; higher than average raw material costs on certain projects; and low margins on material purchased for direct resell.

Market Overview

Synthetech has benefited from the improvement in the fine chemicals market.  Custom projects have increased significantly over the last few years.  We believe that Synthetech has been able to capitalize on new opportunities because of our proprietary technology positions in both amino acid chemistry and multi-step chiral organic synthetic chemistry. In addition, several large multi-national pharmaceutical companies have made a strategic decision to outsource more of their manufacturing requirements. We believe we are well positioned to compete for these new opportunities because of our long association with the pharmaceutical industry, large-scale domestic manufacturing facility, and experienced chemists and research and development group.

We have increasingly targeted rapidly expanding market opportunities at biopharmaceutical and medical device companies. This growth opportunity is being driven in large part by the need of large pharmaceutical companies to develop new drugs. A number of block-buster drugs will lose patent protection and become generic over the next five years and large pharmaceutical companies are seeking to offset the impact of this development with increased internal drug development efforts augmented by the in-licensing of promising new drug candidates from emerging pharmaceutical companies. Most biopharmaceutical companies have limited manufacturing expertise, which we believe provides a company like Synthetech with additional market opportunities.

Business Conditions

Synthetech’s order backlog as of June 30, 2008 and 2007 was approximately $6.9 million and $4.3 million, respectively.  We expect that a majority of the June 30, 2008 backlog will ship during the second quarter of fiscal 2009 and substantially all of the remainder is scheduled to ship during the second half of fiscal 2009.  The domestic and Western European drug development market currently is very active.  Synthetech has commercial relationships with a variety of Western European pharmaceutical companies.  The existing favorable exchange rate for Euros relative to US Dollars appears to have generated further interest from Western European customers in Synthetech’s capabilities and products.

Our primary competition is from a variety of fine chemical companies headquartered in Western Europe.  We continue to encounter competition, primarily for more basic products, from developing countries such as South Korea, India and China that have substantially lower cost structures.  This trend has resulted in pricing pressures in the United States and is affecting our ability to maintain historical margins and to retain and attract business for some of our products.

Customer Project Pipeline

Our portfolio of clinical pipeline projects remains active and consists of a variety of projects with significant revenue generating potential.  Many of these projects have the potential to grow into large-scale projects in the future.

Synthetech is involved in many active customer projects.  Large-scale customer projects represent our main source of revenue.  We are unable to determine with reasonable certainty our revenues relating to large-scale projects beyond our current order base, in part due to unpredictable drug approval processes and the short-term supply chain planning by many of our customers.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in our condensed Statements of Operations.

	Three Months
	Ended June 30,
	2008	2007

Revenue	100.0%	100.0%
Cost of revenue	73.8	71.5

Gross income	26.2	28.5

Research and development	6.0	7.9
Selling, general and administrative	13.8	17.3

Total operating expenses	19.8	25.2

Operating income	6.4	3.3

Interest income	0.1	0.2
Interest expense	(0.5)	(0.6)

Income before income taxes	6.0	2.9

Income taxes	-	-

Net income	6.0%	2.9%

Revenue

Revenue of $4.9 million for the first quarter of fiscal 2009 increased by $745,000, or 18%, from revenue of $4.2 million for the first quarter of fiscal 2008.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue.  Revenue earned from three large-scale projects was $2.4 million during the first quarter of fiscal 2009.  These three large-scale projects support two drug development projects and one marketed drug and are on behalf of two major pharmaceutical companies and one emerging pharmaceutical company.

Revenue earned from three large-scale projects was $2.3 million during the first quarter of fiscal 2008. These three large-scale projects support drug development projects for an emerging pharmaceutical, a major pharmaceutical and a contract drug synthesis company.  Each of these projects is still active, and one of these projects was also a large-scale project in the first quarter of fiscal 2009.

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

International sales, mainly to Europe, were $2.6 million and $2.0 million in the first quarter of fiscal 2009 and 2008, respectively.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income

Gross income for the first quarter of fiscal 2009 increased $100,000, to $1.3 million, or 26% of revenue, compared to gross income of $1.2 million, or 28% of revenue, for the first quarter of fiscal 2008.  This dollar increase was primarily the result of the increase in sales between the corresponding periods of fiscal 2009 and 2008.  However, manufacturing costs and charges for impaired inventory increased in the first quarter of fiscal 2009 compared to the comparable periods of 2008, as discussed below.

Gross margins of 26% on sales of $4.9 million are less than we would normally expect for this level of revenue.  Gross margins for the quarter were hindered by: lower than normal margins on certain products which encountered production difficulties in prior quarters; higher than average raw material costs on certain projects; and low margins on material purchased for direct resell.

Manufacturing department costs incurred during the first quarter of fiscal 2009 increased $180,000 compared to the comparable period of fiscal 2008.  Variable operating costs such as labor, maintenance, supplies and utilities expenses were higher between the periods primarily as a result of increased production levels and cost increases.

Gross income for the first quarters of fiscal 2009 and 2008 reflect charges for impaired inventory of $191,000 and $129,000, respectively.  Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off.  It remains difficult to rework certain materials on a cost effective basis.  Synthetech also writes-off inventory that is specific to any customer project that has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense.  Research and development (R&D) expense for the first quarter of fiscal 2009 decreased $31,000 to $297,000, or 6% of revenue, compared to $328,000, or 8% of revenue, for the first quarter of fiscal 2008.  The decrease in the components of R&D expense between these two periods included:
  a decrease during the first quarter of fiscal 2009 in costs associated with hiring new employees of $19,000; and
  an aggregate decrease during the first quarter of fiscal 2009 in compensation expense of $15,000, primarily composed of a decrease in stock-based compensation expense of $12,000.
Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department assists in the  manufacture small-scale products for sale.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first three months of fiscal 2009 and 2008 were $41,000 and $36,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense for the first quarter of fiscal 2009 decreased $47,000 to $678,000, or 14% of revenue, compared to $725,000, or 17% of revenue, in the first quarter of fiscal 2008.  The decrease in the components of SG&A expense between the two periods included:
  An aggregate decrease in compensation expense of $30,000, primarily composed of a decrease in stock-based compensation expense of $51,000, partially offset by performance-based sales and marketing bonuses and general increases in salaries and benefits; and
  an aggregate decrease in professional and consulting fees of $13,000.
SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Income

Interest income in the first quarter of fiscal 2009 was $5,000, compared to $9,000 in the same period of fiscal 2008.  Synthetech’s interest income is primarily derived from earnings on our cash equivalents, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Interest Expense

Interest expense in the first quarter of fiscal 2009 was $24,000, compared to $26,000 in the same period of fiscal 2008.  Synthetech’s interest expense is primarily derived from expense on its long-term debt, line of credit and notes payable.  The decrease in interest expense between the periods primarily relates to the level of borrowings and the interest rates in effect during the periods.

Income Taxes

Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income

As a result of the foregoing factors, net income for the first quarter of fiscal 2009 was $295,000, compared to net income of $119,000 for the comparable period of fiscal 2008.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts.  The allowance for doubtful accounts as of June 30, 2008 and March 31, 2008 was $15,000.  For the quarters ended June 30, 2008 and 2007, Synthetech’s provision for credit losses was insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Long-Lived Asset Impairment
In accordance with the provisions of SFAS No. 144, Synthetech assesses the impairment of long-lived assets, such as property, plant and equipment, whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  Factors that could trigger an impairment review include, among others:
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

The size of customer orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of Synthetech’s products for marketed drugs may provide an opportunity for continuing, longer-term sales. While not subject to the same high cancellation rates faced by discovery and clinical trial-stage drug development programs, the demand for approved drugs remains subject to many uncertainties, including price, side effects and the existence of competing drugs. These factors, which are outside of Synthetech’s control, affect the level of demand for the drug itself and, therefore, the demand for Synthetech’s products. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes that may not include Synthetech’s products as an intermediate.  In recent years, the international fine chemicals industry has been marked by overcapacity and a resulting downward pressure on pricing.  While downward pressure on pricing remains persistent, the demand side in the industry has improved.  To the extent we are able to enter into longer-term, significant or large-scale orders with customers, we expect increased competition to supply these products.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $217,000 at June 30, 2008, compared to $1.1 million at March 31, 2008.

At June 30, 2008, Synthetech reported working capital of $5.0 million, compared to $4.4 million at March 31, 2008.  The $531,000 increase in working capital was primarily the result of net income for the three month period of $295,000, non-cash charges for depreciation of $123,000 and for stock based compensation of $18,000 and net additions to long-term debt of $431,000, partially offset by capital expenditures of $336,000.

In March 2008, Synthetech renewed its credit facility with a finance company, which is collateralized by a lien on all of our assets and provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at a fluctuating rate equal to the prime rate plus 3%.

The annual fee for the credit facility is $20,000. The credit facility has a minimum monthly fee of $2,500 which is reduced by interest charges.  The credit facility contains no financial covenants and is scheduled to expire on June 15, 2009.  As of June 30, 2008, Synthetech had $378,000 in borrowings outstanding under the credit facility.

On May 5, 2008, Synthetech entered into a promissory note under which the Company borrowed $550,000 from a finance company.  The note matures on May 5, 2011, with 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008.  A balloon payment of $220,000 is due on maturity.  The note will bear interest at the prime rate plus 3.0%.  At the closing of the loan, Synthetech paid a $5,500 loan fee.  On May 6, 2009 and 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the note.  The note contains no financial covenants and is collateralized by a lien on all of our assets.  The proceeds from the note are designated for capital expansion projects expected to be completed during the second quarter of fiscal 2009.  As of June 30, 2008, Synthetech had $541,000 in borrowings outstanding under the promissory note.

We utilized cash in our operating activities of $422,000 in the first three months of fiscal 2009, compared to cash generated in operating activities of $517,000 in the first three months of fiscal 2008.

In the first three months of fiscal 2009, net income of $295,000, and non-cash charges for depreciation and stock-based compensation expense of $123,000 and $18,000, respectively, contributed $436,000 to cash used in operating activities.  Accounts receivable increased $237,000 to $2.7 million at June 30, 2008, from $2.5 million at March 31, 2008, primarily due to the timing and level of shipments between the two quarters.  On increased sales, inventory decreased $214,000 to $4.1 million at June 30, 2008, from $4.3 million at March 31, 2008.  Primarily as a result of the amortization of insurance premiums and property taxes, prepaid expenses decreased $89,000 to $249,000 at June 30, 2008, from $338,000 at March 31, 2008.  Accounts payable increased $67,000 to $1.4 million at June 30, 2008, from $1.3 million at March 31, 2008.  Accrued compensation, which is primarily composed of accrued vacation pay and employee sales and marketing bonuses increased $29,000 to $353,000 at June 30, 2008, from $324,000 at March 31, 2008.  Deferred revenue decreased $1.0 million to $-0- at June 30, 2008, reflecting the application of advance payments on customer shipments.  Other accrued liabilities decreased $16,000 to $19,000 at June 30, 2008, from $35,000 at March 31, 2008.

Cash used in investing activities for the first three months of fiscal 2009 was $336,000 compared to cash used in investing activities of $139,000 in the first three months of fiscal 2008.  Synthetech utilized $336,000 for capital expenditures during the first three months of fiscal 2009, compared to $139,000 during the first three months of fiscal 2008.  Synthetech expects to incur a total of approximately $1.3 million of capital expenditures in fiscal 2009.  As discussed above, Synthetech has entered into a promissory note in the amount of $550,000 intended to finance a portion of its fiscal 2009 capital expenditures.  Synthetech may finance the remaining capital expenditures from cash on hand or any internal cash flow or may seek debt or lease financing for some or all of its remaining fiscal 2009 capital expenditures.

Cash used in financing activities for the first three months of fiscal 2009 was $87,000, compared to cash used in financing activities of $294,000 in the first three months of fiscal 2008.  During the first three months of fiscal 2009 Synthetech had net repayments of $527,000 on its line of credit compared to net repayments of $188,000 in the first three months of fiscal 2008.  As discussed above, in May 2008, Synthetech borrowed $550,000 pursuant to a long-term promissory note.  Principal payments under its long-term debt obligations and notes payable totaled $110,000 during the first three months of fiscal 2009, compared to $106,000 during the comparable period of fiscal 2008.

Cash and cash equivalents decreased $845,000 during the first three months of fiscal 2009, to $217,000 at June 30, 2008, from $1.1 million at March 31, 2008.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts during the three months ended June 30, 2008.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

Item 4.    Controls and Procedures

Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934.  In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our principal executive officer and the principal financial officer concluded that Synthetech’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the first quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Maurice Walker v. Synthetech, Inc., United States District Court for the District of Oregon, Case No. 6:08-CV-6191-AA. On June 26, 2008, Maurice Walker filed suit against Synthetech alleging employment discrimination based on race and retaliation, and wrongful termination.  The lawsuit seeks $500,000 in compensatory damages, $500,000 in punitive damages, back pay and pay in lieu of reinstatement plus interest in an amount to be determined, and various fees and costs.  Mr. Walker's employment with Synthetech was terminated on September 26, 2007.  Synthetech disputes the allegations of Mr. Walker's lawsuit and intends to defend vigorously against the complaint.  The case is in the early stages of discovery.  Synthetech has notified its insurance carrier of this claim and believes that any liability under this claim will be covered by Synthetech's liability insurance, subject to a $25,000 deductible.  Synthetech does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position or results of operations.

Item 1A.    Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing Synthetech.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and operating results.

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

SYNTHETECH, INC.
(Registrant)

Date: August 6, 2008	By:	/s/ Gregory R. Hahn
Gregory R. Hahn
President and Chief Executive Officer

Date: August 6, 2008	By:	/s/ Gary A. Weber
Gary A. Weber
Vice President Finance and
Chief Financial Officer