Form 10-K/A
period 2008-03-31
SYNTHETECH INC
filed 2008-08-26
CIK 749290

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  [   ]    NO  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  [   ]    NO  [X]

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  [   ]    NO  [X]

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant, computed by reference to the last sales price ($0.77) as reported by the Over-the-Counter Bulletin Boards, as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2007), was $10,174,128.

As of June 6, 2008, there were 14,631,614 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

Synthetech, Inc. is filing this Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as initially filed with the Securities and Exchange Commission on June 9, 2008.  The purpose of this Amendment is to correct and re-file the officers' certifications contained in Exhibits 31.1 and 31.2 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, because certain information not previously required to be included in Synthetech's officers' certifications was inadvertently omitted.  No other changes are being made to the Annual Report on Form 10-K for fiscal 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHETECH, INC.

Date: August 26, 2008	By:	/s/ Gregory R. Hahn
Gregory R. Hahn
President and Chief Executive Officer