Form 10-Q
period 2008-09-30
SYNTHETECH INC
filed 2008-11-14
CIK 749290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Yes                       No        X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class: Common Stock, $0.001 par value
Shares outstanding as of November 10, 2008:  14,648,614

SYNTHETECH, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	September 30,	March 31,
	2008	2008

Assets

Current Assets:
Cash and cash equivalents	$128,000	$1,062,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,421,000	2,460,000
Inventories	4,870,000	4,340,000
Prepaid expenses	113,000	338,000

Total Current Assets	7,532,000	8,200,000

Property, Plant and Equipment, net	4,339,000	3,911,000

Total Assets	$11,871,000	$12,111,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	September 30,	March 31,
	2008	2008
Liabilities and Shareholders’ Equity

Current Liabilities:
Line of credit	$1,508,000	$905,000
Current portion of long-term debt	110,000	-
Note Payable	-	135,000
Accounts payable	1,135,000	1,349,000
Accrued compensation	366,000	324,000
Deferred revenue	-	1,004,000
Other accrued liabilities	23,000	35,000

Total Current Liabilities	3,142,000	3,752,000

Long-term debt	403,000	-

Total Liabilities	3,545,000	3,752,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,647,000 and14,632,000 shares	15,000	15,000
Paid-in capital	9,417,000	9,378,000
Retained deficit	(1,106,000)	(1,034,000)

Total Shareholders' Equity	8,326,000	8,359,000

Total Liabilities and Shareholders' Equity	$11,871,000	$12,111,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$3,291,000	$2,981,000	$8,208,000	$7,153,000
Cost of revenue	2,649,000	2,838,000	6,277,000	5,821,000

Gross income	642,000	143,000	1,931,000	1,332,000

Research and development	335,000	346,000	632,000	674,000
Selling, general and administrative	640,000	638,000	1,318,000	1,363,000

Total operating expenses	975,000	984,000	1,950,000	2,037,000

Operating loss	(333,000)	(841,000)	(19,000)	(705,000)

Interest income	-	3,000	5,000	12,000
Interest expense	(34,000)	(23,000)	(58,000)	(49,000)

Loss before income taxes	(367,000)	(861,000)	(72,000)	(742,000)

Income tax benefit	-	-	-	-

Net loss	$(367,000)	$(861,000)	$(72,000)	$(742,000)

Net loss per common share:
Basic and diluted loss per share	$(0.03)	$(0.06)	$(0.00)	$(0.05)
Weighted average shares outstanding:

Basic	14,635,201	14,561,339	14,633,417	14,553,936
Diluted	14,635,201	14,561,339	14,633,417	14,553,936

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Six Months Ended September 30,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,000)	$(742,000)
Adjustments to reconcile net loss to
net cash provided by (used in) operating activities:
Depreciation expense	250,000	236,000
Loss on retirement of equipment	-	16,000
Stock-based compensation expense	35,000	126,000

(Increase) decrease in assets:
Accounts receivable, net	39,000	974,000
Inventories	(530,000)	627,000
Prepaid expenses	225,000	253,000

Increase (decrease) in liabilities:
Accounts payable	(214,000)	378,000
Accrued compensation	42,000	45,000
Accrued termination benefits	-	(107,000)
Deferred revenue	(1,004,000)	(43,000)
Other accrued liabilities	(12,000)	13,000
Cash Provided By (Used In) Operating Activities	(1,241,000)	1,776,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(678,000)	(543,000)
Cash Used In Investing Activities	(678,000)	(543,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) line of credit	603,000	(623,000)
Borrowings under long-term debt obligations	550,000
Principal payments under long-term debt obligations	(37,000)	-
Repayment of note payable	(135,000)	(132,000)
Proceeds from exercise of stock options	4,000	7,000
Cash Provided By (Used In) Financing Activities	985,000	(748,000)

Increase (Decrease) in Cash and Cash Equivalents	(934,000)	485,000

Cash and Cash Equivalents at Beginning of Period	1,062,000	259,000

Cash and Cash Equivalents at End of Period	$128,000	$744,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of September 30, 2008 and for the three month period ended September 30, 2008 is unaudited)

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

Cash and cash equivalents consist of the following:

	September 30,	March 31,
	2008	2008

Cash	$7,000	$920,000
Cash equivalents	121,000	142,000
	$128,000	$1,062,000

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivable and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of September 30, 2008 and March 31, 2008 was $15,000.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major pharmaceutical, emerging biopharmaceutical and contract drug synthesis companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At September 30, 2008, four customers had accounts receivable balances of 23%, 21%, 14% and 11% of total accounts receivable.  At March 31, 2008, four customers had accounts receivable balances of 25%, 15%, 14% and 10% of total accounts receivable.  During the first half of fiscal 2009, sales to two customers, each exceeding 10% of revenue for the six month period, accounted for approximately 30% of Synthetech’s revenue.  During the first half of fiscal 2008, sales to three customers, each exceeding 10% of revenue for the six month period, accounted for approximately 38% of Synthetech’s revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech. Revenue from emerging pharmaceutical or biotechnology companies could be adversely impacted if these customers are unable to obtain necessary additional funding from the financial markets.

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

Income Taxes:  Synthetech accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carryforwards.  Synthetech evaluates its deferred tax assets on a regular basis to determine if a valuation allowance is required.  To the extent it is determined the recoverability of the deferred tax assets is unlikely, Synthetech records a valuation allowance against deferred tax assets.

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

Stock-Based Compensation:  Stock-based compensation expense for all stock-based compensation awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment”.  Synthetech recognizes these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of one to five years for stock options.

Please refer to Note J to these condensed financial statements for a further discussion of stock-based compensation.

NOTE C.    NET LOSS PER SHARE

Basic and diluted loss per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  The weighted average shares used to compute diluted loss per share did not differ from the weighted average shares used to compute basic loss per share. The following common stock equivalents were excluded from the dilutive loss per share computation because their effect would have been anti-dilutive:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Common stock options outstanding	1,926,567	2,299,100	1,926,567	2,299,100
Less common stock options used in
calculating diluted loss per share	-	-	-	-
Common stock options not used in
calculating diluted loss per share	1,926,567	2,299,100	1,926,567	2,299,100

The shares used in the computation of Synthetech’s basic and diluted loss  per share are as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
Weighted average shares outstanding:	2008	2007	2008	2007

Basic	14,635,201	14,561,339	14,633,417	14,553,936
Dilutive effect of stock options	-	-	-	--
Diluted	14,635,201	14,561,339	14,633,417	14,553,936

NOTE D.    STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007

Interest	$34,000	$23,000	$58,000	$49,000

NOTE E.    INVENTORIES

The major components of inventories, net of reserves, are as follows:

	September 30,	March 31,
	2008	2008

Finished products	$2,015,000	$1,678,000
Work in process	1,173,000	902,000
Raw materials	1,682,000	1,760,000
	$4,870,000	$4,340,000

NOTE F.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	September 30,	March 31,
	In Years	2008	2008
Land		$241,000	$241,000
Buildings	15 – 40	1,617,000	1,617,000
Machinery and equipment	5 – 17	2,964,000	2,660,000
Laboratory equipment	5 – 17	1,441,000	1,323,000
Furniture and fixtures	3 – 5	114,000	99,000
Construction in process		254,000	13,000
		6,631,000	5,953,000

Less:
Accumulated depreciation		(2,292,000)	(2,042,000)

		$4,339,000	$3,911,000

NOTE G.    LINE OF CREDIT

During November 2008, Synthetech amended its line of credit facility with its current lender.  Under the amended facility, the interest rate was increased from the prime rate plus 3% to the prime rate plus 5%, or 9%, whichever is higher, the maturity date of the credit facility was extended from June 15, 2009 to September 15, 2010, and the borrowing base formula was changed.  For more information regarding the amended credit facility, please refer to Note M to these condensed financial statements.

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest was payable at the prime rate plus 3%.  Effective November 1, 2008, interest is payable at the prime rate plus 5%, or 9%, whichever is higher.  The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  The facility contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  The amount outstanding under the facility as of September 30, 2008 was $1,508,000.

NOTE H.    LONG-TERM DEBT

During November 2008, Synthetech entered into a term loan facility under which it borrowed $500,000 from the same finance company that provided Synthetech's line of credit facility.  Also during November 2008, Synthetech amended its other outstanding term loan facility with the same lender.  Under the amended term loan facility, the rate of interest was increased from the prime rate plus 3% to the prime rate plus 4%, or 8%, whichever is higher; no other terms of the agreement were changed.  For further information regarding the terms of Synthetech’s new and modified term loan facilities, please refer to Note M to these condensed financial statements.

On May 5, 2008, Synthetech entered into a term loan facility under which it borrowed $550,000 from the same finance company that provided Synthetech's line of credit facility.  The loan matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  As of September 30, 2008, the loan bore interest at the prime rate plus 3%.  As discussed above, the rate has since been revised to the prime rate plus 4% or 8%, whichever is higher.  On May 6, 2009 and 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  The loan contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.

Scheduled long-term debt principal repayments under the May 5, 2008 term loan facility are as follows:

Fiscal 2009 (second half)	$55,000
Fiscal 2010	110,000
Fiscal 2011	110,000
Fiscal 2012	238,000
$513,000

NOTE I.    SHAREHOLDERS' EQUITY

Amended and Restated Shareholders Rights Agreement

In July 1998, Synthetech adopted a Shareholder Rights Plan (the “Original Rights Agreement”).  Under the Original Rights Agreement, Synthetech declared a dividend of one common share purchase right (a "Right") for each share of common stock outstanding at the close of business on August 4, 1998.  The Rights are attached to, and automatically trade with, the outstanding shares of Synthetech’s common stock.  In July 2008, Synthetech adopted an Amended and Restated Shareholder Rights Agreement (the “Current Rights Agreement”).  The Current Rights Agreement extends the Rights' expiration date and adjusts the purchase price from $30.00 to $2.00 per share, subject to adjustment.  If any person or group other than Synthetech, a Synthetech subsidiary or a Synthetech employee benefit plan acquires 15% or more of Synthetech's common stock, then that person or group's Rights will be void and proper provision will be made so that every other Right holder will have the right to receive upon exercise an amount of Synthetech common stock with a market value twice that of the Right exercise price.  In addition, if Synthetech is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has acquired 15% or more of Synthetech's common stock, then proper provision will be made so that each Right holder will have the right to receive, upon the exercise of its rights at the then current Right exercise price, an amount of common stock of the acquiring company that at the time of such a transaction will have a market value twice that of the Right exercise price.  Synthetech may redeem the Rights at a price of $0.0001 per Right at any time prior to the earlier of (i) the expiration of the Rights in August 2018 or (ii) a certain amount of time after a person or group has begun to acquire or announced that it plans to acquire 15% or more of the outstanding shares of Synthetech common stock..  Until a Rights holder exercises its Rights, the Rights holder does not have rights as a shareholder of Synthetech, including, without limitation, voting or distribution rights.

NOTE J.    EMPLOYEE STOCK BENEFITS

Description of the Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of Synthetech’s common stock on the date of grant.  Employee options generally vest one-third on the date of grant and in equal annual installments between the date of grant and the subsequent two years. On occasion, individual options may have different vesting terms.  Board of Director Options, vest ratably over the five succeeding years from the date of grant.  All options expire no later than ten years from the date of grant.  As of September 30, 2008, 740,850 shares were available for issuance under the 2005 Plan.

On November 13, 2008, the Compensation Committee of the Board of Directors awarded key employees options to purchase an aggregate of 450,000 shares of Synthetech common stock. The options were awarded at $0.50 per share, the market price of Synthetech common stock on the date of grant.  The incentive stock options were issued as part of the 2005 Plan.  One-third of these options vested on the first anniversary of the grant date; one-third will vest on the second anniversary; the remaining one-third will vest on the third anniversary of the date of grant.  On November 13, 2008, the Compensation Committee awarded a key employee the option to purchase 45,000 shares of Synthetech common stock pursuant to the terms of an employment agreement.

The options were awarded at $0.50 per share, the market price of Synthetech common stock on the date of grant.  The incentive stock options were issued as part of the 2005 Plan.  One-third of these options vested on each of the date of grant and the first anniversary of the grant date; the remaining one-third will vest on the second anniversary of the date of grant.

Additionally, on November 13, 2008, the Compensation Committee revised the non-employee Board of Director’s compensation policy as it relates to stock-based compensation.  Pursuant to the prior policy, members of the Board of Directors receive a grant of 15,000 shares once every five years, which vest 3,000 shares per year, over five years.  The Compensation Committee has modified this policy to increase the standard five-year award to nonemployee Directors from 15,000 options to 37,500 options.  The initial adjustment to the compensation policy was designed to increase each non-employee Director’s annual vesting to 7,500 shares from the present 3,000 shares.  Consequently, on November 13, 2008, the Compensation Committee of the Board of Directors awarded nonemployee Directors 186,000 options to purchase Synthetech’s common stock.  The options were awarded at $0.50 per share, the market price of Synthetech’s common stock on the date of grant.  The nonqualified stock options were issued as part of the 2005 Plan.

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

Other Stock Grants
On April 17, 2007, the Compensation Committee of the Board of Directors awarded key employees 525,000 options to purchase Synthetech’s common stock. The options were awarded at $0.87 per share, the market price of Synthetech common stock on the date of grant.  The nonqualified stock options were not issued as part of the 2005 Plan and Synthetech has registered the underlying shares under the Securities Act of 1933.  One-third of these options vested on each of the date of grant and the first anniversary of the grant date; the remaining one-third will vest on the second anniversary of the date of grant.  As of September 30, 2008, 95,833 of these options had been forfeited due to the termination of the employee option holders and are not available for reissuance.

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the quarter ended September 30, 2008 is presented below:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	Of	Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
Options outstanding, April 1, 2008	2,004,067	$1.07	6.0
Granted	-	-
Exercised	(15,000)	$0.29
Forfeited	(62,500)	$1.55
Options outstanding, September 30, 2008	1,926,567	$1.06	6.2	$283,000

Options exercisable, September 30, 2008	1,754,074	$1.09	6.0	$275,000

No options were granted during the first half of fiscal 2009.  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the quarter ended September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on September 30, 2008.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of September 30, 2008, $52,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 0.8 years.

The weighted-average fair value of stock options was determined utilizing the assumptions below:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Expected price volatility	-	55%	-	50%
Risk-free interest rate	-	4.96%	-	4.96%
Expected term in years	-	10	-	6.1
Dividend yield	-	-	-	-
Weighted average grant date fair value	-	$0.75	-	$0.48

Stock-based compensation expense was allocated as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Stock-based compensation expense:
Cost of revenue	$2,000	$4,000	$5,000	$28,000
Operating expenses	15,000	20,000	30,000	98,000
Stock-based compensation expense
before income taxes	17,000	24,000	35,000	126,000
Income tax benefit	-	-	-	-
Total stock-based compensation
expense after income taxes	$17,000	$24,000	$35,000	$126,000

NOTE K.    RELATED PERSON TRANSACTIONS

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts.  Aggregate expenses incurred by Synthetech under this arrangement during the first half of fiscal 2009 and 2008 approximated $-0- and $1,000, respectively.

NOTE L.    LIQUIDITY

During fiscal 2008, Synthetech incurred a net loss of $1.2 million, or $0.08 per share, and working capital decreased $1.1 million to $4.4 million at March 31, 2008.  During the first half of fiscal 2009, Synthetech incurred a net loss of $72,000, or $0.00 per share, and working capital decreased $58,000 to $4.4 million at September 30, 2008.  As discussed in Note M below, on November 5, 2008 Synthetech borrowed $500,000 pursuant to a promissory note and extended the maturity of its line of credit from June 15, 2009 to September 15, 2010.

Management believes that Synthetech’s existing cash and cash equivalents, anticipated availability under its credit facility, any funds generated from operations and a customer commitment to make certain advances to fund a large order as discussed in the attached Management Discussion and Analysis section of this Report on Form 10-Q, will be sufficient to support operations for the next twelve months.  Customer advances to assist with the funding of large projects are customary in Synthetech’s industry. A customer’s unwillingness to fund an advance for a large project would adversely impact Synthetech’s ability to participate in the project.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the credit facility or from any funds generated from operations will be sufficient to satisfy Synthetech’s liquidity requirements.

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

NOTE  M.    SUBSEQUENT EVENT – FINANCING ARRANGEMENTS

On November 5, 2008, Synthetech entered into the following financing arrangements with the same finance company:

●
Synthetech amended its credit facility to: extend the maturity of the facility from June 15, 2009 to September 15, 2010; increase the rate of interest on the facility from the prime rate plus 3% to prime plus 5%, or 9%, whichever is higher; and change the borrowing base.

●
Synthetech amended its outstanding term loan facility to increase the interest rate from the prime rate plus 3% to prime plus 4%, or 8%, whichever is higher.  No other changes were made to this promissory note.

●
Synthetech entered into a term loan facility under which it borrowed $500,000.  The loan matures in December 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on December 1, 2008, with a balloon payment of $200,000 due on maturity.  The loan bears interest at the prime rate plus 5%, or 9%, whichever is higher.  At the closing of the loan, Synthetech paid a $15,000 loan fee.  The term loan facility contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our future performance and operating results; whether our cash and cash equivalents, borrowing capacity, any internally-generated funds and any customer advances will be adequate to operate our business; expected revenue from and shipping dates for customer orders; recurrence of large-scale projects; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the timing and amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; potential period-to-period revenue or expense fluctuations; our limited financial and other resources, including cash and cash equivalents; our potential failure to generate positive cash flow from operations, higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards; and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements to reflect events or circumstances that may occur or arise after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW
Synthetech, Inc., based in Albany, Oregon, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  We develop and manufacture amino acid derivatives, specialty amino acids, peptide fragments, proprietary custom chiral intermediates and specialty resins, primarily for the pharmaceutical industry.  Synthetech produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations.  Our products support the development and manufacture of therapeutic peptides and peptidomimetic (peptide-like) small molecule drugs from early stages of a customer’s clinical development through market launch and into commercial production.  Synthetech’s products also support the production of chemically-based medical devices.  Synthetech’s domestic and international customer base includes major pharmaceutical, contract drug synthesis, emerging biotechnology (virtual pharmaceutical) and medical device companies.  We also supply catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms.

Financial Results
Synthetech reported revenue of $3.3 million for the second quarter of fiscal 2009.  Related gross income was $642,000, or 20% of revenue, and the net loss was $367,000, or $0.03 per share.  Revenue for the first six months of fiscal 2009 was $8.2 million, related gross income was $1.9 million, or 24% of revenue, and net loss was $72,000, or $-0- per share.  Gross loss for the first six months of fiscal 2009 was unfavorably impacted by a cost structure designed to support a higher base of revenue and by: lower than normal margins on certain products which encountered production difficulties in the prior fiscal year; higher than average raw material costs on certain projects; and an increase in the weighting of material purchased for direct resell which average lower margins than internally produced products.

Market Overview
Synthetech’s revenue has benefited from the improvement in the fine chemicals market.  Custom projects have increased significantly over the last few years.  We believe that Synthetech has been able to capitalize on new revenue opportunities because of our proprietary technology positions in both amino acid chemistry and multi-step chiral organic synthetic chemistry. In addition, several large multi-national pharmaceutical companies have made a strategic decision to outsource more of their manufacturing requirements. We believe we are well positioned to compete for these new opportunities because of our long association with the pharmaceutical industry, large-scale domestic manufacturing facility, and experienced chemists and research and development group.

We have increasingly targeted rapidly expanding market opportunities at biopharmaceutical and medical device companies. This growth opportunity is being driven in large part by the need of large pharmaceutical companies to develop new drugs. A number of block-buster drugs will lose patent protection and become generic over the next five years, and large pharmaceutical companies are seeking to offset the impact of this development with increased internal drug development efforts augmented by the in-licensing of promising new drug candidates from emerging pharmaceutical companies. Most biopharmaceutical companies have limited manufacturing expertise, which we believe provides a company like Synthetech with additional market opportunities.

Business Conditions
Synthetech’s order backlog as of September 30, 2008 and 2007 was approximately $5.7 million and $3.4 million, respectively.  We expect that a majority of the September 30, 2008 backlog will ship during the third quarter of fiscal 2009 and substantially all of the remainder is scheduled to ship during the fourth quarter of fiscal 2009.  In October 2008, we received an order from the domestic subsidiary of a major Western European pharmaceutical company for $1.3 million.  This order is scheduled to ship during the second and third quarters of fiscal 2010.  In November 2008, we also received an order from a major Western European pharmaceutical company for $5.4 million, we expect that this order will ship during the fourth quarter of fiscal 2009. The customer intends to advance certain funds to support this large order.  The domestic and Western European drug development market currently is very active.  Synthetech has commercial relationships with a variety of Western European pharmaceutical companies.  The existing favorable exchange rate for Euros relative to US Dollars appears to have generated further interest from Western European customers in Synthetech’s capabilities and products.

Our primary competition is from a variety of fine chemical companies headquartered in Western Europe.  We also continue to encounter competition, primarily for more basic products, from developing countries such as South Korea, India and China that have substantially lower cost structures.  This trend has resulted in pricing pressures in the United States and is affecting our ability to maintain historical margins and to retain and attract business for some of our products.

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

Percentage of Revenue

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	80.5	95.2	76.5	81.4

Gross income	19.5	4.8	23.5	18.6

Research and development	10.2	11.6	7.7	9.4
Selling, general and administrative	19.4	21.4	16.0	19.1

Total operating expenses	29.6	33.0	23.7	28.5

Operating loss	(10.1)	(28.2)	(0.2)	(9.9)

Interest income	0.0	0.1	0.0	0.2
Interest expense	(1.0)	(0.8)	(0.7)	(0.7)

Loss before income taxes	(11.1)	(28.9)	(0.9)	(10.4)

Income tax benefit	-	-	-	-

Net loss	(11.1)%	(28.9)%	(0.9)%	(10.4)%

Revenue

Revenue of $3.3 million for the second quarter of fiscal 2009 increased by $310,000, or 10%, from revenue of $3.0 million for the second quarter of fiscal 2008.  Revenue of $8.2 million for the first six months of fiscal 2009 increased by $1.1 million, or 15%, from $7.2 million for the first half of fiscal 2008.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue.  Revenue earned from five large-scale projects was $1.3 million during the second quarter of fiscal 2009.  Three large-scale projects contributed $1.1 million to revenue during the second quarter of fiscal 2008.  During the first six months of fiscal 2009, seven large-scale projects contributed $3.7 million to revenue, compared to four large-scale projects contributing $3.4 million during the comparable period of fiscal 2008.  Large-scale project revenue for the first six months of fiscal 2009 includes $627,000 in revenue in support of two medical device projects.

The market environment for smaller customer projects continues to be active.  While generally individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.  Synthetech’s large-scale projects typically originate from our portfolio of successful small-scale, early-stage drug development projects.

International sales, mainly to Europe, were $1.1 million and $4.0 million in the second quarter and first six months of fiscal 2009, respectively, compared to $1.3 million and $3.3 million in the second quarter and first six months of fiscal 2008, respectively.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income

Gross income for the second quarter of fiscal 2009 increased $499,000, to $642,000, or 20% of revenue, compared to gross income of $143,000, or 5% of revenue, for the second quarter of fiscal 2008.  Gross income for the first six months of fiscal 2009 increased $599,000, to $1.9 million, or 24% of revenue, compared to gross income of $1.3 million, or 19% of revenue, for the first six months of fiscal 2008.  The increase in gross income between the respective periods was primarily the result of the increase in sales between the corresponding periods of fiscal 2009 and 2008.  Additionally, compared to their respective periods in fiscal 2008, fiscal 2009 charges for impaired inventory decreased, partially offset by continued increases in manufacturing costs, as each such factor is discussed in more detail below.  Gross income for the first six months of fiscal 2009 was unfavorably impacted by a cost structure designed to support a higher base of revenue and by: lower than normal margins on certain products which encountered production difficulties in the prior fiscal year; higher than average raw material costs on certain projects; and an increase in the weighting of material purchased for direct resell which average lower margins than internally produced products.

Manufacturing department costs incurred during the second quarter and first six months of fiscal 2009 increased $175,000 and $355,000, respectively, compared to the comparable periods of fiscal 2008.  Variable operating costs such as labor and supplies increased between the respective periods as a result of both cost increases and increased production activity.  In response to production difficulties, in May 2008 Synthetech engaged a manufacturing consultant with a background in amino acid and peptide chemistries.  Related consulting fees and costs for the second quarter and first six months of fiscal 2009 were $40,000 and $55,000, respectively. Effective, October 1, 2008, Synthetech hired Dr. Frederick Farkas as its new Director of Production.  Going forward, it is expected that costs for manufacturing consulting will cease or reduce significantly, these savings will be offset by costs associated with the hiring of Dr. Farkas.  Maintenance costs for the second quarter of fiscal 2009 were stable compared to the second quarter of fiscal 2008.  Maintenance costs for the first half of fiscal 2009 increased $53,000 compared to the first half of fiscal 2008.

Gross income for the second quarter and first six months of fiscal 2009 reflect charges for impaired inventory of $164,000 and $355,000, respectively.  Gross income for the second quarter and first six months of fiscal 2008 reflect charges for impaired inventory of $385,000 and $514,000, respectively.  The above charges for impaired inventory for the first six months of fiscal 2009 and 2008 include unfavorable inventory adjustments of $40,000 and $197,000, respectfully, relating to inventory held in support of specific customer drug development projects which have been discontinued or curtailed for a significant period of time.

Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off.  It remains difficult to rework certain materials on a cost effective basis.  Synthetech also writes offs inventory that is specific to any customer project that has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense.  Research and development (R&D) expense for the second quarter of fiscal 2009 decreased $11,000 to $335,000, or 10% of revenue, compared to $346,000, or 12% of revenue, for the second quarter of fiscal 2008.  R&D expense in the first six months of fiscal 2009 decreased $42,000 to $632,000, or 8% of revenue, compared to $674,000, or 9% of revenue, in the first six months of fiscal 2009.  The decreases in R&D expense between these periods included:

●
decreases during the second quarter and first six months of fiscal 2009 of $37,000 and $42,000, respectively, arising from increases in the amount of R&D department costs allocated to inventory for the manufacture of customer products, as described below, and

●
aggregate decreases during the second quarter and first six months of fiscal 2009 in compensation and related costs of $25,000 and $40,000, respectively, primarily composed of the transfer of an R&D chemist to the Production Department and a vacancy in a senior position, partially offset by general increases in salaries and benefits;

partially offset by:

●	increases during the second quarter and first six months of fiscal 2009 in contract research services of $28,000 and $19,000, respectively;

●	increases during the second quarter and first six months of fiscal 2009 in laboratory supplies of $14,000 and $21,000, respectively, and

●	a net increase during the second quarter of fiscal 2009 in various expenses of $9,000.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department will manufacture small-scale products for sale.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first six months of fiscal 2009 and 2008 were $100,000 and $58,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense in the second quarter of fiscal 2009 increased $2,000 to $640,000, or 19% of revenue, compared to $638,000, or 21% of revenue, in the second quarter of fiscal 2008.

The increase of $2,000 in SG&A expense between these two periods includes:

●	an increase in professional fees of $36,000, and

●	a net increase in various expenses of $17,000;

partially offset by:

●
an aggregate $51,000 decrease in compensation expense, comprised of a reduction in bonus expense of $25,000 and various decreases in compensation and related benefit costs, including a reduction in the number and related expense of senior employees.  Effective July 1, 2008, Dr. Daniel Fagan our former CEO, was replaced by Dr. Gregory Hahn, our President and new CEO.  Dr. Fagan retains his position as Chairman of the Board.

SG&A expense in the first six months of fiscal 2009 decreased $45,000 to $1.3 million, or 16% of revenue, compared to $1.4 million, or 19% of revenue, in the first six months of fiscal 2008.

The decrease of $45,000 in SG&A expense between the two six-month periods included:

●
an aggregate $82,000 decrease in compensation expense for the first six months of fiscal 2009, comprised of $55,000 of lower stock-based compensation expense, a reduction of $15,000 in bonus expense and a favorable net employer payroll tax adjustment of $12,000;

partially offset by:

●	an increase in professional fees of $23,000, and

●	a net increase in various expenses of $14,000.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Income

Interest income in the second quarter and first six months of fiscal 2009 was $-0- and $5,000, respectively, compared to $3,000 and $12,000, respectively, in the same periods in fiscal 2008.  Synthetech’s interest income is primarily derived from earnings on our cash equivalents, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Interest Expense

Interest expense in the second quarter and first six months of fiscal 2009 was $34,000 and $58,000 respectively, compared to $23,000 and $49,000, respectively, in the comparable periods of fiscal 2008.  The increase in interest expense between the periods primarily relates to borrowings on Synthetech’s line of credit and long-term debt.

Income Taxes

Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Loss

As a result of the foregoing factors, net loss for the second quarter and first six months of fiscal 2009 was $367,000 and $72,000, respectively, compared to $861,000 and $742,000, respectively, for the comparable period of fiscal 2008.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts.  The allowance for doubtful accounts as of September 30, 2008 and March 31, 2008 was $15,000.  For the quarters and six month periods ended September 30, 2008 and 2007, Synthetech’s provision for credit losses was insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

Inventories
Inventories are valued at the lower of cost or market, determined on the first-in first-out (FIFO) basis.  Costs include raw material, direct labor, applicable manufacturing overhead, and other direct costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $128,000 at September 30, 2008, compared to $1.1 million at March 31, 2008.

At September 30, 2008, Synthetech reported working capital of $4.4 million, a decrease of $58,000 from March 31, 2008.  The $58,000 decrease in working capital was primarily the result of a net loss for the six-month period of $72,000, non-cash charges for depreciation of $250,000 and for stock based compensation of $35,000, net additions to long-term debt of $403,000 and proceeds from the exercise of stock options of $4,000, partially offset by capital expenditures of $678,000.

Synthetech maintains a line of credit facility and two term loan facilities with a finance company.  None of these facilities contains financial covenants.  Liens and security interests on all of our assets collateralize our obligations under these facilities.  These credit and term loan facilities are summarized below.

Line of Credit Facility.  The line of credit facility, which was amended in November 2008 and is now scheduled to expire in September 2010, provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  The borrowing base, which was amended in November 2008, now equals the sum of (a) the lesser of $750,000 or 50% of the value of our raw materials and finished goods inventory plus (b) the lesser of $1.25 million or 85% of the value of our eligible accounts receivable.  Interest is payable at a fluctuating rate equal to the prime rate plus 5%, or 9%, whichever is higher.  The interest rate on the facility was increased by 2% with a floor of 9%, in connection with the extension of the facility through September 2010.  The annual fee for the credit facility is $20,000. The credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  As of September 30, 2008, Synthetech had $1,508,000 in borrowings outstanding under the credit facility.

Term Loan Facilities.  On November 5, 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The term loan matures in December 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on November 1, 2008, and a balloon payment of $200,000 due on maturity.  The loan bears interest at the prime rate plus 5%, or 9%, whichever is higher.  At the closing of the loan, Synthetech paid a $15,000 loan fee.  The note contains no financial covenants.  Synthetech expects to use the proceeds from the term loan to increase its present level of working capital in anticipation of larger than normal requirements for raw materials in conjunction with customer orders.

On May 5, 2008, Synthetech entered into a term loan facility under which it borrowed $550,000.  The note matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The interest rate on the note is the prime rate plus 4% or 8%, whichever is higher, which was increased by 1% with a floor of 8%, in connection with the extension of the line of credit facility described above.  On May 6, 2009 and 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  Synthetech is using the proceeds of this loan to expand its large-scale reactor capacity and to install a distillation column and equipment intended to recycle spent solvents.  The distillation column and solvent recycle projects are complete; the additional large-scale reactor is expected to be fully completed during the third quarter of fiscal 2009.  As of September 30, 2008, $513,000 was outstanding under this term loan.

We utilized cash in our operating activities of $1,241,000 in the first six months of fiscal 2009, compared to cash generated in operating activities of $1,776,000 in the first six months of fiscal 2008.

In the first six months of fiscal 2009, the net loss of $72,000, adjusted for non-cash charges for depreciation and stock-based compensation expense of $250,000 and $35,000, respectively, contributed a net $213,000 in cash provided by operating activities.  Accounts receivable decreased $39,000 to $2.4 million at September 30, 2008, from $2.5 million at March 31, 2008, primarily due to the timing and level of shipments between the two quarters.  Primarily in support of shipments scheduled to ship in October 2008, inventory increased $530,000 to $4.9 million at September 30, 2008, from $4.3 million at March 31, 2008.  Primarily as a result of the amortization of prepaid insurance premiums and property taxes, prepaid expenses decreased $225,000 to $113,000 at September 30, 2008, from $338,000 at March 31, 2008.  Accounts payable decreased $214,000 to $1.1 million at September 30, 2008, from $1.3 million at March 31, 2008.  Accrued compensation, which is primarily composed of accrued vacation pay and employee sales and marketing bonuses increased $42,000 to $366,000 at September 30, 2008, from $324,000 at March 31, 2008.  Deferred revenue decreased $1.0 million to $-0- at September 30, 2008, reflecting the application of advance payments on customer shipments.  Other accrued liabilities decreased $12,000 to $23,000 at September 30, 2008, from $35,000 at March 31, 2008.

Cash used in investing activities for the first six months of fiscal 2009 was $678,000 compared to cash used in investing activities of $543,000 in the first six months of fiscal 2008.  Synthetech utilized $678,000 for capital expenditures during the first six months of fiscal 2009, compared to $543,000 during the first six months of fiscal 2008.  Synthetech plans to incur a total of approximately $1.2 million of capital expenditures in fiscal 2009.  Some of these capital projects may be deferred until fiscal 2010 depending on the availability of sources of cash or financing to fund these projects.  As discussed above, Synthetech borrowed $550,000 under a term loan facility to finance a portion of its fiscal 2009 capital expenditures.

Cash provided by financing activities for the first six months of fiscal 2009 was $985,000, compared to cash used in financing activities of $748,000 in the first six months of fiscal 2008.  During the first six months of fiscal 2009 Synthetech had net proceeds of $603,000 under its line of credit compared to net repayments of $623,000 in the first six months of fiscal 2008.  As discussed above, in May 2008, Synthetech borrowed $550,000 pursuant to one of its term loan facilities.  Principal payments under its long-term debt obligations and notes payable totaled $172,000 during the first six months of fiscal 2009, compared to $132,000 during the comparable period of fiscal 2008.  Proceeds from the exercise of stock options were $4,000 and $7,000 during the first six months of fiscal 2009 and 2008, respectively.

As a result of the foregoing, Cash and cash equivalents decreased $934,000 during the first six months of fiscal 2009, to $128,000 at September 30, 2008, from $1.1 million at March 31, 2008.

We believe that our existing cash and cash equivalents, availability under our line of credit facility, any funds generated from operations and customer commitment to make certain advances to fund a large order will be sufficient to support our operations for the next twelve months.  Should customers fail to advance funds for large orders, Synthetech’s liquidity and revenue could be adversely affected.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under our line of credit facility or any funds generated from operations will be sufficient to satisfy our liquidity requirements.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts during the three months ended September 30, 2008.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

Item 4T.    Controls and Procedures

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

There has been no change in our internal control over financial reporting during the second quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A.    Risk Factors.

The following risk factors supplement Synthetech's risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on June 9, 2008:

The current capital and credit market conditions may adversely affect the Company’s access to capital and cost of capital.
Over the past twelve months, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, Synthetech's future cost of capital and the Company’s future access to capital could be adversely affected. Synthetech's current lender is a finance company that receives its liquidity and lending capacity from bank borrowings.  If Synthetech's lender is unable to borrow funds from its banks, then the Company's ability to continue to borrow under its line of credit with the lender or refinance its term debt if needed would be impaired.

The current economic downturn may impair the financial soundness of our customers, which could adversely affect Synthetech's business operations.
If Synthetech's customers are unsuccessful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to Synthetech.  Any inability of current and/or future customers to pay Synthetech for its products may adversely affect the Company’s earnings and cash flow.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on July 24, 2008 in Portland, Oregon.

1)    Election of Directors
All seven director nominees, including six incumbent directors, were elected, all without opposition, to serve one-year terms in office.  The results of this election were as follows:

Name of Director	For	Withheld
Paul C. Ahrens	12,964,486	239,958
Daniel T. Fagan, Ph.D.	13,098,686	105,758
Howard L. Farkas	12,902,936	301,508
Gregory R. Hahn, Ph.D.	13,098,886	105,558
Donald E. Kuhla, Ph.D.	13,099,186	105,258
Hans C. Noetzli	13,099,186	105,258
Charles B. Williams	13,029,436	175,008

2)    Ratification of Independent Auditors
The appointment of Peterson Sullivan LLP as the independent auditors for fiscal year 2009 was ratified.  The results of the shareholder vote were as follows:

	For	Against	Abstain

Appointment of Peterson Sullivan LLP as independent auditor	13,073,011	103,359	28,074

Item 5.    Other Information

Executive Compensation

On July 24, 2008, the Compensation Committee of Synthetech, Inc.’s Board of Directors approved bonus performance objectives for cash incentives for fiscal 2009 for its senior management under its Key Employee Performance Plan (KEPP). Awards under the KEPP are determined as a percentage of base salary, with payment based on achievement of certain performance objectives based on (1) health, safety and environmental, (2) business strategy, (3) customer service, (4) purchasing, (5) Sarbanes Oxley Act Compliance, (6) financial reporting, (7) meeting sales for resale projects, (8) cost improvement and controls and (9) business performance goals. Payments are calculated based on Synthetech's performance in meeting the respective objectives, and then multiplied by a weighted percentage for each objective based on the relative importance of the objective to the overall goals.  This calculation yields a bonus percentage for the objective for the applicable participant in the KEPP.  The sum of the bonus percentages for each objective is multiplied by the individual's salary percentage and the product is multiplied by the applicable fiscal 2009 salary, yielding the KEPP payout.  Weightings vary for specific objectives among participants in the KEPP, and not all business strategy objectives are applicable to each participant.

Payouts are based on the score for each individual and the applicable weighting percentage.  If Earnings Before Interest and Taxes (EBIT) is less than $450,000 then no bonuses will be awarded for the achievement of any objectives under the KEPP. Bonus maximums may be increased at the sole discretion of the Compensation Committee. Based on Synthetech's performance for the first half of fiscal 2009, it has not accrued any amounts for potential payments under the KEPP.

The estimated fiscal 2009 base salaries, ranges of potential bonuses as a percentage of base salary and the performance objectives for Synthetech's named executive officers who participate in the KEPP are as follows:

			Fiscal 2009 Target Bonus Allocation
Name and Title	Fiscal 2009 Salary	Fiscal 2009 Range of Cash Incentive as a % of Base Salary	Health, Safety and Environ-mental Objectives	Business Strategy Objectives	Cost Improvement and controls	Customer Service
Dr. Gregory R. Hahn President and Chief Executive Officer	$215,000	0 to 77%	10%	5%	N/A	15%

Dr. Daniel T. Fagan[1] Chief Executive Officer	$37,500	N/A	N/A	N/A	N/A	N/A

Gary A. Weber Vice President of Finance and Administration and Chief Financial Officer	$145,000	0 to 58%	10%	5%	N/A	N/A

Brett Reynolds Vice President of Sales and Marketing	$120,000	0 to 53%	5%	5%	N/A	N/A

Dr. Frederic Farkas* Director of Operations	$80,000	0 to 23%	15%	5%	45%	N/A

	Fiscal 2009 Target Bonus Allocation
Name and Title	Purchasing	SOX Compliance	Financial Reporting	Meet Sales for Resale Projects	Business Performance
Dr. Gregory R. Hahn President and Chief Executive Officer	N/A	N/A	N/A	N/A	70%

Dr. Daniel T. Fagan Chief Executive Officer	N/A	N/A	N/A	N/A	N/A

Gary A. Weber Vice President of Finance and Administration and Chief Financial Officer	10%	5%	5%	N/A	65%

Brett Reynolds Vice President of Sales and Marketing	N/A	N/A	N/A	5%	85%

Frederic Farkas* Director of Operations	N/A	N/A	N/A	N/A	35%

1 Dr. Fagan's term as Chief Executive Officer ended on July 1, 2008.  Dr. Fagan declined to participate in the 2009 KEPP Bonus Plan.  Dr. Fagan continues to serve as Chairman of the Board.
* Dr. Frederic Farkas joined the company on October 1, 2008.  Any payment he may be entitled to under the KEPP for fiscal 2009 performance as Director of Operations will be prorated based on the period from October 1, 2008 until March 31, 2009.

For each of the members of senior management listed above, payment of the bonus target is based on achievement of objectives during the period from April 1, 2008 to March 31, 2009 in the three primary categories listed below and further allocated based on the following subcategories and percentages, which may vary for each individual for each category; however the total for each individual adds to 100%:

Health, Safety and Environmental Objectives:		5-15%
Recordable Injuries	2-5%
Lost-Time Accidents	2-5%
Process Safety and Reportable Environmental Incident	1-5%

Business Strategy Objectives:		5-45%
Business Strategy	5%
Customer Service	15%
Cost Controls and Improvements	45%
Financial Reporting	5%
Sarbanes-Oxley 404 Compliance	5%
Purchasing	10%

Business Performance Objectives:		35-85%
Achieve Sales Target	10-50%
Achieve EBIT (earnings before interest and taxes) Target	25-55%

Dr. Joseph Murphy, Synthetech's Director of Business Development, does not participate in the KEPP but is subject to a separate sales incentive plan that pays 1.5% of eligible sales over $0.5 million for the period from September 1, 2008 to August 31, 2009. Under this plan, Dr. Murphy received a bonus of $63,986 in October 2008.

Item 6.    Exhibits

(a)           Exhibits.

Exhibit 3.1	Articles of Incorporation of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
Exhibit 3.2	Bylaws of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
Exhibit 4	Amended and Restated Rights Agreement, (incorporated by reference to Synthetech’s Current Report on Form 8-K dated July 31, 2008).
Exhibit 10.1	Summary of Key Terms of Compensation Arrangements with Synthetech, Inc. Executive Officers
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC.
(Registrant)

Date: November 13, 2008	By:	/s/ Gregory R. Hahn
Gregory R. Hahn
President and Chief Executive Officer

Date: November 13, 2008	By:	/s/ Gary A. Weber
Gary A. Weber
Vice President Finance and
Chief Financial Officer