Form 10-Q
period 2008-12-31
SYNTHETECH INC
filed 2009-02-13
CIK 749290

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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
Yes                         No        X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class: Common Stock, $0.001 par value
Shares outstanding as of February 12, 2009:  14,648,614

SYNTHETECH, INC

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

SYNTHETECH, INC.
Condensed Balance Sheets
(unaudited)

	December 31,	March 31,
	2008	2008
Assets

Current Assets:

Cash and cash equivalents	$89,000	$1,062,000
Accounts receivable, less allowance for doubtful accounts of $15,000 for both periods	3,232,000	2,460,000
Inventories	5,861,000	4,340,000
Prepaid expenses	448,000	338,000

Total Current Assets	9,630,000	8,200,000

Property, plant and equipment, net	4,459,000	3,911,000

Total Assets	$14,089,000	$12,111,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	December 31,	March 31,
	2008	2008
Liabilities and Shareholders’ Equity

Current Liabilities:

Line of credit	$1,571,000	$905,000
Current portion of long-term debt	210,000	-
Notes payable	245,000	135,000
Accounts payable	1,733,000	1,349,000
Accrued compensation	572,000	324,000
Deferred revenue	51,000	1,004,000
Other accrued liabilities	20,000	35,000

Total Current Liabilities	4,402,000	3,752,000

Long-term debt	767,000	-

Total Liabilities	5,169,000	3,752,000

Shareholder’s Equity:
Common Stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding, 14,649,000 and 14,632,000 shares	15,000	15,000
Paid-in capital	9,445,000	9,378,000
Retained deficit	(540,000)	(1,034,000)

Total Shareholders’ Equity	8,920,000	8,359,000

Total Liabilities and Shareholders’ Equity	$14,089,000	$12,111,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
Condensed Statements of Operations
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007

Revenue	$5,037,000	$2,851,000	$13,245,000	$10,004,000
Cost of revenue	3,416,000	2,449,000	9,693,000	8,270,000

Gross Income	1,621,000	402,000	3,552,000	1,734,000

Research and development	318,000	308,000	950,000	982,000
Selling, general and administrative	680,000	628,000	1,998,000	1,991,000

Total operating expenses	998,000	936,000	2,948,000	2,973,000

Operating income (loss)	623,000	(534,000)	604,000	(1,239,000)

Interest income	1,000	4,000	6,000	16,000
Interest expense	(58,000)	(15,000)	(116,000)	(64,000)

Income (loss) before income taxes	566,000	(545,000)	494,000	(1,287,000)

Income tax	-	-	-	-

Net income (loss)	$566,000	$(545,000)	$494,000	$(1,287,000)

Net income (loss) per common share:
Basic and diluted income (loss) per share	$0.04	$(0.04)	$0.03	$(0.09)

Weighted average shares outstanding:
Basic	14,648,179	14,566,614	14,638,356	14,558,178
Diluted	14,889,293	14,566,614	15,196,423	14,558,178

 The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
Condensed Statements of Cash Flows
(unaudited)

	For The Nine Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$494,000	$(1,287,000)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation expense	374,000	355,000
Loss on retirement of equipment	4,000	80,000
Stock-based compensation expense	62,000	148,000
(Increase) decrease in assets:
Accounts receivable, net	(772,000)	(61,000)
Inventories	(1,521,000)	487,000
Prepaid expenses	212,000	241,000
Increase (decrease) in liabilities:
Accounts payable	384,000	344,000
Accrued compensation	248,000	(13,000)
Accrued termination benefits	-	(124,000)
Deferred revenue	(953,000)	707,000
Other accrued liabilities	(15,000)	3,000
Cash Provided By (Used In) Operating Activities	(1,483,000)	880,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(926,000)	(634,000)
Cash Used In Investing Activities	(926,000)	(634,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) line of credit	666,000	(15,000)
Borrowings under long-term debt obligations	1,050,000	-
Principal payments under long-term debt obligations	(73,000)	-
Repayment of note payable	(212,000)	(189,000)
Proceeds from exercise of stock options	5,000	7,000
Cash Provided By (Used In) Financing Activities	1,436,000	(197,000)

Increase (Decrease) in Cash and Cash Equivalents	(973,000)	49,000

Cash and Cash Equivalents at Beginning of Period	1,062,000	259,000

Cash and Cash Equivalents at End of Period	$89,000	$308,000

Non-Cash Financing Activities:
Insurance premiums financed with notes payable	$322,000	$292,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of December 31, 2008 and for the three month and nine month periods ended December 31, 2008 are unaudited)

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

Cash and cash equivalents consist of the following:

	December 31,	March 31,
	2008	2008

Cash	$6,000	$920,000
Cash equivalents	83,000	142,000
	$89,000	$1,062,000

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivable and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of December 31, 2008 and March 31, 2008 was $15,000.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major pharmaceutical, emerging biopharmaceutical and contract drug synthesis companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At December 31, 2008, two customers had accounts receivable balances of approximately 32% and 20% of total accounts receivable.  At March 31, 2008, four customers had accounts receivable balances of 25%, 15%, 14% and 10% of total accounts receivable.  During the first nine-months of fiscal 2009, sales to three customers, each exceeding 10% of revenue for the nine-month period, accounted for approximately 42% of Synthetech’s revenue.  During the first nine months of fiscal 2008, sales to two customers, each exceeding 10% of revenue for the nine month period, accounted for approximately 29% of Synthetech’s revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech. Revenue from emerging pharmaceutical or biotechnology companies could be adversely impacted if these customers are unable to obtain necessary additional funding from the financial markets.

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

Income Taxes:  Synthetech accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carryforwards.  Synthetech evaluates its deferred tax assets on a regular basis to determine if a valuation allowance is required.  To the extent it is determined the recoverability of the deferred tax assets is unlikely, Synthetech records a valuation allowance against deferred tax assets.  No income tax benefit or expense was reported for the interim periods presented due to changes in the Company’s valuation allowance.

Revenue Recognition:  Synthetech recognizes revenue, including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers.  Shipping and handling costs are classified as part of cost of revenue.  Deferred revenue represents customer advances and is recognized into revenue consistent with Synthetech’s revenue recognition policy.

Research and Development Costs:  Research and development costs are expensed as incurred.

Comprehensive Income or Loss:  Synthetech has no material components of comprehensive income/ loss other than net income/loss.  Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.

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

NOTE C.    NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period.  Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128, "Earnings per Share."  For the three and nine month periods ended December 31, 2008, the weighted-average number of shares used to compute diluted income per share includes certain common stock equivalents.  For the three and nine month periods ended December 31, 2007, the weighted-average number of shares used to compute diluted loss per share did not differ from the weighted-average number of shares used to compute basic loss per share.  The following table shows common stock equivalents that were excluded from the dilutive loss per share computations because their effect would have been anti-dilutive:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007

Common stock options outstanding	2,605,067	2,243,700	2,605,067	2,243,700
Less common stock options used in
calculating diluted loss per share	1,316,000	-	1,318,500	-
Common stock options not used in
calculating diluted loss per share	1,289,067	2,243,700	1,286,567	2,243,700

NOTE D.    STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

Cash Paid	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2008	2007	2008	2007

Interest	$58,000	$15,000	$116,000	$64,000

NOTE E.    INVENTORIES

The major components of inventories, net of reserves, are as follows:

	December 31,	March 31,
	2008	2008

Finished products	$1,951,000	$1,678,000
Work in process	1,344,000	902,000
Raw materials	2,566,000	1,760,000
	$5,861,000	$4,340,000

NOTE F.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	December 31,	March 31,
	In Years	2008	2008
Land		$241,000	$241,000
Buildings	15 – 40	1,617,000	1,617,000
Machinery and equipment	5 – 17	3,386,000	2,660,000
Laboratory equipment	5 – 17	1,441,000	1,323,000
Furniture and fixtures	3 – 5	114,000	99,000
Construction in process		67,000	13,000
		6,866,000	5,953,000

Less:
Accumulated depreciation		(2,407,000)	(2,042,000)

		$4,459,000	$3,911,000

NOTE G.    LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at the prime rate plus 5%, or 9%, whichever is higher.  The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  The facility contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  The credit facility is scheduled to expire on September 15, 2010, which was extended from June 15, 2009.  The amount outstanding under the facility as of December 31, 2008 was $1,571,000.

NOTE H.    LONG-TERM DEBT

Synthetech has entered into term loan facilities from the same finance company that provided Synthetech’s line of credit facility.  The loans contain no financial covenants and are collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.  Terms of the loans are as follows:
  On November 5, 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The loan matures on November 5, 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on December 1, 2008, with a balloon payment of $200,000 due on maturity.  The note bears interest at the prime rate plus 5% or 9%, whichever is higher.
  On May 5, 2008, Synthetech entered into a term loan facility under which it borrowed $550,000. The loan matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The note bears interest at the prime rate plus 4% or 8%, whichever is higher.  In May 2009 and 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the loan.
Scheduled long-term debt principal repayments under the term loan facilities are as follows:

Fiscal 2009 (fourth quarter)	$53,000
Fiscal 2010	210,000
Fiscal 2011	210,000
Fiscal 2012	504,000
$977,000

NOTE I.    NOTES PAYABLE

During November and December 2008, Synthetech financed $322,000 of annual premiums for certain of its insurance policies.  As of December 31, 2008, remaining payments under two of the financings consisted of six monthly installments of $46,427, including interest at a weighted-average rate of 5.7%.  Remaining monthly payments under a third financing consists of eight monthly payments of $1,875, plus interest, at a rate of 8%. The aggregate amount outstanding under the finance agreements as of December 31, 2008 was $245,000.

NOTE J.    SHAREHOLDERS' EQUITY

Amended and Restated Shareholders Rights Agreement

In July 1998, Synthetech adopted a Shareholder Rights Plan (the Original Rights Agreement).  Under the Original Rights Agreement, Synthetech declared a dividend of one common share purchase right (each a Right) for each share of common stock outstanding at the close of business on August 4, 1998.  The Rights are attached to, and automatically trade with, the outstanding shares of Synthetech’s common stock.  In July 2008, Synthetech adopted an Amended and Restated Shareholder Rights Agreement (the Current Rights Agreement).  The Current Rights Agreement extends the Rights' expiration date and adjusts the purchase price from $30.00 to $2.00 per share, subject to adjustment.  If any person or group other than Synthetech, a Synthetech subsidiary or a Synthetech employee benefit plan acquires 15% or more of Synthetech's common stock, then that person or group's Rights will be void and proper provision will be made so that every other Rights holder will have the right to receive upon exercise an amount of Synthetech common stock with a market value twice that of the Right exercise price.  In addition, if Synthetech is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold after a person or group has acquired 15% or more of Synthetech's common stock, then proper provision will be made so that each Rights holder will have the right to receive, upon the exercise of its Rights at the then current Right exercise price, an amount of common stock of the acquiring company that at the time of such a transaction will have a market value twice that of the exercise price.  Synthetech may redeem the Rights at a price of $0.0001 per Right at any time prior to the earlier of (i) the expiration of the Rights in August 2018 or (ii) a certain amount of time after a person or group has begun to acquire or announced that it plans to acquire 15% or more of the outstanding shares of Synthetech common stock.  Until a Rights holder exercises its Rights, the Rights holder does not have rights as a shareholder of Synthetech, including, without limitation, voting or distribution rights.

NOTE K.    EMPLOYEE STOCK BENEFITS

Description of the Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of Synthetech’s common stock on the date of grant.  Employee options generally vest (a) one-third on the date of grant and in equal annual installments between the date of grant and the subsequent two years or (b) over a three year period on their annual anniversary dates. On occasion, individual options may have different vesting terms.  Options granted to non-management Directors generally vest ratably over the five succeeding years from the date of grant.  All options expire no later than ten years from the date of grant.  As of December 31, 2008, 57,850 shares were available for issuance under the 2005 Plan.

On November 13, 2008, the Compensation Committee of the Board of Directors awarded key employees options to purchase an aggregate of 452,000 shares of Synthetech common stock. The options were awarded at $0.50 per share, the market price of Synthetech common stock on the date of grant.  The incentive stock options were issued as part of the 2005 Plan.  One-third of these options will vest on each of the first three anniversaries of the grant date.  On November 13, 2008, the Compensation Committee awarded an employee an option to purchase 45,000 shares of Synthetech common stock pursuant to the terms of an employment agreement.  The options were awarded at $0.50 per share, the market price of Synthetech common stock on the date of grant.  The incentive stock options were issued as part of the 2005 Plan.  One-third of these options vested on the date of grant and an additional one-third will vest on each of the first two anniversaries of the grant date.

On November 6, 2008, the Board of Directors revised the non-employee Board of Director’s compensation policy as it relates to stock-based compensation.  Pursuant to the prior policy, members of the Board of Directors received a grant of 15,000 shares once every five years, which vested 3,000 shares per year, over five years.  The Board of Directors modified this policy to increase the standard five-year award to non-employee Directors from 15,000 options to 37,500 options.  To phase-in this transition in light of existing stock option grants made in different years to various directors, the Board of Directors approved transition grants to increase each non-employee Director’s annual vesting to 7,500 shares from the present 3,000 shares, taking into account currently outstanding and unvested grants.  Consequently, on November 13, 2008, the Compensation Committee of the Board of Directors awarded non-employee Directors an aggregate of 186,000 options to purchase Synthetech’s common stock.  The options were awarded at $0.50 per share, the market price of Synthetech’s common stock on the date of grant.  The nonqualified stock options were issued as part of the 2005 Plan.

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

Other Stock Grants
On April 17, 2007, the Compensation Committee of the Board of Directors awarded key employees options to purchase a total of 525,000 shares of Synthetech’s common stock. The exercise price of the options is $0.87 per share, the market price of Synthetech common stock on the date of grant.  The nonqualified stock options were not issued as part of the 2005 Plan and Synthetech has registered the underlying shares under the Securities Act of 1933.  One-third of these options vested on each of the date of grant and the first anniversary of the grant date; the remaining one-third will vest on the second anniversary of the date of grant.  As of December 31, 2008, 98,333 of these options had been forfeited due to the termination of the employee option holders and are not available for reissuance.

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the quarter ended December 31, 2008 is presented below:

	Number Of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding, March 31, 2008	2,004,067	$1.07	6.0
Granted	683,000	$0.50
Exercised	(17,000)	$0.30
Forfeited	(65,000)	$1.52
Options outstanding, December 31, 2008	2,605,067	$0.92	6.9	$250,000

Options exercisable, December 31, 2008	1,765,408	$1.08	5.7	$165,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the quarter ended December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on December 31, 2008.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of December 31, 2008, $197,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.8 years.

The weighted-average fair value of stock options was determined utilizing the assumptions below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007

Expected price volatility	61%	-	61%	50%
Risk-free interest rate	1.58%	-	1.58%	4.96%
Expected term in years	6.00	-	6.00	6.1
Dividend yield	-	-	-	-
Weighted average grant date fair value	$0.28	-	$0.28	$0.48

Stock-based compensation expense was allocated as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007

Stock-based compensation expense:
Cost of revenue	$18,000	$4,000	$48,000	$32,000
Operating expenses	9,000	18,000	14,000	116,000
Stock-based compensation expense
before income taxes	27,000	22,000	62,000	148,000
Income tax benefit	-	-	-	-
Total stock-based compensation
expense after income taxes	$27,000	$22,000	$62,000	$148,000

NOTE L.    RELATED PARTY TRANSACTIONS

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts.  Aggregate expenses incurred by Synthetech under this arrangement during the first nine months of fiscal 2009 and 2008 approximated $-0- and $3,000, respectively.

NOTE M.    LIQUIDITY

During fiscal 2008, Synthetech incurred a net loss of $1.2 million, or $0.08 per share, and working capital decreased $1.1 million to $4.4 million at March 31, 2008.  During the first nine months of fiscal 2009, Synthetech reported net income of $494,000, or $0.03 per share, and working capital increased $780,000 to $5.2 million at December 31, 2008.  As discussed in Notes G and H above, on November 5, 2008 Synthetech borrowed $500,000 pursuant to a promissory note and extended the maturity of its line of credit from June 15, 2009 to September 15, 2010.

Management believes that Synthetech’s existing cash and cash equivalents, anticipated availability under its credit facility, any funds generated from operations and a customer’s advance of $2.0 million in January 2009 (to fund a large order as discussed in Item 2 "Management Discussion and Analysis" of this Report on Form 10-Q), will be sufficient to support operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the credit facility or from any funds generated from operations or from other sources will be sufficient to satisfy Synthetech’s liquidity requirements.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our future performance and operating results; whether our cash and cash equivalents, borrowing capacity, any internally-generated funds and any customer advances will be adequate to continue to operate our business; expected revenue from and shipping dates for customer orders; recurrence of large-scale projects; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the timing and amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; potential period-to-period revenue or expense fluctuations; our limited financial and other resources, including cash and cash equivalents; our potential failure to generate positive cash flow from operations, higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations; potential inability to obtain cash advances from customers for significant projects; current capital and credit market conditions, which may adversely affect our access to capital and the cost of capital; the current economic downturn, which may impair purchases by our customers or the ability of our customers to pay for our products; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards; and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements to reflect events or circumstances that may occur or arise after the date hereof or to reflect the occurrence of unanticipated events.

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

Financial Results
Synthetech reported revenue of $5.0 million for the third quarter of fiscal 2009.  Related gross income was $1.6 million, or 32% of revenue, and net income was $566,000, or $0.04 per share.  Revenue for the first nine months of fiscal 2009 was $13.2 million, related gross income was $3.6 million, or 27% of revenue, and net income was $494,000, or $0.03 per share.  Gross income for the third quarter of fiscal 2009 was favorably impacted by sufficient revenue to cover fixed costs, a favorable product mix and production efficiencies.  For the third quarter and first nine months of fiscal 2009, cost of revenue and operating expenses included $70,000 and $130,000, respectively, of accrued non-sales related employee incentives; there were no non-sales related employee incentives recorded in fiscal 2008.

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

Business Conditions
Synthetech’s order backlog as of December 31, 2008 and 2007 was approximately $10.1 million and $6.5 million, respectively.  We expect that a majority of the December 31, 2008 backlog will ship during the fourth quarter of fiscal 2009.  The domestic and Western European drug development market is currently very active.  Synthetech has commercial relationships with a variety of Western European pharmaceutical companies.  The existing favorable exchange rate of the  Euro relative to the US Dollar appears to have generated further interest from Western European customers in Synthetech’s capabilities and products.

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

Percentage of Revenue

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	67.8	85.9	73.2	82.7

Gross income	32.2	14.1	26.8	17.3

Research and development	6.3	10.8	7.2	9.8
Selling, general and administrative	13.5	22.0	15.1	19.9

Total operating expenses	19.8	32.8	22.3	29.7

Operating income (loss)	12.4	(18.7)	4.5	(12.4)

Interest income	0.0	0.1	0.0	0.1
Interest expense	(1.2)	(0.5)	(0.8)	(0.6)

Income (loss) before income taxes	11.2	(19.1)	3.7	(12.9)

Income tax	-	-	-	-

Net income (loss)	11.2%	(19.1)%	3.7%	(12.9)%

Revenue

Revenue of $5.0 million for the third quarter of fiscal 2009 increased by $2.2 million, or 77%, from revenue of $2.9 million for the third quarter of fiscal 2008.  Revenue of $13.2 million for the first nine months of fiscal 2009 increased by $3.2 million, or 32%, from revenue of $10.0 million for the first nine months of fiscal 2008.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue.  Revenue earned from six large-scale projects was $3.6 million during the third quarter of fiscal 2009.  Four large-scale projects contributed $1.3 million of revenue during the third quarter of fiscal 2008.  During the first nine months of fiscal 2009, eight large-scale projects contributed $7.4 million to revenue, compared to five large-scale projects contributing $4.7 million during the comparable period in fiscal 2008.  Large-scale project revenue for the first nine months of fiscal 2009 includes $1.9 million in revenue in support of two medical device projects.

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

International sales, mainly to Europe, were $2.5 million and $6.5 million in the third quarter and first nine months of fiscal 2009, respectively, compared to $1.1 million and $4.4 million in the third quarter and first nine months of fiscal 2008, respectively.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income

Gross income for the third quarter of fiscal 2009 increased $1.2 million, to $1.6 million, or 32% of revenue, compared to gross income of $402,000, or 14% of revenue, for the third quarter of fiscal 2008.  Gross income for the first nine months of fiscal 2009 increased $1.8 million, to $3.6 million, or 27% of revenue, compared to gross income of $1.7 million, or 17% of revenue, for the first nine months of fiscal 2008.  The increase in gross income between the respective periods was primarily the result of the increase in sales between the corresponding periods of fiscal 2009 and 2008.  Additionally, compared to their respective periods in fiscal 2008, fiscal 2009 charges for impaired inventory decreased, partially offset by continued increases in manufacturing costs, as each such factor is discussed in more detail below.

Manufacturing department costs incurred during the third quarter and first nine months of fiscal 2009 increased $233,000 and $589,000, respectively, compared to the comparable periods of fiscal 2008.  Variable operating costs such as labor and supplies increased between the respective periods as a result of both cost increases and increased production activity.  For the third quarter and first nine months of fiscal 2009, cost of revenue included $70,000 of employee non-sales related incentives; there were no non-sales related incentives recorded in fiscal 2008.  In response to production difficulties, in May 2008 Synthetech engaged Dr. Frederic Farkas, a manufacturing consultant with a background in amino acid and peptide chemistries.  Related consulting fees and costs for the third quarter and first nine months of fiscal 2009 were $-0- and $55,000, respectively. Effective, October 1, 2008, Synthetech hired Dr. Farkas as its new Director of Production.  Going forward, it is expected that costs for manufacturing consulting will cease or reduce significantly, these savings will be offset by costs associated with the hiring of Dr. Farkas.  Maintenance costs for the third quarter of fiscal 2009 were stable compared to the third quarter of fiscal 2008.  Maintenance costs for the first nine months of fiscal 2009 increased $42,000 compared to the first nine months of fiscal 2008.

Gross income for the third quarter and first nine months of fiscal 2009 reflect charges for impaired inventory of $204,000 and $559,000, respectively.  Gross income for the third quarter and first nine months of fiscal 2008 reflect charges for impaired inventory of $405,000 and $919,000, respectively.  Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off.  It remains difficult to rework certain materials on a cost effective basis.  Synthetech writes off inventory that is specific to any customer project that has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense.  Research and development (R&D) expense for the third quarter of fiscal 2009 increased $10,000 to $318,000, or 6% of revenue, compared to $308,000, or 11% of revenue, for the third quarter of fiscal 2008.  R&D expense in the first nine months of fiscal 2009 decreased $32,000 to $950,000, or 7% of revenue, compared to $982,000, or 10% of revenue, in the first nine months of fiscal 2008.  The changes in R&D expense between these periods included:
  decreases during the third quarter and first nine months of fiscal 2009 of $19,000 and $61,000, respectively, arising from increases in the amount of R&D department costs allocated to inventory for the manufacture of customer products, as described below;
  aggregate decreases during the third quarter and first nine months of fiscal 2009 in compensation and related costs (excluding employee non-sales related incentives) of $20,000 and $60,000, respectively, primarily composed of the transfer of an R&D chemist to the Production Department and a vacancy in a senior position, partially offset by general increases in salaries and benefits;

  net decreases during the third quarter and the first nine months of fiscal 2009 in various expenses of $7,000;
  an increase during the third quarter and first nine months of fiscal 2009 of $30,000 for employee non-sales related incentives; there were no non-sales related incentives recorded in fiscal 2008;
  increases during the third quarter and first nine months of fiscal 2009 in contract research services of $11,000 and $30,000, respectively; and
  increases during the third quarter and first nine months of fiscal 2009 in laboratory supplies of $15,000 and $36,000, respectively.
Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department will manufacture small-scale products for sale.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first nine months of fiscal 2009 and 2008 were $179,000 and $118,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense in the third quarter of fiscal 2009 increased $52,000 to $680,000, or 14% of revenue, compared to $628,000, or 22% of revenue, in the third quarter of fiscal 2008.

The increase of $52,000 in SG&A expense between these two periods includes:
  an aggregate $129,000 increase in compensation expense for the third quarter of fiscal 2009, comprised of $100,000 of non-sales related employee incentives; there were no non-sales related incentives recorded in fiscal 2008; increase in sales and marketing incentives of $27,000;  and net increases in salaries and benefits of $2,000;
partially offset by:
  a net decrease in professional fees of $71,000, the decrease is primarily related to professional fees incurred in the third quarter of fiscal 2008 in support of the initial implementation of Section 404 of the Sarbanes-Oxley Act; and
  a net decrease in various expenses of $6,000.
SG&A expense in the first nine months of fiscal 2009 increased $7,000 to $2.0 million, or 15% of revenue, compared to $2.0 million, or 20% of revenue, in the first nine months of fiscal 2008.

The increase of $7,000 in SG&A expense between the two nine-month periods included:
  an aggregate $48,000 increase in compensation expense for the first nine months of fiscal 2009, comprised of $100,000 of non-sales related employee incentives; there were no non-sales related incentives recorded in fiscal 2008; a decrease in stock-based compensation expense of $59,000 and net increases in salaries and benefits; and
  a net increase in various expenses of $39,000;
partially offset by:
  a decrease in professional fees of $49,000, the decrease is primarily related to professional fees incurred in support of the initial implementation of Section 404 of the Sarbanes-Oxley Act; and
  a decrease in investor relations expenses of $31,000.
SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Expense

Interest expense in the third quarter and first nine months of fiscal 2009 was $58,000 and $116,000 respectively, compared to $15,000 and $64,000, respectively, in the comparable periods of fiscal 2008.  The increase in interest expense between the periods primarily relates to increased borrowings and interest rates under Synthetech’s line of credit and long-term debt.

Income Taxes

Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income (Loss)

As a result of the foregoing factors, net income for the third quarter and first nine months of fiscal 2009 was $566,000 and $494,000, respectively, compared to a net loss of $545,000 and $1.3 million, respectively, for the comparable period of fiscal 2008.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectibility of specific accounts.  The allowance for doubtful accounts as of December 31, 2008 and March 31, 2008 was $15,000.  For the quarters and nine month periods ended December 31, 2008 and 2007, Synthetech’s provision for credit losses was insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $89,000 at December 31, 2008, compared to $1.1 million at March 31, 2008.  In January 2009, Synthetech received a $2 million advance from a major pharmaceutical company in support of a large order placed in November 2008.

At December 31, 2008, Synthetech reported working capital of $5.2 million, an increase of $780,000 from March 31, 2008.  The $780,000 increase in working capital was primarily the result of net income for the nine month period of $494,000, adjusted for non-cash charges for depreciation of $374,000, loss on retirement of equipment of $4,000 and for stock based compensation of $62,000, net additions to long-term debt of $767,000 and proceeds from the exercise of stock options of $5,000, partially offset by capital expenditures of $926,000.

Synthetech maintains a line of credit facility and two term loan facilities with a finance company.  None of these facilities contains financial covenants.  Liens and security interests on all of our assets collateralize our obligations under these facilities.  These credit and term loan facilities are summarized below.

Line of Credit Facility.  The line of credit facility, which was amended in November 2008 and is now scheduled to expire in September 2010, provides for borrowings of up to $2 million or the maximum available under the borrowing base, whichever is less.  The borrowing base, which was amended in November 2008, now equals the sum of (a) the lesser of $750,000 or 50% of the value of our raw materials and finished goods inventory plus (b) the lesser of $1.25 million or 85% of the value of our eligible accounts receivable.  Interest is payable at a fluctuating rate equal to the prime rate plus 5%, or 9%, whichever is higher.  The annual fee for the credit facility is $20,000. The credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  As of December 31, 2008, Synthetech had $1.6 million in borrowings outstanding under the credit facility.

Term Loan Facilities.  On November 5, 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The term loan matures in December 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on November 1, 2008, and a balloon payment of $200,000 due on maturity.  The loan bears interest at the prime rate plus 5%, or 9%, whichever is higher.  At the closing of the loan, Synthetech paid a $15,000 loan fee.  The note contains no financial covenants.  Synthetech used the term loan proceeds to increase its present level of working capital in anticipation of larger than normal requirements for raw material purchases in conjunction with customer orders.  As of December 31, 2008, $492,000 was outstanding under this term loan.

On May 5, 2008, Synthetech entered into a term loan facility under which it borrowed $550,000.  The note matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The interest rate on the note is the prime rate plus 4%, or 8%, whichever is higher.  On May 6, 2009 and 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  Synthetech used the term loan proceeds to expand its large-scale reactor capacity and to install a distillation column and equipment intended to recycle spent solvents.  As of December 31, 2008, $485,000 was outstanding under this term loan.

We utilized cash in our operating activities of $1.5 million in the first nine months of fiscal 2009, compared to cash generated in operating activities of $880,000 in the first nine months of fiscal 2008.

In the first nine months of fiscal 2009, net income of $494,000, adjusted for non-cash charges for depreciation, loss on retirement of equipment and stock-based compensation expense of $374,000, $4,000 and $62,000, respectively, contributed a net $934,000 in cash provided by operating activities.  Accounts receivable increased $772,000 to $3.2 million at December 31, 2008, from $2.5 million at March 31, 2008, primarily due to the timing and level of shipments between the two quarters.  Primarily in support of product shipments scheduled for the fourth quarter of fiscal 2009, inventory increased $1.5 million to $5.9 million at December 31, 2008, from $4.3 million at March 31, 2008.  Including $322,000 of insurance premiums financed with notes payable and reflecting the amortization of insurance premiums and property taxes over the periods that they benefit, prepaid expenses increased $110,000 to $448,000 at December 31, 2008, from $338,000 at March 31, 2008. Accounts payable increased $384,000 to $1.7 million at December 31, 2008, from $1.3 million at March 31, 2008.  The increase in accounts payable between the two periods is primarily the result of raw material purchases relating to the large increase in customer orders.  Accrued compensation, which is primarily composed of accrued vacation pay, KEPP incentives, accrued wages and sales and marketing incentives increased $248,000 to $572,000 at December 31, 2008, from $324,000 at March 31, 2008.  Deferred revenue decreased $953,000 to $51,000 at December 31, 2008, reflecting the application of advance payments on customer shipments.  Other accrued liabilities decreased $15,000 to $20,000 at December 31, 2008, from $35,000 at March 31, 2008.

Cash used in investing activities for the first nine months of fiscal 2009 was $926,000 compared to cash used in investing activities of $634,000 in the first nine months of fiscal 2008.  All these amounts relate to capital expenditures.  Synthetech's capital expenditures budget for fiscal 2009 is approximately $1.2 million, although some of these capital projects likely will be deferred until fiscal 2010 depending on the availability of sources of cash or financing to fund these projects.  As discussed above, Synthetech borrowed $550,000 under a term loan facility to finance a portion of its fiscal 2009 capital expenditures.

Cash provided by financing activities for the first nine months of fiscal 2009 was $1.4 million, compared to cash used in financing activities of $197,000 in the first nine months of fiscal 2008.  During the first nine months of fiscal 2009 Synthetech borrowed net proceeds of $666,000 under its line of credit, compared to net repayments of $15,000 in the first nine months of fiscal 2008.  As discussed above, in May 2008 Synthetech borrowed $550,000 and in November 2008 borrowed an additional 500,000 pursuant to its two term loan facilities.  Principal payments under its long-term debt obligations and notes payable totaled $285,000 during the first nine months of fiscal 2009, compared to $189,000 during the comparable period of fiscal 2008.  Proceeds from the exercise of stock options were $5,000 and $7,000 during the first nine months of fiscal 2009 and 2008, respectively.

As a result of the foregoing, cash and cash equivalents decreased $973,000 during the first nine months of fiscal 2009, to $89,000 at December 31, 2008, from $1.1 million at March 31, 2008.

We believe that our existing cash and cash equivalents, anticipated availability under our line of credit facility, any funds generated from operations and a customer's advance of $2.0 million in January 2009 to fund a large order will be sufficient to support our operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under our line of credit facility or any funds generated from operations or from other sources will be sufficient to satisfy our liquidity requirements.

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

Substantially all of Synthetech's purchases and sales are denominated in U.S. dollars and, as a result, it has relatively little exposure to foreign currency exchange risk with respect to any of its purchases and sales. Should Synthetech enter into a significant transaction denominated in a foreign currency, we may enter into a forward exchange contract at that time.  Synthetech was not a party to any forward exchange contracts during the three months ended December 31, 2008.  For existing company transactions denominated in a foreign currency, the effect of an immediate 10% change in relevant exchange rates would not have a material impact on Synthetech's operating results or cash flows.

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

There has been no change in our internal control over financial reporting during the third quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Synthetech’s principal executive officer and principal financial officer do not expect that our disclosure controls and internal controls will prevent all errors and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer have determined that they are effective in doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Synthetech have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple mistakes or errors.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Maurice Walker v. Synthetech, Inc., United States District Court for the District of Oregon, Case No. 6:08-CV-6191-AA.  On June 26, 2008, Maurice Walker filed suit against Synthetech alleging employment discrimination based on race and retaliation, and wrongful termination.  The lawsuit seeks $500,000 in compensatory damages, $500,000 in punitive damages, back pay and pay in lieu of reinstatement plus interest in an amount to be determined, and various fees and costs.  Mr. Walker's employment with Synthetech was terminated on September 26, 2007.  Synthetech disputes the allegations of Mr. Walker's lawsuit and intends to defend vigorously against the claims.  The case is in the early stages of discovery.  Synthetech has notified its insurance carrier of this claim and believes that any liability under this claim will be covered by Synthetech's liability insurance, subject to a $25,000 deductible.  Synthetech does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position or results of operations.

Item 1A.	Risk Factors.

The following risk factors supplement Synthetech's risk factors set forth in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, filed with the SEC on June 9, 2008:

The current capital and credit market conditions may adversely affect our access to capital and cost of capital.
Over the past 18 months, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, Synthetech's future cost of capital and our future access to capital could be adversely affected. Synthetech's current lender is a finance company that receives its liquidity and lending capacity from bank borrowings.  If Synthetech's lender is unable to borrow funds from its banks, then our ability to continue to borrow under our line of credit with the lender or refinance our term debt if needed would be impaired.

The current economic downturn may impair the financial soundness or continuing viability of our customers, which could adversely affect Synthetech's results of operations.
If Synthetech's customers are unsuccessful in generating sufficient revenue or are precluded from securing financing, they may reduce their purchases of our products or not be able to pay, or may delay payment of, accounts receivable that are owed to us.  In particular, revenue from emerging pharmaceutical or biotechnology companies could be adversely affected if these customers are unable to obtain necessary additional funding from the financial markets.  In addition, the economic downturn may cause some of our customers to discontinue operations.  Any inability of current or future customers to continue to purchase products or to pay us for purchased products may adversely affect our results of operations and cash flow.

The current economic crisis may adversely affect parties that control our cash management system, which could adversely affect our liquidity and business.
We are subject to a cash management system as part of our credit facility arrangement, pursuant to which most or all of our cash flows to accounts controlled by our lender.  If the current economic crisis or other factors were to affect the continued viability of our lender, our access to cash subject to this system could be harmed, which would adversely affect our financial condition, liquidity and ability to meet our financial obligations.

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

SYNTHETECH, INC. (Registrant)

Date: February 13, 2009	By:	/s/ Gregory R. Hahn
Gregory R. Hahn
President and Chief Executive Officer

Date: February 13, 2009	By:	/s/ Gary A. Weber
Gary A. Weber
Vice President Finance and
Chief Financial Officer