Form 10-K
period 2009-03-31
SYNTHETECH INC
filed 2009-06-08
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES     X          NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES                 NO

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one).

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES                 NO     X

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the last sales price ($0.80) as reported by the Over-the-Counter Bulletin Boards, as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2008), was $10,599,242.

As of June 5, 2009, there were 14,648,614 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

General
Synthetech, Inc., an Oregon corporation incorporated in 1981, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  Synthetech develops and manufactures proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, peptide fragments, and specialty resins in accordance with guidelines for Current Good Manufacturing Practices (cGMP) of pharmaceutical ingredients. Synthetech’s products are used in the development and manufacture of therapeutic peptides and peptidomimetic (peptide-like) and small molecule drugs in clinical studies and commercial applications.  Synthetech’s domestic and international customer base includes major pharmaceutical companies as well as contract drug synthesis firms, emerging and established biopharmaceutical and medical device companies.  Synthetech’s products apply to a broad spectrum of drugs with indications for the treatment of AIDS, cancers, hepatitis C, cardiovascular and other diseases.  In addition to supporting projects in the traditional pharmaceutical market, Synthetech also supports projects in the medical device and selected industrial sectors.

Synthetech’s research and development and production facilities are designed to support development projects that may only require kilograms of material and commercial-scale projects that may require beyond 100 tons of material.  Synthetech’s facilities have the capacity and flexibility to process a variety of customer projects simultaneously in multi-purpose equipment using complex chemical reaction sequences.  Based on years of experience in producing amino acid derivatives, Synthetech leverages its strong chiral chemistry technology in providing unique solutions to its customers' needs.

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

Growth Strategy
Synthetech’s primary business objectives are to become a consistently profitable and growing fine chemical company.  Synthetech seeks to implement the following strategy to achieve these objectives:
  Expand Core Chemical Technologies into Custom Organic Synthesis.  With over 20 years of experience producing amino acid derivatives, Synthetech has developed extensive expertise in applications of chiral synthetic methodologies.  Synthetech seeks to leverage this expertise into the custom manufacture of chiral products that do not contain amino acid components.  Expansion into custom manufacturing of non-amino acid products would create additional opportunities for Synthetech.
  Leverage Pharmaceutical Experience to New Customers.  Synthetech is seeking to leverage its custom chemical capabilities, unique technologies and cGMP-compliant manufacturing to expand its customer base into areas not traditionally targeted by Synthetech.  These new customers, which include virtual pharmaceutical companies and medical device manufacturers, may assist in providing more consistent sources of revenue compared to those from our traditional customer base alone.  Product opportunities relating to these customers include the manufacture of medical device components and active pharmaceutical ingredients (or APIs).
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

Segment Information
Synthetech operates in one business segment for the development and manufacture of proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, peptide fragments, specialty resins and chemically based medical devices primarily for the pharmaceutical industry.

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

Customers
Synthetech has numerous pharmaceutical customers in a variety of countries.  Revenues from Synthetech’s largest customers typically vary each year depending on the demand for key projects in their developmental or commercial cycles.  During fiscal 2009, our top ten customers accounted for approximately 83% of revenues.  Of these ten customers, five were major pharmaceutical companies, two were contract drug synthesis companies, one is a medical device company, one is an emerging biopharmaceutical company and one is an established biopharmaceutical company.  For fiscal 2009, Roche and Polypeptide Laboratories accounted for approximately 23% and 16% of revenue, respectively.  No other customer accounted for over 10% of revenue in fiscal 2009.

Revenue from international customers, predominantly in Europe, was $11.1 million in fiscal 2009 and $5.7 million in fiscal 2008, representing approximately 56% and 39% of Synthetech’s total revenue for those respective periods.

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

Raw Materials
Synthetech relies on independent suppliers for key raw materials, consisting primarily of a wide variety of chemicals.  Generally, we use raw materials available from more than one source.  We purchase raw materials from both domestic and international sources, including various manufacturers in China.  We believe the scheduled delivery time frames for most of our raw material requirements are consistent with our production schedules; on occasion certain materials have extended lead times which have delayed some deliveries to our customers.

Research and Development
Research and Development (R&D) at Synthetech has two major functions: (1) to develop commercially viable routes for the manufacture of products, particularly custom products, and (2) to develop unique methodologies to enhance Synthetech’s technology-based competitive position in accordance with targeted market trends.  Synthetech believes that its R&D staff of 8 employees (predominantly comprised of Ph.D. and Masters degreed chemists) has sufficient capacity to meet both immediate customer needs and long-term strategic implementation.  Most Synthetech technologies are held as trade secrets due to the ease of engineering around and the difficulty of enforcing process patents.

Employees
As of March 31, 2009, Synthetech had 75 employees, 74 of which were located in Albany, Oregon.  Our Director of Business Development is located in New Jersey.  None of our employees are covered by collective bargaining agreements.

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

Expenditures for capital equipment related to maintaining compliance with government regulatory matters were insignificant in fiscal 2009 and are anticipated to be insignificant in fiscal 2010.

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

The current economic downturn may impair the financial soundness or continuing viability of our customers, which could adversely affect Synthetech’s results of operations. If Synthetech’s customers are unsuccessful in generating sufficient revenue or are precluded from securing financing, they may reduce their purchases of our products or may not be able to pay, or may delay payment of, accounts receivable that are owed to us.  In particular, revenue from emerging  biopharmaceutical companies could be adversely affected if these customers are unable to obtain necessary additional funding from the financial markets.  In addition, the economic downturn may cause some of our customers to discontinue operations.  Any inability of current or future customers to continue to purchase products or to pay us for purchased products will adversely affect our results of operations and cash flow.

The current capital and credit market conditions may adversely affect our access to capital and cost of capital.  Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly and have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, Synthetech’s cost of capital and our access to capital could be adversely affected. Synthetech’s current lender is a finance company that receives its liquidity and lending capacity from bank borrowings.  If Synthetech’s lender is unable to borrow funds from its banks, our ability to continue to borrow under our line of credit with the lender or refinance our term debt with such lender if needed would be impaired.

The current economic crisis may adversely affect parties that control our cash management system, which could adversely affect our liquidity and business. We are subject to a cash management system as part of our credit facility arrangement, pursuant to which most or all of our cash flows to accounts controlled by our lender.  If the current economic crisis or other factors were to affect the continued viability of this lender, our access to cash subject to this system could be harmed, which would adversely affect our financial condition, liquidity and ability to meet our financial obligations.

Synthetech's cash position is limited and at times in the past we have incurred substantial losses and negative cash flow. As of March 31, 2009, Synthetech had cash and cash equivalents of $588,000.  Synthetech was not profitable from fiscal 2001 through 2006 and again in fiscal 2008.  Further significant losses or negative cash flow and a resulting deterioration in Synthetech’s cash position and working capital would impair our ability to continue operations in their present form, if at all.  Operating losses, unanticipated expenses or our pursuit of strategic opportunities may require additional debt or equity financing.  Any required financing may not be available when needed or on acceptable terms.  If we were to raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing shareholders would be diluted, and these securities might have rights superior to those of our common stock.  If we were to incur additional indebtedness, our interest expense and leverage would increase, as would the number of creditors’ claims taking priority over any distributions to shareholders if we were to cease operations.

As a manufacturer, Synthetech continually faces risks regarding the availability and costs of raw materials and labor, the sourcing of and financing for additional capital equipment and increased maintenance costs.  Synthetech has also been experiencing increased sales in recent periods.  These factors have increased Synthetech’s cost structure, which may adversely affect Synthetech’s ability to operate profitably or to generate positive cash flows.

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

We depend on a small number of customers.  A few Synthetech customers, who generally vary from year to year, and their large-scale projects have accounted for the majority of our revenue each year.  We expect this dependence to continue.  During fiscal 2009, our top ten customers accounted for approximately 83% of our revenue and two of these customers accounted for approximately 39% of our revenue.  The loss of any key customer or the loss or termination of any large-scale project could significantly harm our operating results, financial condition and business.

Production problems may decrease our revenues and increase our costs. We have seen significant improvements in our production processes during fiscal 2009.  However, in recent periods, production process difficulties have reduced revenue and increased per unit costs, significantly hindering our financial results.  We continue to address weaknesses in our manufacturing processes.  In addition, despite Synthetech's process technology and manufacturing experience, initial batches of new products and scaling up production of existing products may result in significantly lower than expected yields or may require substantial rework to meet the required specification.  Production of new products may result in write-offs if the manufacturing costs associated with new processes exceed the selling price for the initial batches of product.  Any write-offs reduce our gross margin.

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

The loss of any of our key personnel could materially adversely affect our business. Synthetech’s success depends largely on its President and Chief Executive Officer, its Vice President of Finance and Chief Financial Officer, its Vice President of Sales and Marketing, its Director of Manufacturing and its Technical Director and other key employees, particularly its chemists.  Synthetech does not have key-man life insurance on any of these employees. The loss of any of these key employees could result in delays to production, loss of sales and diversion of management resources.  There is substantial competition for experienced technical, sales and marketing personnel in the fine chemicals industry and many of Synthetech's competitors have greater resources than Synthetech. If Synthetech is unable to retain its existing personnel, or attract and retain additional qualified personnel, it may from time to time experience inadequate levels of staffing which could have a material adverse effect on Synthetech.  Our growth could be limited due to our lack of capacity to produce and market products to customers, a deterioration in customer service or decreased customer satisfaction.

We face increasing competition. As the market for our products has continued to mature with multi-ton order sizes becoming more prevalent, the competition in our market sector has intensified.  Current competition in the multi-kilo or smaller quantities of natural amino acid based products comes primarily from several European fine chemical companies.  Multi-ton order sizes of these natural amino acid based products have begun to attract a wider group of domestic and international chemical companies.  In the area of synthetic amino acid based products, we face competition on a selective product basis from fine chemical producers in Europe, Japan and the United States.  Competition from companies in China, India and South Korea persists and management believes that this source of competition will continue to increase in the foreseeable future.  Competitors with operations based in developing countries may benefit from a lower cost structure than similar operations based in developed countries such as the United States.

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

The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means.  For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control.  In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government controls on pricing and/or profitability.  In addition, in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third party payers such as government and private insurance plans.  Third party payers are increasingly challenging the prices charged for medical products and services.  Peptide and peptidomimetic small molecule drugs may not be considered cost effective, and reimbursement may not be available or sufficient to allow these drugs to be sold on a profitable basis.  In addition, as cost pressures in the pharmaceutical industry have tightened, the cancellation rate for drug development programs has increased.  Industry cost pressures can also cause pharmaceutical companies to investigate alternative drug manufacturing processes that may not include Synthetech’s products.

We are subject to significant environmental regulation.  Synthetech is subject to a variety of federal, state and local laws, rules and regulations related to the discharge or disposal of toxic, volatile or other hazardous chemicals.  The failure to comply with present or future regulations could result in fines being imposed on Synthetech, suspension of production or cessation of operations.  Third parties may also have the right to sue to enforce compliance.  Moreover, it is possible that increasingly strict requirements imposed by environmental laws and enforcement policies thereunder could require us to make significant capital expenditures.  The operation of a chemical manufacturing plant entails an inherent risk of environmental damage or personal injury due to the handling of potentially harmful substances, and we may incur material costs and liabilities in the future because of an accident or other event resulting in personal injury or unauthorized release of such substances into the environment.  In addition, Synthetech generates hazardous materials and other wastes that are disposed at various offsite facilities.  Synthetech may be liable, irrespective of fault, for material cleanup costs or other liabilities incurred at these disposal facilities in the event of a release of hazardous substances by such facilities into the environment.  Although we have obtained environmental risk insurance, it may be inadequate to cover Synthetech’s potential environmental liabilities.

Our property, plant and equipment may become further impaired.  As of March 31, 2009, the net book value of property, plant and equipment reported on our balance sheet was $4.4 million, or approximately 46% of shareholders’ equity.  We perform a periodic assessment of the carrying value of our property, plant and equipment for potential impairment.  If property, plant or equipment is determined to be impaired in the future we would reduce the book value of the applicable assets and record a corresponding charge to our results of operations.  During the fourth quarter of fiscal 2005, we recorded a property, plant and equipment impairment charge totaling $6.3 million.

Our costs may increase to comply with cGMP guidelines or to produce APIs.  Because Synthetech’s products are intermediates sold to drug manufacturers, we generally have been unaffected directly by FDA regulation, which is primarily directed at the drug manufacturers for active pharmaceutical ingredients (APIs).  However, some customers request that Synthetech manufacture and supply products with additional processing that complies with the FDA’s Current Good Manufacturing Practice (cGMP) guidelines for APIs.  Because these programs include more extensive quality assurance systems and documentation, our expenses associated with establishing and maintaining cGMP compliant programs may increase, including additional capital expenditures.

Our business is subject to risks associated with doing business internationally. Sales to customers outside the United States accounted for approximately 56% of our net sales during fiscal 2009 and 39% for fiscal 2008.  We expect that international sales will continue to account for a significant percentage of net sales.  Our business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence our ability to sell our products in international markets.  In addition, sales of Synthetech's products are subject to the risks associated with legislation and regulation relating to exports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on international sales.  We are also subject to similar risks with respect to the importation of raw materials from foreign countries.  Changes in these regulations could increase costs or prevent us from accessing materials necessary for our products.

We operate from a single facility, which make us vulnerable to any disruption thereof, and demand for our products may not match our manufacturing capacity. We utilize a single facility located in Albany, Oregon, for substantially all of our manufacturing, administrative, research and development and other functions. We depend on our laboratories and manufacturing facilities for the continued operation of our business.  A disruption in our production or distribution or damage to or destruction of our facility due to an earthquake, explosion or other event would have a material adverse effect on our financial results and business.  Conversely, we may not have sufficient product demand to efficiently utilize our existing capacity, which excess capacity could also have a material adverse effect on our financial results.

Product liability claims could have a material adverse effect on our business, reputation and financial condition.  Use of Synthetech’s products in pharmaceuticals and the subsequent testing, marketing and sale of such products involves an inherent risk of product liability.  Claims for product liability could be asserted against us and we may not be able to successfully defend any claim that may be asserted.  Even if Synthetech is successful, the costs of defense could materially affect our business and financial condition.  Therefore, regardless of the outcome, a product liability claim could have a material adverse effect on our business, reputation or financial condition.  Our existing insurance coverage may be inadequate to cover our potential liabilities and we are responsible for deductible amounts under each of our insurance policies.

Our common stock trades on the OTC Bulletin Boards, which may adversely affect its liquidity.  Since May 23, 2007, prices for Synthetech’s common stock have been reported on the OTC Bulletin Boards under the symbol NZYM.OB.  Synthetech’s inability to list its common stock on a national securities exchange may adversely affect the liquidity of the common stock.

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

At March 31, 2009, Synthetech was a defendant in the following matter with a former employee:

Maurice Walker v. Synthetech, Inc., United States District Court for the District of Oregon, Case No. 6:08-CV-6191-AA.  On June 26, 2008, Maurice Walker filed suit against Synthetech alleging employment discrimination based on race and retaliation, and wrongful termination.  The lawsuit seeks $500,000 in compensatory damages, $500,000 in punitive damages, back pay and pay in lieu of reinstatement plus interest in an amount to be determined, and various fees and costs.  Mr. Walker's employment with Synthetech was terminated on September 26, 2007.  Synthetech disputes the allegations of Mr. Walker's lawsuit and intends to defend vigorously against the claims.  Synthetech has notified its insurance carrier of this claim and believes that any liability and cost of defense under this claim will be covered by Synthetech's liability insurance, subject to a $25,000 deductible.  Synthetech does not believe that the outcome of this lawsuit will have a material adverse effect on its financial position, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Synthetech did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal 2009.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to our current executive officers.

Name	Age	Positions and Offices with Synthetech	Officer Since
Dr. Gregory R. Hahn	53	President and Chief Executive Officer	2006
Gary A. Weber	51	Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer	2002
Brett S. Reynolds	37	Vice President of Sales and Marketing	2008

Gregory R. Hahn, Ph.D.  Dr. Hahn joined Synthetech as President and Chief Operating Officer in September 2006.  Dr. Hahn assumed the responsibilities of Synthetech's President and Chief Executive Officer on July 1, 2008.  From 1999 until joining Synthetech, Dr. Hahn worked for the FMC Corporation and most recently was the Organics Global Business Director for its Lithium Division, based in Charlotte, North Carolina.  His experience previous to FMC was as Vice President, Sales, at Sigma Aldrich Fine Chemicals, St. Louis, Missouri and as Marketing and Development Manager at Koch Chemical Company, Corpus Christi, Texas.  Dr. Hahn received his Bachelor of Science in Chemistry from Pacific Lutheran University, Tacoma, Washington, and his Doctor of Philosophy, Organic Chemistry from the University of California, Davis.

Gary A. Weber.  Mr. Weber joined Synthetech as Vice President of Finance and Administration in June 2002 and was subsequently appointed to the positions of Chief Financial Officer, Treasurer and Secretary.  From 1998 until March 2002, Mr. Weber was Vice President of Finance for Wah Chang and Oremet-Wah Chang, a division of Allegheny Technologies Incorporated that manufactures specialty metals and chemicals.  From 1994 to 1998, Mr. Weber was Controller for Oregon Metallurgical Corporation, a manufacturer of titanium products.  From 1981 to 1994 Mr. Weber held various positions of increasing responsibility for Coopers & Lybrand, a predecessor firm of PricewaterhouseCoopers.  Although not presently in public practice, Mr. Weber has been a Certified Public Accountant since 1983 (currently inactive status) and holds a B.S. degree in Accounting from the University of Oregon.

Brett Reynolds.    Mr. Reynolds was appointed as Synthetech’s Vice President of Sales and Marketing in July 2008.  Mr. Reynolds joined Synthetech in 1994 as an analytical technician.  In 1996, he was promoted to Manager of Sales and Marketing of Synthetech.   Mr. Reynolds was named Director of Sales and Marketing in 2004 and was responsible for corporate marketing and strategic direction and business development for the West Coast, Western Europe and Asia.   Mr. Reynolds holds a B.Sc. in Biochemistry and an MBA from Oregon State University.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S
COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information.

Stock Listing and Quarterly Highs and Lows:
Prices for Synthetech’s common stock were reported on the over-the-counter (OTC) Pink Sheets under the symbol NZYM.PK from October 2005 through May 22, 2007.  Beginning May 23, 2007 prices for Synthetech’s common stock were reported on the OTC Bulletin Boards under the symbol NZYM.OB.  The last sales price as reported by the OTC Bulletin Boards, as of March 31, 2009 was $0.55 per share.

The following table sets forth the range of high and low bid information and high and low sales prices for the common stock for the last two fiscal years as reported by the OTC Bulletin Boards and Pink Sheets, as applicable.  The OTC Pink Sheets prices set forth below represent inter-dealer prices, which do not include retail mark-ups or markdowns or any commission to the broker-dealer, and may not necessarily represent actual transactions.

	Fiscal Year Ended March 31,
	2009*		2008
	High	Low	High		Low
First Quarter	$1.20	$0.55	$1.07	**	$0.88	**
Second Quarter	$1.08	$0.60	$1.18	*	$0.65	*
Third Quarter	$0.70	$0.40	$0.90	*	$0.43	*
Fourth Quarter	$0.85	$0.46	$0.63	*	$0.45	*

*	As reported on the OTC Bulletin Boards beginning May 23, 2007.
**	As reported on the OTC Pink Sheets.

(b)	Holders. The number of record holders of Synthetech common stock as of June 2, 2009 was 474.

(c)	Dividends. Synthetech has not paid dividends on its common stock since its inception. We do not anticipate that we will pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from Synthetech’s audited financial statements.  The following data should be read in conjunction with “Item 8.  Financial Statements and Supplementary Data” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year Ended March 31,

Synthetech, Inc.	2009	2008	2007	2006	2005

STATEMENTS OF OPERATIONS DATA:	(in thousands, except per share data)

Revenue	$19,862	$14,561	$12,910	$5,819	$9,751

Cost of revenue	14,314	11,707	9,269	6,413	8,890

Gross income (loss)	5,548	2,854	3,641	(594)	861

Research and development	1,302	1,362	1,117	943	659
Selling, general and administrative	2,938	2,603	2,282	2,249	2,309
Impairment charge property, plant and equipment	-	-	-	-	6,305

Operating income (loss)	1,308	(1,111)	242	(3,786)	(8,412)

Net income (loss)	1,151	(1,174)	193	(3,501)	(8,369)

Basic and diluted income (loss) per share	0.08	(0.08)	0.01	(0.24)	(0.58)

	March 31,

	2009	2008	2007	2006	2005

BALANCE SHEET DATA:	(in thousands)

Cash and cash equivalents	$588	$1,062	$259	$1,233	$1,828
Marketable securities	-	-	-	800	1,300
Working capital	5,935	4,448	5,585	5,044	8,175
Total assets	13,007	12,111	11,332	10,494	13,531

Long-term debt, net of current portion	715	-	-	-	26
Retained earnings (deficit)	117	(1,034)	140	(53)	3,448
Shareholders’ equity	9,605	8,359	9,331	9,088	12,562

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

OVERVIEW
Synthetech, Inc., based in Albany, Oregon, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  We develop and manufacture proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, peptide fragments, and specialty resins primarily for the pharmaceutical industry.  Synthetech produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations.  Our products support the development and manufacture of therapeutic peptides and peptidomimetic (peptide-like) small molecule drugs from early stages of a customer’s clinical development through market launch and into commercial production.  Synthetech’s products also support the production of chemically-based medical devices.  Synthetech’s domestic and international customer base includes major and mid-size pharmaceutical, contract drug synthesis, emerging biopharmaceutical, established biopharmaceutical and medical device companies.  We also supply catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms.

Financial Results
Synthetech reported revenue of $19.9 million for fiscal 2009.  Related gross income was $5.5 million, or 28% of revenue, and net income was $1.2 million, or $0.08 per share of our common stock, which was an improvement of approximately $2.4 million over the fiscal 2008 net loss of $1.2 million.  This improvement is primarily the result of stronger revenues, improved throughput and efficiencies, and raw material cost reductions.  We generated $852,000 in cash from operations and used $1.0 million in capital expenditures primarily to expand our large-scale reactor capacity and to install a distillation column and equipment intended to recycle spent solvents. During fiscal 2009 we borrowed $1.1 million in long-term debt and repaid $125,000 of this amount.  The outstanding balance on our credit facility at the beginning of fiscal 2009 was $905,000, which was reduced to $-0- at March 31, 2009.  Working capital increased $1.5 million to $5.9 million as of March 31, 2009, compared to $4.4 million at March 31, 2008.  Fiscal 2009 cost of revenue, research and development and selling, general and administrative expenses include $185,000, $81,000 and $384,000, respectively, of charges for employee incentives pursuant to Synthetech’s Key Employee Performance Plan (KEPP).  There were no employee incentives accrued pursuant to the KEPP in fiscal 2008.

Market Overview
Synthetech’s revenue has benefited from the improvement in the fine chemicals market, increasing 13% from fiscal 2007 to $14.6 million in fiscal 2008 and 36% to $19.9 million in 2009.  The size of custom projects has increased significantly over the last three years as certain customer projects have progressed through the drug development process.  Additionally, we believe that Synthetech has been able to capitalize on new revenue opportunities because of our proprietary technology positions in both amino acid chemistry and multi-step chiral organic synthetic chemistry.  Several large multi-national pharmaceutical companies have made a strategic decision to outsource more of their manufacturing requirements.

We believe we are well positioned to compete for these new opportunities because of our long association with the pharmaceutical industry, large-scale domestic manufacturing facility, and experienced chemists and research and development group.

We have increasingly targeted market opportunities at both established and emerging biopharmaceutical and chemically based medical device companies. These opportunities are being driven in large part by the need of large pharmaceutical companies to develop new drugs. A number of block-buster drugs will lose patent protection and become generic over the next five years, and large pharmaceutical companies are seeking to offset the impact of this development with increased internal drug development efforts augmented by the in-licensing of promising new drug candidates from emerging biopharmaceutical companies. Most emerging biopharmaceutical companies have limited manufacturing expertise, which we believe provides a company like Synthetech with additional market opportunities.

Synthetech’s revenues are largely based on the status of individual, large-scale customer projects and can vary significantly from period to period and by customer market category.  Approximate revenue by customer market category for all types of projects for the two most recent fiscal years was as follows:

Customer	For the Year Ended March 31,
Market Category	2009	2008
Major and mid-size pharmaceutical	$10,206,000	$6,718,000
Contract drug synthesis	4,818,000	4,505,000
Medical device	2,271,000	278,000
Emerging biopharmaceutical	1,576,000	2,283,000
Established biopharmaceutical	824,000	54,000
Other	167,000	723,000
Total revenue	$19,862,000	$14,561,000

Information relating to the above table includes the following:
  Increased revenue in fiscal 2009 from major and mid-size pharmaceutical and contract drug synthesis companies was primarily the result of growth in existing large-scale projects and an increase in the number and average size of new projects.  We believe that our fiscal 2010 revenue from major and mid-size pharmaceutical companies may be mildly impacted by the current economic downturn.  However, we believe that future revenue from these types of companies will depend more upon the status of individual drug development projects and customer acceptance of marketed products rather than on the present economic environment.
  Medical device revenue for fiscal 2009 and 2008 resulted from projects with two customers.  The increase in fiscal 2009 revenue resulted from increased demand arising from both of these projects.  Due to high customer inventory levels of one product and slower than expected market acceptance of the other product, we expect that any meaningful fiscal 2010 revenue from each of these customers would be generated late in fiscal 2010, if at all.

  Fiscal 2008 revenue from emerging biopharmaceutical companies included revenue from a large-scale project which was subsequently licensed to a major pharmaceutical company.  Excluding this project, revenue from emerging biopharmaceutical companies was fairly consistent the last two fiscal years.  We believe the current economic downturn and related weakness of the world’s capital and credit markets has impaired the abilities of some of our present and potential emerging biopharmaceutical customers from obtaining additional funds to pursue their drug development projects.  Additionally, our contract drug synthesis customers rely on emerging biopharmaceutical companies as part of their customer base.  In order to preserve financial resources, some emerging biopharmaceutical companies are electing to terminate certain drug development projects and concentrate their resources on remaining projects that have the highest probability of success.  Despite the difficult economic environment, we continue to receive new orders from emerging biopharmaceutical customers and cannot presently determine if the economic environment will result in decreased revenues in fiscal 2010 from this customer market category.
  Revenue during fiscal 2009 from established biopharmaceutical companies was substantially composed of sales to a single company in support of a particular drug development project.  We anticipate that revenue in this category will continue to be variable.
If, as a result of the recent economic environment, our customers are unsuccessful in generating sufficient revenue or are precluded from securing financing, they may reduce their purchases of our products or not be able to pay, or may delay payment of, accounts receivable that are owed to us.  In addition, the economic downturn may cause some of our customers to discontinue operations.  Any inability of current or future customers to continue to purchase products or to pay us for purchased products would adversely affect our results of operations and cash flow.

Synthetech’s order backlog as of March 31, 2009 and 2008 was approximately $6.8 million and $9.9 million, respectively.  We expect that a majority of the March 31, 2009 backlog will ship during the first half of fiscal 2010, which ends on September 30, 2009.  Synthetech’s order backlog can change quickly with the addition of a new large order or the shipment of a significant order.  Our project-based business model makes forecasting difficult, with many uncertainties.  For fiscal 2010, we presently anticipate reasonable first and third quarter revenues, a softer second quarter, and a stronger fourth quarter, a pattern typical of recent history at Synthetech.  While we face market challenges, we are optimistic of Synthetech's performance as we are addressing costs for raw materials, wastes, and supplies while pursuing new and existing top line growth opportunities.

Our primary competition is from a variety of fine chemical companies headquartered in Western Europe.  We also continue to encounter competition, primarily for more basic products, from countries, such as South Korea, India and China, that have substantially lower cost structures.  This trend has resulted in pricing pressures in the United States and is affecting our ability to maintain historical margins and to retain and attract business for some of our products.

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

Customer Market	Number Of	Clinical Trial Phase			Marketed	Total
Category	Companies	I	II	III	Product	Projects

Major and mid-size pharmaceutical	9	5	7	3	5	20
Contract drug synthesis	4	-	1	-	6	7
Established biopharmaceutical	1	2	-	-	-	2
Emerging biopharmaceutical	7	4	3	1	-	8
Medical device	2	-	-	-	2	2
Total	23	11	11	4	13	39

OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenue represented by each item included in Synthetech’s Statements of Operations.

Percentage of Revenue

	For the Year Ended March 31,

	2009	2008

Revenue	100.0%	100.0%
Cost of revenue	72.1%	80.4%

Gross income	27.9%	19.6%

Research and development	6.5%	9.3%
Selling, general and administrative	14.8%	17.9%

Operating income (loss)	6.6%	(7.6%)

Interest income	-	0.1%
Interest expense	(0.8%)	(0.6%)

Income (loss) before income taxes	5.8%	(8.1%)

Income tax expense (benefit)	-	-

Net income (loss)	5.8%	(8.1%)

Revenue
Synthetech’s revenue was $19.9 million and $14.6 million in fiscal 2009 and 2008, respectively.  Revenue increased 36% in fiscal 2009 as compared to fiscal 2008 and increased 13% in fiscal 2008 as compared to fiscal 2007.  Increases in revenue for the specified periods relate primarily to an increase in the number of large-scale customer projects and an increase in activity in the drug development sector.

Revenue from large-scale customer projects was $12.2 million and $6.8 million for fiscal 2009 and 2008, respectively.  The eight large-scale projects for fiscal 2009 supported two marketed drugs, four drug development projects and two medical device projects.  These projects are on behalf of three major pharmaceutical companies, a contract drug synthesis company, two medical device companies and one emerging biopharmaceutical company.

The six large-scale projects for fiscal 2008 supported five drug development projects and one marketed drug.  These large-scale projects were on behalf of three major pharmaceutical companies, two emerging biopharmaceutical companies and a contract drug synthesis company.  All six fiscal 2008 large-scale projects were sources of large-scale project revenue in fiscal 2009.

In addition to large-scale projects, a significant number of other customer projects contributed to our revenue during fiscal 2009 and 2008.  While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging and established biopharmaceutical and contract drug synthesis customers.

International revenue, mainly from sales to Europe, was $11.1 million in fiscal 2009 and $5.7 million in fiscal 2008.

To the extent successful customer projects develop into larger volumes, either during late stage clinical trials, pre-launch or as a marketed product, Synthetech’s per unit pricing may decline.  There is a risk that the impact on future sales and profitability from declines in pricing may not be offset by an increase in volume.

The level of Synthetech’s business from period to period is largely unpredictable. Although revenue associated with marketed products is more likely to provide a longer term, ongoing revenue stream than revenue associated with drugs at the clinical or discovery stages, continuation of customer demand for our products from customers with marketed products remains subject to various market conditions, including potential use of alternative manufacturing methods, continued market demand for drugs that we support, and competition from other suppliers.  Accordingly, while significant orders related to marketed products provide substantial and more predictable revenue, we expect revenue to continue to fluctuate from period to period.

Gross income
Cost of revenue in fiscal 2009 was $14.3 million, resulting in gross income of $5.5 million.  Cost of revenue in fiscal 2008 was $11.7 million, resulting in gross income of $2.9 million.  Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Gross income for fiscal 2009 increased $2.7 million, to $5.5 million, or 28% of revenue, compared to gross income of $2.9 million, or 20% of revenue in fiscal 2008.  Gross income in fiscal 2009 compared to fiscal 2008 was favorably impacted by a 36% increase in revenue and a significant decrease in the level of production difficulties encountered.

Gross income for fiscal 2008 was adversely impacted primarily due to production difficulties encountered on certain large customer projects, which resulted in higher than anticipated per unit raw material costs, including charges for impaired inventory, and lower than anticipated revenue.  Management estimates that production difficulties decreased gross income by approximately $1.7 million for fiscal 2008.

Manufacturing department costs including employee incentives of $185,000 pursuant to Synthetech’s KEPP increased $845,000 during fiscal 2009 compared to fiscal 2008, primarily as variable operating costs such as labor and supplies expenses increased between the periods as a result of higher production levels.  There were no employee incentives accrued pursuant to the KEPP in fiscal 2008.

Gross income for fiscal 2009 reflects charges for impaired inventory of $903,000 in fiscal 2009 and $1.4 million in fiscal 2008.  Fiscal 2008 charges for impaired inventory included $679,000 relating to projects which encountered unexpected production difficulties.  Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write off.  Synthetech also writes off inventory that is specific to a customer project if the project is discontinued.

Operating Expenses

R&D Expense.  Research and development (R&D) expenses were $1.3 million and $1.4 million in fiscal 2009 and 2008, respectively, or approximately 7% of revenue in fiscal 2009 and 9% of revenue in fiscal 2008.

The decrease of $60,000 in R&D expense between fiscal 2009 and 2008 included:
  an aggregate relative net decrease during fiscal 2009 of $45,000 in compensation and related costs attributable to the transfer of two chemists to the production department, and a reduction in costs associated with the hiring of new employees, partially offset by fiscal 2009 accruals for employee incentives of $81,000 pursuant to Synthetech’s KEPP.  There were no employee incentives accrued pursuant to the KEPP in fiscal 2008;
  a relative decrease during fiscal 2009 of $44,000 arising from an increase in the amount of R&D department costs allocated to inventory for the manufacture of small-scale products, as described below; and
  a net decrease in all other R&D departmental expenses of $4,000.
This decrease was partially offset by an increase in contract research of $33,000.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department will manufacture small-scale products for sale.  The cost of producing these small scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in fiscal 2009 and 2008 were $184,000 and $140,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense was $2.9 million, or 15% of revenue in fiscal 2009, and $2.6 million, or 18% of revenue in fiscal 2008.

The increase of $335,000 in SG&A expense between fiscal 2009 and 2008 included:
  an aggregate $339,000 increase in compensation expense, which included approximately $384,000 of employee incentives pursuant to Synthetech’s KEPP. There were no employee incentives accrued pursuant to the KEPP in fiscal 2008.  The increases in compensation expense were partially offset by a decrease in stock-based compensation of $61,000;
  an increase in outside sales commissions of $40,000 relating to product shipments to Western Europe; and
  a net increase in all other SG&A departmental expenses of $62,000.

The increase in SG&A expense in fiscal 2009 was partially offset by a relative decrease of $106,000 in consulting fees related to the implementation of Section 404 of the Sarbanes-Oxley Act.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest income
Interest income in fiscal 2009 was $7,000, compared to $20,000 in fiscal 2008.  Synthetech’s interest income is primarily derived from earnings on our cash equivalents, which earnings are affected by the amount of cash equivalents and the interest rates in effect during the periods.

Interest expense
Interest expense in fiscal 2009 was $164,000, compared to $83,000 in fiscal 2008.  During fiscal 2009, Synthetech entered into two new long-term debt agreements and the interest rate on Synthetech’s line of credit increased.

Income tax expense (benefit)
Synthetech recorded neither a tax benefit nor tax expense in fiscal 2009 and 2008.

Based on Synthetech’s past operating results and management’s evaluation of available tax planning strategies, we have concluded that it is more likely than not that Synthetech will be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net income (loss)
As a result of the foregoing, income for fiscal 2009 was $1.2 million, compared to a net loss for fiscal 2008 of $1.2 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments.  Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions.  Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements.  Please see the Notes to the Financial Statements under Item 8.

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectability of specific accounts.  The allowance for doubtful accounts as of March 31, 2009 and March 31, 2008 was $15,000.  Synthetech’s provision for credit losses for fiscal 2009 and 2008 was insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

Inventories
Inventories are valued at the lower of cost or market value, determined on the first-in first-out (FIFO) basis.  Costs include direct material, direct labor, applicable manufacturing overhead, and other direct costs.

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
  Synthetech’s price to our customer is fixed or determinable; and
  collectability is reasonably assured.
Shipping and handling costs are classified as part of cost of revenue.  Synthetech analyzes its agreements to determine whether elements can be separated and accounted for individually or as a single unit of accounting in accordance with EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and SAB 104, “Revenue Recognition.”  Allocation of revenue to individual elements which would qualify for separate accounting is based on the estimated fair value of the respective elements.

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

Recurring sales of our products for development programs are intermittent.  Once Synthetech ships an order to a customer for clinical trial studies, the next order may not be placed for one to two years later as a result of waiting for results from these ongoing studies.  Because of the inherent risk associated with drug development programs, there is a significant likelihood that there will be no “follow-on” sales for any particular drug development program. Accordingly, the level and timing of customer orders relating to specific drug development programs vary substantially from period to period and we cannot rely on any one customer as a constant source of revenue.

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

LIQUIDITY AND CAPITAL RESOURCES
Synthetech’s cash and cash equivalents totaled $588,000 at March 31, 2009, compared to $1.1 million at March 31, 2008.

At March 31, 2009, Synthetech reported working capital of $5.9 million, compared to $4.4 million at March 31, 2008.  The $1.5 million increase in working capital between fiscal 2009 and 2008 was primarily the result of the fiscal 2009 net income of $1.2 million plus non-cash charges for depreciation of $499,000, stock-based compensation expense of $90,000 and loss on retirement of equipment of $23,000, net additions to long-term debt of $715,000 and proceeds from the exercise of stock options of $5,000, partially offset by capital expenditures of $996,000.

Synthetech maintains a line of credit facility and two term loan facilities with a finance company.  None of these facilities contains financial covenants.  Liens and security interests on all of our assets collateralize our obligations under these facilities.  These credit and term loan facilities are summarized below.

Line of Credit Facility.
  The line of credit facility, which was amended in November 2008 and is now scheduled to expire in September 2010, provides for borrowings of up to $2.0 million or the maximum available under the borrowing base, whichever is less.  The borrowing base, which was amended in November 2008, now equals the sum of (a) the lesser of $750,000 or 50% of the value of our raw materials and finished goods inventory plus (b) the lesser of $1.25 million or 85% of the value of our eligible accounts receivable.  Interest is payable at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The annual fee for the credit facility is $20,000. The credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  As of March 31, 2009, Synthetech had no borrowings outstanding under the credit facility and availability of $2.0 million.
Term Loan Facilities.
  On November 5, 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The term loan matures in December 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on November 1, 2008, and a balloon payment of $200,000 due on maturity.  The loan bears interest at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  At the closing of the loan, Synthetech paid a $15,000 loan fee.  Synthetech used the term loan proceeds to increase its level of working capital.  As of March 31, 2009, $467,000 was outstanding under this term loan.
  On May 5, 2008, Synthetech entered into a term loan facility under which it borrowed $550,000.  The loan matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The interest rate on the note is (a) 8% or (b) the prime rate plus 4%, whichever is higher.  On May 6, 2009 and 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  Synthetech used the term loan proceeds to expand its large-scale reactor capacity and to install a distillation column and equipment intended to recycle spent solvents.  As of March 31, 2009, $458,000 was outstanding under this term loan.
We generated cash in our operating activities of $852,000 and $1.5 million in fiscal 2009 and 2008, respectively.

In fiscal 2009, net income of $1.2 million was increased as a result of non-cash charges for depreciation of $499,000, stock-based compensation expense of $90,000 and loss on retirement of equipment of $23,000.  Accounts receivable increased $209,000 to $2.7 million at March 31, 2009, from $2.5 million at March 31, 2008, primarily due to larger shipments in the fourth quarter of fiscal 2009 compared to the comparable period of fiscal 2008.  Inventory increased $687,000 to $5.0 million at March 31, 2009, from $4.3 million at March 31, 2008.  A substantial portion of the increase in inventory between the two periods relates to an increase in work-in-process inventory at March 31, 2009 in support of customer shipments scheduled for the first quarter of fiscal 2010. Including $322,000 of property and casualty insurance premiums financed with a note payable, prepaid expenses remained unchanged at $338,000 at both March 31, 2009 and 2008.  Accounts payable decreased $94,000 to $1.3 million at March 31, 2009, from $1.3 million at March 31, 2008, primarily reflecting the timing of purchases of raw materials and manufacturing supplies.  Accrued compensation, which is primarily composed of accrued employee incentives, accrued vacation pay, and accrued compensation, increased $722,000 to $1.0 million at March 31, 2009 from $324,000 at March 31, 2008.  The increase in accrued compensation is the result of an increase in employee incentives.  Deferred revenue, which reflects advance payments on customer orders, decreased $953,000 to $51,000 at March 31, 2009 from $1.0 million at March 31, 2008.  Other accrued liabilities decreased $12,000 to $23,000 at March 31, 2009 from $35,000 at March 31, 2008.

Cash used in investing activities for fiscal 2009 was $996,000 compared to $724,000 in fiscal 2008.  All these amounts relate to capital expenditures.  As discussed above, Synthetech borrowed $550,000 under a term loan facility to finance a portion of its fiscal 2009 capital expenditures.

Synthetech’s capital budget for fiscal 2010 is $1.0 million and is intended to increase manufacturing capacity, address opportunities for cost savings and replace aging equipment.  As a result of the recent difficult economic environment, Synthetech will closely manage and may defer certain of its capital expenditures scheduled for fiscal 2010.  Synthetech expects to finance additional capital expenditures from cash on hand, internal cash flow or debt financing.

Cash used in financing activities for fiscal 2009 was $330,000 compared to $1,000 in the fiscal 2008.  During fiscal 2009 Synthetech reported net repayments of $905,000 under its line of credit, compared to net borrowings of $261,000 in fiscal 2008.  As discussed above, in May 2008 Synthetech borrowed $550,000 and in November 2008 borrowed an additional 500,000 pursuant to its two term loan facilities.  Principal payments under its long-term debt obligations and notes payable totaled $480,000 during fiscal 2009 compared to $289,000 during fiscal 2008.  Proceeds from the exercise of stock options were $5,000 and $27,000 during fiscal 2009 and 2008, respectively.

As a result of the foregoing cash and cash equivalents decreased $474,000 during fiscal 2009 to $588,000 at March 31, 2009, from $1.1 million at March 31, 2008.

The downturn in the economic environment and resulting difficulties in the credit markets have not had a significant unfavorable impact on Synthetech’s business and resulting cash flows in fiscal 2009.  However, the amount and availability of our cash inflows is affected by the timing, pricing and magnitude of orders for our products. As discussed above in the “--Overview” section of this Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, we have yet to be able to ascertain if the difficult economic environment will have a significantly unfavorable impact on Synthetech’s fiscal 2010 operations and resulting cash flows.

As noted above, for fiscal 2009, our primary sources of cash included funds generated from operations, borrowings under our $2.0 million line of credit and term loans.  In January 2009, we received a customer advance in the amount of $2.0 million.

Our primary cash uses are to fund operations and, to a lesser extent, for capital projects.  Due to limited cash on hand to fund operations, during fiscal 2009 we relied upon advances under our line of credit, term loans and, with respect to the quarter ended March 31, 2009, the customer advance.  Positive cash flow for fiscal 2009 enabled us to pay off all outstanding amounts under our line of credit and we have produced and shipped customer product subject to the recent large customer advance.  Currently, we do not anticipate a need to enter into additional debt facilities, but may do so as needs arise or to provide flexibility for working capital purposes.  From time to time, we may explore options to refinance our borrowings.

As noted above, as of March 31, 2009 we had $588,000 of cash and cash equivalents, $2.7 million of accounts receivable, no outstanding borrowings under our line of credit, and our backlog was $6.8 million.  Also as noted above our line of credit facility matures in September 2010 and our term debt facilities mature in fiscal 2012.  Based on these items and other assessments by management, we believe that our existing cash and cash equivalents, anticipated availability under our line of credit facility, and any funds generated from operations will be sufficient to support our operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under our line of credit facility or any funds generated from operations or from other sources will be sufficient to satisfy our liquidity requirements.

Synthetech’s current lender is a finance company that receives its liquidity and lending capacity from bank borrowings.  If, as a result of the recent difficulties in the credit markets or otherwise, our lender is unable to borrow funds from its banks, then our ability to borrow under our line of credit with the lender or refinance our term debt with such lender if needed would be impaired.  In addition, we are subject to a cash management system as part of our credit facility arrangement pursuant to which a significant portion of our cash flows to accounts controlled by our lender.  If the current economic difficulties or other factors were to affect the continued viability of our lender, our access to cash subject to this system could be harmed.  We currently believe our lender will remain viable.

If existing sources of liquidity are insufficient, we may need to seek additional loans, customer advances or debt or equity financing to satisfy our liquidity requirements, which we may be unable to obtain on favorable terms or at all, or to sell assets or further reduce the size of our operations or discontinue our operations.  We anticipate that we will require additional capital funding, which may be substantial, to implement certain elements of our growth strategy, although we have not yet determined the amount or timing of such additional funding.  We may not be able to obtain required financing to implement our growth strategy.  Any financing Synthetech obtains may dilute the ownership interests of our shareholders or increase our leverage and interest expense.

OFF-BALANCE SHEET ARRANGEMENTS
Synthetech does not have special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.  As of March 31, 2009, Synthetech has employee agreements with its President and Chief Executive Officer, Vice President of Finance and Chief Financial Officer and Director of Operations.  The agreements generally provide that a termination of the executive without "cause" (as defined) or termination by the executive for "good reason" (as defined) obligates us to pay certain severance benefits specified in the agreement.

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Annual Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, statements regarding:  future performance and operating results; recurring revenue from large-scale projects; inquiries from customers and potential customers about potential projects; the potential of small-scale and mid-size projects to grow into large-scale projects; expected revenue from and shipping dates for customer orders; implementation of our growth strategy, and our ability to finance our growth strategy; the condition of the fine chemicals industry, including recent improvements, expanding opportunities at biotechnology companies, and competition from developing countries; the recent economic and financial crises and their effects on our business, lender and cash management system; costs for regulatory compliance and quality assurance; the status and progress of customer drug development efforts; results of international sales and distribution efforts; financing current and future capital expenditures and the amount of such expenditures; adequacy of our cash and cash reserves, availability under our line of credit facility and any funds generated from operations to continue to operate our business; our ability to borrow under our credit facility; potential implementation of government controls and regulation; and the effect of any change in foreign currency exchange rates are forward-looking. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management’s expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Risks and uncertainties that could cause actual results to differ significantly from management’s expectations include:  uncertainty regarding our ability to continue our operations; our limited financial and other resources; the uncertain market for our products; changes in the fine chemicals industry; the effects of the existing financial and credit crises; potential loss of a significant customer; customer concentration; our ability to enter new market segments; potential termination or suspension by customers of significant projects; our limited experience in entering new markets and market segments; potential period-to-period revenue or expense fluctuations; higher than expected cash use, or inability to borrow funds under our credit facility or to raise other debt or equity capital required to continue operations or to implement our growth strategy; production factors; industry cost factors and conditions; competition; government regulation; labor disputes; technological changes; international business risks; and other factors described in Item 1A “Risk Factors.”  That section, along with other sections of this Annual Report on Form 10-K, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations.  Additional risks and uncertainties not presently known to Synthetech or that Synthetech currently deems immaterial also may impair our business or operations.  If any of the following risks actually occur, Synthetech’s business, financial condition and operating results could be materially adversely affected.  Synthetech does not intend to publicly release any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are urged, however, to review the factors set forth in reports that Synthetech files from time to time with the Securities and Exchange Commission.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PETERSON SULLIVAN PLLC

CERTIFIED PUBLIC ACCOUNTANTS	Tel 206.382.7777 ● Fax 206.382.7700
601 UNION STREET, SUITE 2300	http://www.pscpa.com
SEATTLE, WA 98101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Synthetech, Inc.
Albany, Oregon

We have audited the accompanying balance sheets of Synthetech, Inc. ("the Company") as of March 31, 2009 and 2008, and the related statements of operations, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

June 1, 2009
Seattle, Washington

SYNTHETECH, INC.

BALANCE SHEETS

	March 31,	March 31,
	2009	2008

Assets

Current Assets
Cash and cash equivalents	$588,000	$1,062,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,669,000	2,460,000
Inventories	5,027,000	4,340,000
Prepaid expenses	338,000	338,000

Total Current Assets	8,622,000	8,200,000

Property, Plant and Equipment, net	4,385,000	3,911,000

Total Assets	$13,007,000	$12,111,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

BALANCE SHEETS

(continued)
	March 31,	March 31,
	2009	2008

Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit	$-	$905,000
Current portion of long-term debt	210,000	-
Note payable	102,000	135,000
Accounts payable	1,255,000	1,349,000
Accrued compensation	1,046,000	324,000
Deferred revenue	51,000	1,004,000
Other accrued liabilities	23,000	35,000

Total Current Liabilities	2,687,000	3,752,000

Long-term debt	715,000	-

Total Liabilities	3,402,000	3,752,000

Commitments and contingencies

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,648,614 and 14,631,614 shares	15,000	15,000
Paid-in capital	9,473,000	9,378,000
Retained earnings (deficit)	117,000	(1,034,000)

Total Shareholders' Equity	9,605,000	8,359,000

Total Liabilities and Shareholders' Equity	$13,007,000	$12,111,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF OPERATIONS

For The Year Ended March 31,	2009	2008

Revenue	$19,862,000	$14,561,000
Cost of revenue	14,314,000	11,707,000

Gross income	5,548,000	2,854,000

Research and development	1,302,000	1,362,000
Selling, general and administrative	2,938,000	2,603,000

Operating income (loss)	1,308,000	(1,111,000)

Interest income	7,000	20,000
Interest expense	(164,000)	(83,000)

Income (loss) before income taxes	1,151,000	(1,174,000)

Income tax expense (benefit)	-	-

Net income (loss)	$1,151,000	$(1,174,000)

Net income (loss) per common share:

Basic and diluted income (loss) per share	$0.08	$(0.08)

Weighted average shares outstanding:

Basic	14,640,886	14,571,847

Diluted	15,047,045	14,571,847

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

				RETAINED
	COMMON STOCK		PAID-IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL

Balance, March 31, 2007	14,546,614	$15,000	$9,176,000	$140,000	$9,331,000

Net loss	-	-	-	(1,174,000)	(1,174,000)
Issuance of stock for the exercise
of stock options	85,000	-	27,000	-	27,000
Stock based compensation	-	-	175,000	-	175,000

Balance, March 31, 2008	14,631,614	15,000	9,378,000	(1,034,000)	8,359,000

Net income	-	-	-	1,151,000	1,151,000
Issuance of stock for the exercise
of stock options	17,000	-	5,000	-	5,000
Stock based compensation	-	-	90,000	-	90,000

Balance, March 31, 2009	14,648,614	$15,000	$9,473,000	$117,000	$9,605,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF CASH FLOWS

For The Year Ended March 31,	2009	2008

Cash Flows From Operating Activities:
Net income (loss)	$1,151,000	$(1,174,000)
Adjustments to reconcile net income (loss) to
Cash used in operating activities:
Depreciation expense	499,000	476,000
Loss on retirement of equipment	23,000	83,000
Stock-based compensation expense	90,000	175,000
(Increase) decrease in assets:
Accounts receivable, net	(209,000)	(265,000)
Inventories	(687,000)	438,000
Prepaid expenses	322,000	308,000
Increase (decrease) in liabilities:
Accounts payable	(94,000)	567,000
Accrued compensation	722,000	51,000
Accrued termination benefits	-	(124,000)
Deferred revenue	(953,000)	961,000
Other accrued liabilities	(12,000)	32,000
Cash Provided By Operating Activities	852,000	1,528,000

Cash Flows From Investing Activities:
Property, plant and equipment purchases	(996,000)	(724,000)
Cash Used In Investing Activities	(996,000)	(724,000)

Cash Flows From Financing Activities:
Proceeds from (repayments of) line of credit, net	(905,000)	261,000
Borrowings under long-term debt obligations	1,050,000	-
Principal payments under long-term debt obligations	(125,000)	-
Repayment of note payable	(355,000)	(289,000)
Proceeds from stock option exercises	5,000	27,000
Cash Used In Financing Activities	(330,000)	(1,000)

Increase (Decrease) in Cash and Cash Equivalents	(474,000)	803,000
Cash and Cash Equivalents – Beginning of Year	1,062,000	259,000

Cash and Cash Equivalents – End of Year	$588,000	$1,062,000
Non-Cash Financing Activities
Insurance premiums financed with note payable	$322,000	$292,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A.	GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  Synthetech develops and manufactures proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, peptide fragments, and specialty resins primarily for the pharmaceutical industry.  Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic (peptide-like) small molecule drugs at every stage of a customer’s clinical development pipeline, and are used as ingredients in drugs for the treatment of AIDS, cancer, cardiovascular and other diseases.  Synthetech’s products also support the production of chemically based medical devices.

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

Cash and cash equivalents consist of the following:

	March 31,	March 31,
	2009	2008

Cash	$-	$920,000
Cash equivalents	588,000	142,000
	$588,000	$1,062,000

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectability of specific accounts.  The allowance for doubtful accounts as of March 31, 2009 and 2008 was $15,000.  For the years ended March 31, 2009 and 2008, Synthetech’s provision for credit losses were insignificant.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major and mid-size pharmaceutical companies as well as contract drug synthesis firms, emerging and established biopharmaceutical and medical device companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At March 31, 2009, five customers had accounts receivable balances of 24%, 18%, 14%, 13% and 11% of total accounts receivable.  At March 31, 2008, four customers had accounts receivable balances of 25%, 15%, 14% and 10% of total accounts receivable.  During fiscal 2009 and 2008, Synthetech’s ten largest customers accounted for approximately 83% and 75% of total revenue, respectively.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.  Revenue from emerging biopharmaceutical companies could be adversely impacted if these customers are unable to obtain necessary additional funding from the financial markets.

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

Property, Plant and Equipment:  Property, plant and equipment are recorded at cost.  Expenditures for maintenance and repairs are expensed as incurred.  Expenditures that materially increase values, change capacities or extend useful lives are capitalized.  When assets are retired, sold or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.  Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the individual assets which range from three to 40 years.  In Synthetech’s statements of operations, depreciation and amortization is charged to cost of revenue, research and development and selling, general and administrative, on a basis consistent with the utilization of the underlying asset.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”) provides recognition criteria and a related measurement model for tax positions taken by companies.  In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  The amount recognized is the largest benefit that the Company believes has a greater than a 50% likelihood of being realized upon settlement.  Fiscal 2006 through 2009 remain open and subject to audit by the Internal Revenue Service and equivalent state agencies.

Deferred Revenue:  Deferred revenue represents customer advances for materials that have not yet been manufactured.  From period to period, the amount of deferred revenue will vary significantly depending on the customer agreements that are in place at the time.  Deferred revenue is recognized as revenue consistent with Synthetech’s revenue recognition policy.

Revenue Recognition:  Synthetech recognizes revenue, including shipping and handling charges billed to customers, upon shipment of product when title and risk of loss pass to customers.  Shipping and handling costs are classified as part of cost of revenue.

Research and Development Costs:  Research and development costs are expensed as incurred.

Stock-Based Compensation:  Stock-based compensation expense for stock-based compensation awards is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment”.  Synthetech recognizes these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of one to five years for stock options.  Please refer to Note M to these condensed financial statements for a further discussion of stock-based compensation.

Fair value of financial instruments:  The carrying value of all financial instruments classified as current assets or current liabilities is deemed to approximate fair value because of the short maturity of these instruments.  The interest rate on our long-term debt adjusts with changes in the prime rate subject to minimums, and is estimated that fair value closely approximates carrying values.  Our long-term debt was originated in fiscal 2009.

Comprehensive Income or Loss:  Synthetech has no material components of comprehensive income/loss other than net income/loss.  Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.

Income (Loss) Per Share:  Basic income (loss) per share and diluted loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128.  In fiscal 2008, common stock equivalents are not used to calculate diluted loss per share because their effect would be anti-dilutive.

Shares used to compute earnings (loss) per share are as follows:

	For the year ended March 31,
	2009	2008

Net income (loss)	$1,151,000	$(1,174,000)

Basic, weighted average shares	14,640,886	14,571,847
Dilutive effect of stock options	406,159	-
Diluted, weighted average shares	15,047,045	14,571,847

Basic income (loss) per share	$0.08	$(0.08)

Diluted income (loss) per share	$0.08	$(0.08)

Supplemental cash flow disclosures are as follows:
Cash paid during the year for interest is set forth below:

	For the year ended March 31,
	2009	2008

Interest	$164,000	$83,000

RECENT ACCOUNTING PRONOUNCEMENTS:

In November 2007, the Emerging Issues Task Force issued EITF Issue 07-01 (“EITF 07-01”), “Accounting for Collaborative Arrangements”.  EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable generally accepted accounting principles in the United States (“GAAP”) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. Synthetech does not anticipate that the adoption of this standard will have a material impact on its financial statements.

On December 4, 2007, the FASB issued SFAS No. 160 (“SFAS 160”), “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”.  SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.  Synthetech’s adoption of this standard is not expected to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R) (“SFAS 141(R)”), “Business Combinations”.  SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures the assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first fiscal year beginning on or after December 15, 2008.  Synthetech anticipates that the adoption of this statement could have a material impact on our financial statements with regards to any future acquisitions.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement changes disclosure requirements for derivative instruments and hedging activities. Companies are required to provide enhanced disclosures about (i) how and why a company uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  Synthetech does not anticipate that the adoption of this statement will have a material impact on its financial statements.

In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 addresses the accounting for assets acquired in a business combination or asset acquisition that an entity does not intend to actively use, otherwise referred to as a ‘defensive asset.’ EITF 08-7 requires defensive intangible assets to be initially accounted for as a separate unit of accounting and not included as part of the cost of the acquirer’s existing intangible assets because it is separately identifiable. EITF 08-7 also requires that defensive intangible assets be assigned a useful life in accordance with paragraph 11 of FASB Statement No. 142, “Goodwill and Other Intangible Assets”.  Synthetech does not anticipate that the adoption of this statement will have a material impact on its financial statements.

NOTE C.	INVENTORIES

The major components of inventories are as follows:

	March 31,
	2009	2008
Finished products	$1,782,000	$1,678,000
Work-in-process	1,403,000	902,000
Raw materials	1,842,000	1,760,000

	$5,027,000	$4,340,000

NOTE D.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Depreciable Life	March 31,
	In Years	2009	2008
Land	-	$241,000	$241,000
Buildings	15 – 40	1,617,000	1,617,000
Machinery and equipment	5 – 17	3,371,000	2,660,000
Laboratory equipment	5 – 17	1,409,000	1,323,000
Furniture and fixtures	3 – 5	120,000	99,000
Construction in process	-	95,000	13,000
		6,853,000	5,953,000

Less:
Accumulated depreciation		(2,468,000)	(2,042,000)

		$4,385,000	$3,911,000

NOTE E.	ACCRUED COMPENSATION

Accrued compensation consists of the following:

	March 31,
	2009	2008
Employee incentives	$742,000	$41,000
Accrued vacation	242,000	208,000
Accrued compensation	62,000	75,000

	$1,046,000	$324,000

NOTE F.	INCOME TAXES

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

For fiscal 2009 and 2008 the accompanying Statement of Operations contains no provision or benefit for income taxes.

Significant components of Synthetech’s deferred tax assets and liabilities are as follows:
	March 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$4,284,000	$4,757,000
Bases of property, plant and equipment	539,000	539,000
Inventory	47,000	62,000
Accrued compensation	102,000	85,000
Stock based compensation	117,000	83,000
Other	21,000	19,000
Valuation allowance	(5,110,000)	(5,545,000)
Deferred taxes, net	$-	$-

Based on Synthetech’s past operating results and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.  The deferred tax valuation allowance decreased $435,000 in fiscal 2009 and increased $319,000 in fiscal 2008.

The reconciliation between the effective tax rate (benefit) and the statutory federal income tax rate (benefit) is as follows:

	For the Year Ended March 31,
	2009	2008
Statutory federal tax rate (benefit)	34.0%	(34.0%)
State taxes, net of federal tax (benefit)	3.8	(4.4)
Deferred tax valuation allowance	(37.8)	38.4
Other	-	-
Effective tax rate (benefit)	-	-

As of March 31, 2009, Synthetech had gross federal and state of Oregon net operating loss carryforwards of approximately $10,000,000 and $13,500,000, which will expire beginning in fiscal 2023 and 2016, respectively.

NOTE G.	LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2.0 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  The facility contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  The credit facility is scheduled to expire on September 15, 2010.  As of March 31, 2009, Synthetech had no borrowings outstanding under the facility and $2.0 million in availability.  Availability is computed as the total commitment of $2.0 million less amounts which are utilized by borrowings or other commitments, less amounts not supported by eligible accounts receivable or inventory.

NOTE H.	LONG-TERM DEBT

Synthetech has entered into term loan facilities from the same finance company that provided Synthetech’s line of credit facility.  The loans contain no financial covenants and are collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.  Terms of the loans are as follows:
  On November 5, 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The loan matures on November 5, 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on December 1, 2008, with a balloon payment of $200,000 due on maturity.  The note bears interest at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The amount outstanding under this term loan facility as of March 31, 2009 was $467,000.
  On May 5, 2008, Synthetech entered into a term loan facility under which it borrowed $550,000. The loan matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The note bears interest at (a) 8% or (b) the prime rate plus 4%, whichever is higher.  In May 2009 and 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  The amount outstanding under this term loan facility as of March 31, 2009 was $458,000.
Scheduled long-term debt principal repayments under the term loan facilities are as follows:

Years ending March 31,
2010	$210,000
2011	210,000
2012	505,000
Total	$925,000

NOTE I.	NOTES PAYABLE

During November and December 2008, Synthetech financed $322,000 of annual premiums for certain of its insurance policies.  As of March 31, 2009, remaining payments under two of the financings consisted of two monthly installments of $46,427, including interest at a weighted-average rate of 5.7%.  Remaining monthly payments under a third financing consists of five monthly payments of $1,875, plus interest, at a rate of 8%. The aggregate amount outstanding under the finance agreements as of March 31, 2009 was $102,000.

NOTE J.	COMMITMENTS AND CONTINGENCIES

Although Synthetech is not currently party to any material legal proceedings, Synthetech is from time to time subject to claims and lawsuits related to its business operations.  Synthetech accrues for loss contingencies when a loss is probable and the amount can be reasonably estimated.  Legal fees, which could be material in any given period, are expensed as incurred.  Management believes that current claims or lawsuits, individually and in the aggregate, will not result in loss contingencies that will have a material adverse effect on the Company's financial condition, cash flows or results of operations.  Please see Item 3, Legal Proceedings, of this Report on Form 10-K.

NOTE K.	SHAREHOLDERS’ EQUITY

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

NOTE L.	401(K) PROFIT SHARING PLAN

Synthetech established a 401(k) Profit Sharing Plan on April 1, 1992.  This plan is offered to eligible employees, who may elect to contribute up to 20% of compensation and includes a company matching contribution.  Synthetech’s matching contribution is $0.50, $0.75 or $1.00 for each $1.00 contributed, up to 10% of compensation depending on the employee's length of service with Synthetech.  Synthetech’s matching contribution becomes fully vested for each employee after 5 years of employment.  Synthetech matching contributions for fiscal 2009 and 2008 were $193,000 and $165,000 respectively.

NOTE M.	EMPLOYEE STOCK BENEFIT PLANS

Description of the Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of Synthetech’s common stock on the date of grant.  Employee options generally vest (a) one-third on the date of grant and in equal annual installments between the date of grant and the subsequent two years or (b) over a three year period on their annual anniversary dates. On occasion, individual options may have different vesting terms.  Options granted to non-management Directors generally vest ratably over the five succeeding years from the date of grant.  All options expire no later than ten years from the date of grant.  As of March 31, 2009, 63,850 shares were available for issuance under the 2005 Plan.

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

On November 6, 2008, the Board of Directors revised the non-employee Board of Director’s compensation policy as it relates to stock-based compensation.  Pursuant to the prior policy, members of the Board of Directors received a grant of 15,000 shares once every five years, which vested 3,000 shares per year, over five years.  The Board of Directors modified this policy to increase the standard five-year award to non-employee Directors from 15,000 options to 37,500 options.  To phase-in this transition in light of existing stock option grants made in different years to various directors, the Board of Directors approved transition grants to increase each non-employee Director’s annual vesting to 7,500 shares from the present 3,000 shares, taking into account currently outstanding grants.  Consequently, on November 13, 2008, the Compensation Committee of the Board of Directors awarded non-employee Directors an aggregate of 186,000 options to purchase Synthetech’s common stock.  The options were awarded at $0.50 per share, the market price of Synthetech’s common stock on the date of grant.  The nonqualified stock options were issued as part of the 2005 Plan.

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

Other Stock Grants
On April 17, 2007, the Compensation Committee of the Board of Directors awarded key employees options to purchase a total of 525,000 shares of Synthetech’s common stock. The exercise price of the options is $0.87 per share, the market price of Synthetech common stock on the date of grant.  The nonqualified stock options were not issued as part of the 2005 Plan and Synthetech has registered the underlying shares under the Securities Act of 1933.  One-third of these options vested on each of the date of grant and the first anniversary of the grant date; the remaining one-third will vest on the second anniversary of the date of grant.  As of March 31, 2009, 102,000 of these options had been forfeited due to the termination of the employee option holders and are not available for reissuance.

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the two years ended March 31, 2009 is presented below:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Options outstanding, March 31, 2007	1,793,800	$1.13	7.0
Granted	540,000	$0.88
Exercised	(85,000)	$0.31
Forfeited	(156,400)	$1.58
Cancelled	(88,333)	$0.87
Options outstanding, March 31, 2008	2,004,067	$1.07	6.6
Granted	683,000	$0.50
Exercised	(17,000)	$0.30
Forfeited	(74,667)	$1.41
Options outstanding, March 31, 2009	2,595,400	$0.92	6.6	$157,000

Options exercisable, March 31, 2009	1,763,741	$1.08	5.4	$120,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on March 31, 2009.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of March 31, 2009, $163,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

The weighted-average fair value of stock options was determined utilizing the assumptions below:

	For the year ended March 31,
	2009	2008

Expected price volatility	61%	50%
Risk-free interest rate	1.58%	4.96%
Expected term in years	6.00	6.11
Dividend yield	-	-
Weighted average grant date fair value	$0.28	$0.48

Expense Information under SFAS No. 123(R)
Stock-based compensation expense was allocated as follows:

	For the year ended March 31,
	2009	2008
Stock-based compensation expense:
Cost of revenue	$20,000	$138,000
Operating expenses	70,000	37,000
Stock-based compensation expense
before income taxes	$90,000	$175,000
Income tax expense (benefit)	-	-
Total stock-based compensation
expense after income taxes	$90,000	$175,000

NOTE N.	SEGMENT INFORMATION; SIGNIFICANT CUSTOMERS; FOREIGN SALES

Synthetech operates in one business segment for the development and manufacture of proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, peptide fragments, specialty resins and chemically based medical devices primarily for the pharmaceutical industry.  Long-lived assets, other than in the United States, are not material.

Significant Customers: During fiscal 2009, two customers accounted for an aggregate of approximately 39% of revenue.  During fiscal 2008, two customers accounted for approximately 39% of revenue.

The following table reflects revenue and percent of total revenues based on the geographic location of the customer:

	For the year ending March 31,
	2009		2008
Europe	$10,551,000	53.1%	$5,373,000	36.9%
United States	8,728,000	44.0	8,908,000	61.2
Canada	510,000	2.6	220,000	1.5
Japan	27,000	0.1	47,000	0.3
Other	46,000	0.2	13,000	0.1

Total	$19,862,000	100%	$14,561,000	100%

NOTE O.	RELATED PARTY TRANSACTIONS

Synthetech has engaged Paul Ahrens, a Director, to assist with Synthetech’s new product development efforts.  Although no fees have been charged, aggregate expenses reimbursed by Synthetech under this arrangement during fiscal 2009 and 2008 were $2,000 and $4,000, respectively.

NOTE P.	LIQUIDITY

During fiscal 2009, Synthetech reported net income of $1.2 million, or $0.08 per share, and working capital increased $1.5 million to $5.9 million at March 31, 2009.  As of March 31, 2009, Synthetech had $588,000 of cash and cash equivalents, $2.7 million of accounts receivable, no outstanding borrowings under its line of credit, and its backlog was $6.8 million.  Synthetech's line of credit facility matures in September 2010 and its term debt facilities also mature in fiscal 2012.  Based on these items and other assessments, management believes that Synthetech’s existing cash and cash equivalents, anticipated availability under the line of credit facility and any funds generated from operations will be sufficient to support operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under the line of credit facility, or any funds generated from operations or from other sources will be sufficient to satisfy Synthetech’s liquidity requirements.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2009, and they concluded that these controls and procedures are effective.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required about Synthetech's executive officers by this Item is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.  The remaining information required by this item is set forth in Synthetech's Proxy Statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2009.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in Synthetech's Proxy Statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2009.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

During fiscal 2009, Synthetech maintained two equity compensation plans, each of which has been approved by our shareholders:  the 2000 Stock Incentive Plan (the 2000 Plan) and the 2005 Equity Incentive Plan (the 2005 Plan).  During fiscal 2007 and 2008 we issued nonqualified options to purchase Synthetech common stock outside of any stock plan approved by our shareholders.  The following table summarizes information about equity awards as of March 31, 2009.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,872,400	$1.03	63,850 (1)

Equity compensation plan not approved by security holders	300,000	$0.31	-

Equity compensation plan not approved by security holders	423,000	$0.87	-

(1)
Consists of shares available for issuance under the 2005 Plan.  Shares previously available for issuance under our 2000 Plan were rolled into our 2005 Plan upon its approval by our shareholders on August 11, 2005, and any shares subject to outstanding awards under our 2000 Plan on that date that cease to be subject to such awards (other than by reason of exercise or settlement of the awards to the extent they are exercised for or settled in shares) likewise roll into our 2005 Plan, up to an aggregate maximum of 1,303,750 shares.  Shares available for issuance under our 2005 Plan may be granted in the form of stock options, stock awards, restricted stock awards, restricted stock units, stock appreciation rights or any other form of equity compensation approved by the Compensation Committee or the Board.

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

On April 17, 2007, the Compensation Committee granted 525,000 nonqualified stock options outside of the 2005 Plan, but governed by the terms and conditions of the 2005 Plan, to 33 Synthetech employees.  The individual awards ranged in size between 1,000 and 100,000 options to purchase shares of our common stock at an exercise price of $0.87 per share.  As of March 31, 2009, 102,000 of these options had been cancelled due to the termination of the employee option holder and are not available for reissuance.

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

The additional information required by this Item 12 is set forth in Synthetech’s Proxy Statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is set forth in Synthetech's Proxy Statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2009.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is set forth in Synthetech's Proxy Statement for its 2009 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2009.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
The information required by these Items is included under Item 8 of this Annual Report on Form 10-K.

(a)(3) EXHIBITS.
The following documents are filed as part of this Annual Report on Form 10-K and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991 (File No. 000-12992)).

3.2	Bylaws, as amended (incorporated by reference to Synthetech’s Current Report on Form 8-K dated February 15, 2006).

4	Amended and Restated Rights Agreement, (incorporated by reference to Synthetech’s Current Report on Form 8-K dated July 31, 2008).

10.1 †	2000 Stock Incentive Plan (incorporated by reference to Synthetech’s Tender Offer Statement on Schedule TO (File No. 005-36505) filed on June 15, 2001).

10.2 †	2005 Equity Incentive Plan (incorporated by reference to Synthetech’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders held on August 11, 2005 filed on July 7, 2005).

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

10.11
Deed of Trust, dated as of June 20, 2006, between Synthetech and Access Business Finance, LLC (incorporated by reference to the corresponding exhibit to Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2008).

10.12
Fourth Amendment of Loan and Security Agreement dated as of May 1, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated May 5, 2008)

10.13	Promissory Note dated as of May 1, 2008 between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated May 5, 2008)

10.14
Amended and Restated Loan and Security Agreement dated as of November 1, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated November 10, 2008)

10.15	Promissory Note Dated as of November 1, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated November 10, 2008)

10.16
Loan Modification Agreement Dated as of November 1, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated November 10, 2008)

10.17
Second Modification of Deed of Trust, Assignment of Rents and Leases, and Security Agreement Dated as of November 1, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated November 10, 2008)

23.1	Consent of Peterson Sullivan PLLC, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

† Management contract or compensatory plan.
(b)  See (a)(3) above.
(c)  See (a)(1) and (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNTHETECH, INC.

Date: June 5, 2009	By:	/s/ Gregory R. Hahn
Gregory R. Hahn
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory R. Hahn	President, Chief Executive Officer (Principal Executive Officer) and Board Member	June 5, 2009
Gregory R. Hahn

/s/ Gary A. Weber	Vice President of Finance and Administration, Chief Financial Officer,	June 5, 2009
Gary A. Weber	Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Daniel T. Fagan	Chairman of the Board of Directors	June 5, 2009
Daniel T. Fagan

/s/ Paul C. Ahrens	Director	June 5, 2009
Paul C. Ahrens

/s/ Howard L. Farkas	Director	June 5, 2009
Howard L. Farkas

/s/ Donald E. Kuhla	Director	June 5, 2009
Donald E. Kuhla

/s/ Hans C. Noetzli	Director	June 5, 2009
Hans C. Noetzli

/s/ Charles B. Williams	Director	June 5, 2009
Charles B. Williams