Form 10-Q
period 2009-06-30
SYNTHETECH INC
filed 2009-08-11
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-12992

SYNTHETECH, INC.
(Exact name of registrant as specified in its charter)

Oregon	84-0845771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1290 Industrial Way, Albany, Oregon	97322
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (541) 967-6575

NONE
(Former name or former address, if changed since last report.)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company☑

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 10, 2009
Common stock, $0.001 par value	14,650,614

SYNTHETECH, INC

INDEX

			Page
Part I.	Financial Information

	Item 1.	Condensed Financial Statements

		Balance Sheets	1
		Statements of Operations	3
		Statements of Cash Flows	4
		Notes to Unaudited Condensed Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 4t.	Controls and Procedures	25

Part II.	Other Information

	Item 1A.	Risk Factors	26

	Item 6.	Exhibits	26

	Signatures		27

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	June 30,	March 31,
	2009	2009

Assets

Current Assets:
Cash and cash equivalents	$3,079,000	$588,000
Accounts receivable, less allowance for doubtful accounts of $15,000 for both periods	795,000	2,669,000
Inventories	5,153,000	5,027,000
Prepaid expenses	239,000	338,000

Total Current Assets	9,266,000	8,622,000

Property, Plant and Equipment, net	4,263,000	4,385,000

Total Assets	$13,529,000	$13,007,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	June 30,	March 31,
	2009	2009

Liabilities and Shareholders’ Equity

Current Liabilities:
Current portion of long-term debt	$210,000	$210,000
Note payable	2,000	102,000
Accounts payable	746,000	1,255,000
Accrued compensation	1,254,000	1,046,000
Deferred revenue	51,000	51,000
Other accrued liabilities	18,000	23,000

Total Current Liabilities	2,281,000	2,687,000

Long-term debt	662,000	715,000

Total Liabilities	2,943,000	3,402,000

Shareholders' Equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding, 14,650,614 and 14,648,614 shares	15,000	15,000
Paid-in capital	9,485,000	9,473,000
Retained earnings	1,086,000	117,000

Total Shareholders' Equity	10,586,000	9,605,000

Total Liabilities and Shareholders' Equity	$13,529,000	$13,007,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

For The Three Months Ended June 30,	2009	2008

Revenue	$4,664,000	$4,917,000
Cost of revenue	2,653,000	3,628,000

Gross income	2,011,000	1,289,000

Research and development	303,000	297,000
Selling, general and administrative	702,000	678,000
Total operating expense	1,005,000	975,000

Operating income	1,006,000	314,000

Interest income	3,000	5,000
Interest expense	(40,000)	(24,000)

Income before income taxes	969,000	295,000

Income taxes	-	-

Net income	$969,000	$295,000

Net income per common share:
Basic income per share	$0.07	$0.02
Diluted income per share	$0.06	$0.02

Weighted average shares outstanding:
Basic	14,648,900	14,631,614
Diluted	15,103,809	15,002,705

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Three Months Ended June 30,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$969,000	$295,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	137,000	123,000
Stock-based compensation expense	12,000	18,000

(Increase) decrease in assets:
Accounts receivable, net	1,874,000	(237,000)
Inventories	(126,000)	214,000
Prepaid expenses	99,000	89,000

Increase (decrease) in liabilities:
Accounts payable	(509,000)	67,000
Accrued compensation	208,000	29,000
Deferred revenue	-	(1,004,000)
Other accrued liabilities	(5,000)	(16,000)
Cash Provided By (Used In) Operating Activities	2,659,000	(422,000)

CASH FLOWS FROM INVESTING ACTIVITY:
Property, plant and equipment purchases	(15,000)	(336,000)
Cash Used In Investing Activity	(15,000)	(336,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of line of credit	-	(527,000)
Borrowings under long-term debt obligation	-	550,000
Principal payments under long-term debt obligation	(53,000)	(9,000)
Repayment of note payable	(100,000)	(101,000)
Cash Used In Financing Activities	(153,000)	(87,000)

Increase (Decrease) in Cash and Cash Equivalents	2,491,000	(845,000)

Cash and Cash Equivalents at Beginning of Period	588,000	1,062,000

Cash and Cash Equivalents at End of Period	$3,079,000	$217,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of June 30, 2009 and for the three month
period ended June 30, 2009 is unaudited)

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

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading.  Synthetech’s management suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2009.  Synthetech's fiscal year ends March 31 of each year.

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

Subsequent events have been evaluated through August 11, 2009, the date these condensed financial statements were issued.

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

Cash and cash equivalents consist of the following:
	June 30,	March 31,
	2009	2009

Cash	$1,000	$-
Cash equivalents	3,078,000	588,000
	$3,079,000	$588,000

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectability of specific accounts.  The allowance for doubtful accounts as of June 30, 2009 and March 31, 2009 was $15,000.  For the quarter ended June 30, 2009 and 2008, Synthetech’s provision for credit losses were insignificant.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major and mid-size pharmaceutical companies as well as contract drug synthesis firms, emerging and established biopharmaceutical and medical device companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At June 30, 2009, four customers had accounts receivable balances of 29%, 17%, 16% and 12% of total accounts receivable.  At March 31, 2009, five customers had accounts receivable balances of 24%, 18%, 14%, 13% and 11% of total accounts receivable.  During the first quarter of fiscal 2010, sales to two customers, each exceeding 10% of revenue for the quarter, accounted for approximately 63% of Synthetech’s revenue.  During the first quarter of fiscal 2009, sales to three customers each exceeding 10% of revenue for the quarter, accounted for approximately 55% of Synthetech’s revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.  Revenue from emerging biopharmaceutical companies could be adversely impacted if these customers are unable to obtain necessary additional funding from the financial markets.

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

Property, Plant and Equipment:  Property, plant and equipment are recorded at cost.  Expenditures for maintenance and repairs are expensed as incurred.  Expenditures that materially increase values, change capacities or extend useful lives are capitalized.  When assets are retired, sold or otherwise disposed of, the applicable costs and accumulated depreciation are removed from the accounts and the resulting gain or loss is recognized.  Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the individual assets which range from three to 40 years.  In Synthetech’s statements of operations, depreciation and amortization are charged to cost of revenue, research and development and selling, general and administrative, on a basis consistent with the utilization of the underlying asset.

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

Fair value of financial instruments:  The carrying value of all financial instruments classified as current assets or current liabilities is deemed to approximate fair value because of the short maturity of these instruments.  The interest rate on the Company’s long-term debt adjusts with changes in the prime rate subject to minimums, and management estimates that fair value closely approximates carrying values.  The Company’s long-term debt was originated in fiscal 2009.

Comprehensive Income:  Synthetech has no material components of comprehensive income other than net income.  Accordingly, comprehensive income was equal to net income for all periods presented.

Income Per Share:  Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method as defined in SFAS No. 128.

Shares used to compute earnings per share are as follows:

	For the three months ended June 30,
	2009	2008

Net income	$969,000	$295,000

Basic, weighted average shares	14,648,900	14,631,614
Dilutive effect of stock options	454,909	371,091
Diluted, weighted average shares	15,103,809	15,002,705

Basic income per share	$0.07	$0.02

Diluted income per share	$0.06	$0.02

Supplemental cash flow disclosures are as follows:
Cash paid during the period for interest is set forth below:
	For the three months ended June 30,
	2009	2008

Interest	$40,000	$24,000

NOTE C.	INVENTORIES

The major components of inventories, net of reserves, are as follows:

	June 30,	March 31,
	2009	2009

Finished products	$2,138,000	$1,782,000
Work in process	1,226,000	1,403,000
Raw materials	1,789,000	1,842,000
	$5,153,000	$5,027,000

NOTE D.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	June 30,	March 31,
	In Years	2009	2009
Land		$241,000	$241,000
Buildings	15 – 40	1,617,000	1,617,000
Machinery and equipment	5 – 17	3,474,000	3,371,000
Laboratory equipment	5 – 17	1,413,000	1,409,000
Furniture and fixtures	3 – 5	120,000	120,000
Construction in process		3,000	95,000
		6,868,000	6,853,000
Less:
Accumulated depreciation		(2,605,000)	(2,468,000)

		$4,263,000	$4,385,000

NOTE E.	ACCRUED COMPENSATION

Accrued compensation consists of the following:

	June 30,	March 31,
	2009	2009
Employee incentives	$964,000	$742,000
Accrued vacation	246,000	242,000
Accrued compensation	44,000	62,000

	$1,254,000	$1,046,000

Employee incentives approximating $700,000, which were earned in fiscal 2009, were paid to employees in July 2009.

NOTE F.	LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2.0 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  The facility contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  The credit facility is scheduled to expire on September 15, 2010.  As of June 30, 2009, Synthetech had no borrowings outstanding under the facility and $1.3 million in availability.  Availability is computed as the total commitment of $2.0 million less amounts which are utilized by borrowings or other commitments, less amounts not supported by eligible accounts receivable or inventory.

NOTE G.	LONG-TERM DEBT

Synthetech has entered into term loan facilities from the same finance company that provided Synthetech’s line of credit facility.  The loans contain no financial covenants and are collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.  Terms of the loans are as follows:

•
On November 5, 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The loan matures on November 5, 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on December 1, 2008, with a balloon payment of $200,000 due on maturity.  The note bears interest at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The amount outstanding under this term loan facility as of June 30, 2009 was $442,000.

•
On May 5, 2008, Synthetech entered into a term loan facility under which it borrowed $550,000. The loan matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The note bears interest at (a) 8% or (b) the prime rate plus 4%, whichever is higher.  In May 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  The amount outstanding under this term loan facility as of June 30, 2009 was $430,000.

Scheduled long-term debt principal repayments under the term loan facilities are as follows:

Years ending March 31,
2010	$157,000
2011	210,000
2012	505,000
Total	$872,000

NOTE H.	NOTES PAYABLE

During November and December 2008, Synthetech financed $322,000 of annual premiums for certain of its insurance policies.  The amount outstanding under the finance agreement as of June 30, 2009 was $2,000.

NOTE I.	EMPLOYEE STOCK BENEFIT PLAN

Description of the Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of Synthetech’s common stock on the date of grant.  Employee options generally vest (a) one-third on the date of grant and in equal annual installments between the date of grant and the subsequent two years or (b) over a three year period on their annual anniversary dates. On occasion, individual options may have different vesting terms.  Options granted to non-management Directors generally vest ratably over the five succeeding years from the date of grant.  All options expire no later than ten years from the date of grant.  As of June 30, 2009, 82,550 shares were available for issuance under the 2005 Plan.

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the quarter ended June 30, 2009 is presented below:

	Number	Weighted Average	Weighted Average Remaining	Aggregate
	Of	Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
Options outstanding, March 31, 2009	2,595,400	$0.92	6.6
Exercised	(2,000)	$0.29
Forfeited	(22,700)	$2.02
Options outstanding, June 30, 2009	2,570,700	$0.91	6.4	$157,000

Options exercisable, June 30, 2009	1,881,701	$1.05	5.4	$121,000

No options were granted during the first quarters of fiscal 2010 and 2009.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the first quarter of fiscal 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on June 30, 2009.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of June 30, 2009, $149,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years.

Expense Information under SFAS No. 123(R)
Stock-based compensation expense was allocated as follows:

	For the three months ended June 30,
	2009	2008
Stock-based compensation expense:
Cost of revenue	$3,000	$3,000
Operating expenses	9,000	15,000

Stock-based compensation expense before income taxes	12,000	18,000
Income tax expense (benefit)	-	-

Total stock-based compensation expense after income taxes	$12,000	$18,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our future performance and operating results; expected revenue from and shipping dates for customer orders; future revenue for a customer market category; recurrence of large-scale projects; resolution of manufacturing process difficulties; estimated quarterly stock-based compensation amounts; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the timing and amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards; and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements to reflect events or circumstances that may occur or arise after the date hereof or to reflect the occurrence of unanticipated events.

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

Financial Results

Synthetech reported revenue of $4.7 million for the first quarter of fiscal 2010.  Related gross income was $2.0 million, or 43% of revenue, and net income was $969,000, or $0.07 per basic share, which was an improvement of $674,000 over the first quarter of fiscal 2009 net income of $295,000 on revenue of $4.9 million.  The improvement in net income on slightly lower sales is primarily the result of: a more favorable product mix; improved throughput and efficiencies; and raw material and other cost reductions.  Additionally, gross income for the first quarter of fiscal 2009 was hindered by: lower than normal margins on certain products which encountered production difficulties in prior quarters; higher than average raw material costs on certain projects; and low margins on material purchased for direct resell.  The first quarter of fiscal 2010 includes $224,000 of employee incentives compared to $41,000 in the comparable period of fiscal 2009.  As a cautionary measure, in May 2009, Synthetech implemented a reduction in force and modified its shift schedules to reduce the cost of overtime pay. As a result of these changes, Synthetech incurred $53,000 of severance costs in the first quarter of fiscal 2010.

During the first quarter of fiscal 2010, Synthetech generated $2.7 million in cash from operations and used $168,000 to repay borrowings and for capital expenditures.  The outstanding balance on our credit facility at the beginning and end of the first quarter of fiscal 2010 was $-0-.  During the quarter, working capital increased $1.1 million to $7.0 million as of June 30, 2009, compared to $5.9 million at March 31, 2009.

Market Overview
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

Synthetech’s revenues are largely based on the status of individual, large-scale customer projects and can vary significantly from period to period and by customer market category.  Approximate revenue by customer market category for all types of projects for the first quarters of fiscal 2010 and 2009 was as follows:

Customer	For the Three Months Ended June 30,
Market Category	2009	2008
Major and mid-size pharmaceutical	$3,845,000	$3,022,000

Contract drug synthesis	262,000	743,000

Medical device	235,000	8,000

Emerging biopharmaceutical	210,000	825,000

Established biopharmaceutical	45,000	304,000

Other	67,000	15,000
Total revenue	$4,664,000	$4,917,000

Information relating to the above table includes the following:

•
Increased revenue in the first quarter of fiscal 2010 from major and mid-size pharmaceutical companies was primarily the result of growth in existing large-scale projects.  We believe that our fiscal 2010 revenue from major and mid-size pharmaceutical companies may be mildly impacted by the current economic downturn.  However, we believe that future revenue from these types of companies will depend more upon the status of individual drug development projects and customer acceptance of marketed products rather than on the prevailing economic environment.

•
A portion of our fiscal 2010 revenue from contract drug synthesis companies will be affected by business that they receive from emerging biopharmaceutical customers.  To a larger extent, our fiscal 2010 revenues from this customer category will depend upon the status of individual drug development and marketed projects which we supply material for.

•
Medical device revenue for the first quarter of fiscal 2010 resulted from a project with a single customer.  Due to high customer inventory levels we expect that any meaningful fiscal 2010 revenue from our medical device customers would be generated late in fiscal 2010, if at all.

•
Despite the difficult economic environment, we continue to receive new orders and significant inquiries from some of our emerging biopharmaceutical customers.  Due to expanding requirements from several drug development projects, we anticipate that fiscal 2010 revenues from this customer market category have the potential to outpace fiscal 2009 revenues.

•
Revenue during fiscal 2009 from established biopharmaceutical companies was substantially composed of sales to a single company in support of a particular drug development project.  We anticipate that fiscal 2010 revenue in this customer category may be comparable to or exceed fiscal 2009 revenue.

If, as a result of the recent economic environment, our customers are unsuccessful in generating sufficient revenue or are unable from securing financing, they may reduce their purchases of our products or not be able to pay, or may delay payment of, accounts receivable that are owed to us.  In addition, the economic downturn may cause some of our customers to discontinue operations.  Any inability of current or future customers to continue to purchase products or to pay us for purchased products would adversely affect our results of operations and cash flow.

Business Conditions

Synthetech’s order backlog as of June 30, 2009 and 2008 was approximately $4.6 million and $6.9 million, respectively.  We expect that a majority of the June 30, 2009 backlog will ship during the second quarter of fiscal 2010, which ends September 30, 2009, and substantially all of the remainder is scheduled to ship during the second half of fiscal 2010.

Our primary competition is from a variety of fine chemical companies headquartered in Western Europe.  We continue to encounter competition from developing countries in Asia that have substantially lower cost structures.  This trend has resulted in pricing pressures and is affecting our ability to maintain historical margins and to retain and attract business for some of our products.

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

	Three Months
	Ended June 30,
	2009	2008

Revenue	100.0%	100.0%
Cost of revenue	56.9	73.8

Gross income	43.1	26.2

Research and development	6.5	6.0
Selling, general and administrative	15.0	13.8

Total operating expenses	21.5	19.8

Operating income	21.6	6.4

Interest income	0.1	0.1
Interest expense	(0.9)	(0.5)

Income before income taxes	20.8	6.0

Income taxes	-	-

Net income	20.8%	6.0%

Revenue

Revenue of $4.7 million for the first quarter of fiscal 2010 decreased by $253,000, or 5%, from revenue of $4.9 million for the first quarter of fiscal 2009.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue.  Revenue earned from four large-scale projects was $3.6 million during the first quarter of fiscal 2010.  These four large-scale projects support three drug development projects on behalf of two major pharmaceutical companies and a medical device project.

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

International sales, mainly to Europe, were $2.9 million and $2.6 million in the first quarter of fiscal 2010 and 2009, respectively.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income

Gross income for the first quarter of fiscal 2010 increased $722,000, to $2.0 million, or 43% of revenue, compared to gross income of $1.3 million, or 26% of revenue, for the first quarter of fiscal 2009.  Gross income for the first quarter of fiscal 2010 benefited from: a more favorable product mix; improved throughput and efficiencies; and raw material and other cost reductions.

Gross income for the first quarter of fiscal 2009 was hindered by: lower than normal margins on certain products which encountered production difficulties in prior quarters; higher than average raw material costs on certain projects; and low margins on material purchased for direct resell.

Manufacturing department costs incurred during the first quarter of fiscal 2010 decreased $64,000 compared to the comparable period of fiscal 2009.  Manufacturing department costs for the first quarter of fiscal 2010 included approximately $87,000 for employee incentives and severance costs compared to $-0- in the comparable period of fiscal 2009.

Gross income for the first quarters of fiscal 2010 and 2009 reflect charges for impaired inventory of $147,000 and $191,000, respectively.  Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off.  It remains difficult to rework certain materials on a cost effective basis.  Synthetech also writes-off inventory that is specific to any customer project that has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense.  Research and development (R&D) expense for the first quarter of fiscal 2010 increased $6,000 to $303,000, or 6% of revenue, compared to $297,000, or 6% of revenue, for the first quarter of fiscal 2009.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department assists in the manufacture small-scale products for sale.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first three months of fiscal 2010 and 2009 were $33,000 and $41,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense for the first quarter of fiscal 2010 increased $24,000 to $702,000, or 15% of revenue, compared to $678,000, or 14% of revenue, in the first quarter of fiscal 2009.  The increase in the components of SG&A expense between the two periods included:

•	An aggregate increase in compensation expense of $94,000, primarily composed of an increase in employee incentives of $101,000, less net aggregate decreases in salaries and benefits of $7,000; and

•	A net aggregate decrease in professional fees, travel and other expense categories of $70,000.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Expense

Interest expense in the first quarter of fiscal 2010 was $40,000, compared to $24,000 in the same period of fiscal 2009.  Synthetech’s interest expense is primarily derived from expense on its long-term debt, line of credit and notes payable.  The increase in interest expense between the periods primarily relates to the level of borrowings and the interest rates in effect during the periods.

Income Taxes

Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income

As a result of the foregoing factors, net income for the first quarter of fiscal 2010 was $969,000, compared to net income of $295,000 for the comparable period of fiscal 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments.  Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions.  Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements.  Please see the Notes to the Financial Statements under Item 1.

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectability of specific accounts.  The allowance for doubtful accounts as of June 30, 2009 and March 31, 2009 was $15,000.  Synthetech’s provision for credit losses for the first quarters of fiscal 2010 and 2009 were insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Revenue Recognition
Synthetech recognizes revenue, including shipping and handling charges billed to customers, when the following criteria are met:

•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	Synthetech’s price to our customer is fixed or determinable; and
•	collectability is reasonably assured.

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

The size of customer orders for marketed drugs can be substantially larger than those for the discovery or clinical trial stages. Sales of Synthetech’s products for marketed drugs may provide an opportunity for continuing, longer-term sales. While not subject to the same high cancellation rates faced by discovery and clinical trial-stage drug development programs, the demand for approved drugs remains subject to many uncertainties, including price, side effects and the existence of competing drugs. These factors, which are outside of Synthetech’s control, affect the level of demand for the drug itself and, therefore, the demand for Synthetech’s products. Also, industry cost pressures can cause pharmaceutical companies to explore and ultimately adopt alternative manufacturing processes that may not include Synthetech’s products as an intermediate.  In recent years, the international fine chemicals industry has been marked by overcapacity and a resulting downward pressure on pricing.  Downward pressure on pricing remains persistent.  To the extent we are able to enter into longer-term, significant or large-scale orders with customers, we expect increased competition to supply these products.

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

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $3.1 million at June 30, 2009, compared to $588,000 at March 31, 2009.

At June 30, 2009, Synthetech reported working capital of $7.0 million, compared to $5.9 million at March 31, 2009.  The $1.1 million increase in working capital between the two periods was primarily the result of net income for the three month period of $969,000, non-cash charges for depreciation of $137,000 and for stock based compensation of $12,000, partially offset by repayments of long-term debt of $53,000 and capital expenditures of $15,000.

We generated cash in our operating activities of $2.7 million in the first three months of fiscal 2010, compared to cash used in operating activities of $422,000 in the first three months of fiscal 2009.

In the first three months of fiscal 2010, net income of $969,000, adjusted for non-cash charges for depreciation and stock-based compensation expense of $137,000 and $12,000, respectively, contributed $1.1 million to cash provided by operating activities.  Accounts receivable decreased $1.9 million to $795,000 at June 30, 2009, from $2.7 million at March 31, 2009, primarily due to the timing and level of shipments between the two quarters.  Inventory increased $126,000 to $5.2 million at June 30, 2009, from $5.0 million at March 31, 2009.  Finished good inventory increased $356,000 for the quarter in response to customer orders and increases in quantities of commonly sold items.  Primarily as a result of the amortization of insurance premiums and property taxes, prepaid expenses decreased $99,000 to $239,000 at June 30, 2009, from $338,000 at March 31, 2009.  Accounts payable decreased $509,000 to $746,000 at June 30, 2009, from $1.3 million at March 31, 2009.  Accrued compensation, which is primarily composed of accrued employee incentives, accrued vacation pay and accrued compensation increased $208,000 to $1.3 million at June 30, 2009, from $1.0 million at March 31, 2009.  Employee incentives approximating $700,000, which were earned in fiscal 2009, were paid to employees in July 2009.  Other accrued liabilities decreased $5,000 to $18,000 at June 30, 2009, from $23,000 at March 31, 2009.

Cash used in investing activities for the first three months of fiscal 2010 was $15,000 compared to $336,000 in fiscal 2009.  All these amounts relate to capital expenditures.  Synthetech’s capital budget for fiscal 2010 is $1.0 million and is intended to increase manufacturing and analytical capacity, address opportunities for cost savings and replace aging equipment.  As a result of the recent difficult economic environment, Synthetech will closely manage and may defer certain of its capital expenditures scheduled for fiscal 2010.  Synthetech expects to finance additional capital expenditures from cash on hand, internal cash flow or debt financing.

Cash used in financing activities for the first three months of fiscal 2010 was $153,000, compared to cash used in financing activities of $87,000 in the first three months of fiscal 2009.  During the first three months of fiscal 2010 Synthetech had scheduled debt repayments of $153,000.  During the first three months of fiscal 2009 Synthetech  borrowed $550,000 pursuant to a long-term promissory note and had debt repayments of $637,000.

Cash and cash equivalents increased $2.5 million during the first three months of fiscal 2010, to $3.1 million at June 30, 2009, from $588,000 at March 31, 2009.

The downturn in the economic environment and resulting difficulties in the credit markets have not had a significant unfavorable impact on Synthetech’s business and resulting cash flows in the first quarter of fiscal 2010 or during fiscal 2009.  We have yet to be able to ascertain if the difficult economic environment will have a significantly unfavorable impact on Synthetech’s fiscal 2010 operations and resulting cash flows.

As noted above, for the first quarter of fiscal 2010, our primary sources of cash included funds generated from operations, we had no borrowings under our $2.0 million line of credit and term loans.  Currently, we do not anticipate a need to enter into additional debt facilities, but may do so as needs arise or to provide flexibility for working capital purposes.  From time to time, we may explore options to refinance our borrowings.

As noted above, as of June 30, 2009 we had $3.1 million of cash and cash equivalents, $795,000 of accounts receivable, no outstanding borrowings under our line of credit, and our backlog was $4.6 million.  Our line of credit facility matures in September 2010 and our term debt facilities mature in fiscal 2012.  Based on these items and other assessments by management, we believe that our existing cash and cash equivalents, anticipated availability under our line of credit facility, and any funds generated from operations will be sufficient to support our operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under our line of credit facility or any funds generated from operations or from other sources will be sufficient to satisfy our liquidity requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS
Synthetech does not have special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.  As of June 30, 2009, Synthetech has employee agreements with its President and Chief Executive Officer, Vice President of Finance and Chief Financial Officer and Director of Operations.  The agreements generally provide that a termination of the executive without "cause" (as defined) or termination by the executive for "good reason" (as defined) obligates us to pay certain severance benefits specified in the agreement.

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

There has been no change in our internal control over financial reporting during the first quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing Synthetech.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and operating results.

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

SYNTHETECH, INC.
(Registrant)

Date: August 11, 2009	By:	/s/ Gregory R. Hahn
Gregory R. Hahn
President and Chief Executive Officer

Date: August 11, 2009	By:	/s/ Gary A. Weber
Gary A. Weber
Vice President Finance and
Chief Financial Officer