Form 10-Q
period 2009-09-30
SYNTHETECH INC
filed 2009-11-12
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company☑

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 11, 2009
Common stock, $0.001 par value	14,650,614

SYNTHETECH, INC

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	September 30,	March 31,
	2009	2009

Assets

Current Assets:
Cash and cash equivalents	$2,403,000	$588,000
Accounts receivable, less allowance for doubtful accounts of $15,000 for both periods	1,767,000	2,669,000
Inventories	5,151,000	5,027,000
Prepaid expenses	151,000	338,000

Total Current Assets	9,472,000	8,622,000

Property, Plant and Equipment, net	4,217,000	4,385,000

Total Assets	$13,689,000	$13,007,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	September 30,	March 31,
	2009	2009

Liabilities and Shareholders’ Equity

Current Liabilities:
Current portion of long-term debt	$210,000	$210,000
Note payable	-	102,000
Accounts payable	746,000	1,255,000
Accrued compensation	812,000	1,046,000
Deferred revenue	51,000	51,000
Other accrued liabilities	20,000	23,000

Total Current Liabilities	1,839,000	2,687,000

Long-term debt	610,000	715,000

Total Liabilities	2,449,000	3,402,000

Shareholders' Equity:
Common stock, $.001 par value; authorized 100,000,000 shares; issued and outstanding, 14,650,614 and 14,648,614 shares	15,000	15,000
Paid-in capital	9,500,000	9,473,000
Retained earnings	1,725,000	117,000

Total Shareholders' Equity	11,240,000	9,605,000

Total Liabilities and Shareholders' Equity	$13,689,000	$13,007,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$4,001,000	$3,291,000	$8,665,000	$8,208,000
Cost of revenue	2,361,000	2,649,000	5,014,000	6,277,000

Gross income	1,640,000	642,000	3,651,000	1,931,000

Research and development	239,000	335,000	542,000	632,000
Selling, general and administrative	733,000	640,000	1,435,000	1,318,000

Total operating expenses	972,000	975,000	1,977,000	1,950,000

Operating income (loss)	668,000	(333,000)	1,674,000	(19,000)

Interest income	2,000	-	5,000	5,000
Interest expense	(31,000)	(34,000)	(71,000)	(58,000)

Income (loss) before income taxes	639,000	(367,000)	1,608,000	(72,000)

Income taxes	-	-	-	-

Net income (loss)	$639,000	$(367,000)	$1,608,000	$(72,000)

Net income (loss) per common share:
Basic and diluted income (loss) per share	$0.04	$(0.03)	$0.11	$(0.00)
Weighted average shares outstanding:

Basic	14,650,614	14,635,201	14,649,762	14,633,417
Diluted	15,263,270	14,635,201	15,183,545	14,633,417

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Six Months Ended September 30,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,608,000	$(72,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	269,000	250,000
Loss on retirement of equipment	12,000	-
Stock-based compensation expense	27,000	35,000

(Increase) decrease in assets:
Accounts receivable, net	902,000	39,000
Inventories	(124,000)	(530,000)
Prepaid expenses	187,000	225,000

Increase (decrease) in liabilities:
Accounts payable	(509,000)	(214,000)
Accrued compensation	(234,000)	42,000
Deferred revenue	-	(1,004,000)
Other accrued liabilities	(3,000)	(12,000)
Cash Provided By (Used In) Operating Activities	2,135,000	(1,241,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(113,000)	(678,000)
Cash Used In Investing Activities	(113,000)	(678,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) line of credit	-	603,000
Borrowings under long-term debt obligations	-	550,000
Principal payments under long-term debt obligations	(105,000)	(37,000)
Repayment of note payable	(102,000)	(135,000)
Proceeds from exercise of stock options	-	4,000
Cash Provided By (Used In) Financing Activities	(207,000)	985,000

Increase (Decrease) in Cash and Cash Equivalents	1,815,000	(934,000)

Cash and Cash Equivalents at Beginning of Period	588,000	1,062,000

Cash and Cash Equivalents at End of Period	$2,403,000	$128,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of September 30, 2009 and for the three and six month periods ended September 30, 2009 are unaudited)

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

The condensed financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading.  Synthetech’s management suggests that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2009.  Synthetech's fiscal year ends March 31 of each year.

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

Subsequent events have been evaluated through November 11, 2009, the date these condensed financial statements were issued.

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

Cash and cash equivalents consist of the following:

	September 30,	March 31,
	2009	2009

Cash	$232,000	$-
Cash equivalents	2,171,000	588,000
	$2,403,000	$588,000

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivable and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of September 30, 2009 and March 31, 2009 was $15,000.  For the six month period ended September 30, 2009 and 2008, Synthetech’s provision for credit losses were insignificant.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major and mid-size pharmaceutical companies as well as contract drug synthesis firms, emerging and established biopharmaceutical and medical device companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At September 30, 2009, four customers had accounts receivable balances of 27%, 26%, 15% and 12% of total accounts receivable.  At March 31, 2009, five customers had accounts receivable balances of 24%, 18%, 14%, 13% and 11% of total accounts receivable.  During the first half of fiscal 2010, sales to three customers, each exceeding 10% of revenue for the six month period, accounted for approximately 76% of Synthetech’s revenue.  During the first half of fiscal 2009, sales to two customers, each exceeding 10% of revenue for the six month period, accounted for approximately 30% of Synthetech’s revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  The amount recognized is the largest benefit that the Company believes has a greater than 50% likelihood of being realized upon settlement.  Fiscal years 2006 through 2009 remain open and subject to audit by the Internal Revenue Service and equivalent state agencies.

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

Stock-Based Compensation:  Stock-based compensation expense for stock-based compensation awards is based on the grant-date fair value.  Synthetech recognizes these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of one to five years for stock options.  Please refer to Note I to these condensed financial statements for a further discussion of stock-based compensation.

Fair value of financial instruments:  The carrying value of all financial instruments classified as current assets or current liabilities is deemed to approximate fair value because of the short maturity of these instruments.  The interest rate on Synthetech’s long-term debt adjusts with changes in the prime rate subject to minimums, and management estimates that fair value closely approximates carrying values.  Synthetech’s long-term debt was originated in fiscal 2009.

Comprehensive Income or Loss:  Synthetech has no material components of comprehensive income/loss other than net income/loss.  Accordingly, comprehensive income/loss was equal to net income/loss for all periods presented.

Income (Loss) Per Share:  Basic income (loss) per share and diluted loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method.  Common stock equivalents are not used to calculate diluted loss per share because their effect would be anti-dilutive.

Shares used to compute income (loss) per share are as follows:
	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income (loss)	$639,000	$(367,000)	$1,608,000	$(72,000)

Basic, weighted average shares	14,650,614	14,635,201	14,649,762	14,633,417
Dilutive effect of stock options	612,656	-	533,783	-
Diluted, weighted average shares	15,263,270	14,635,201	15,183,545	14,633,417

Basic income per share	$0.04	$(0.03)	$0.11	$(0.00)

Diluted income per share	$0.04	$(0.03)	$0.11	$(0.00)

NOTE C.       STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:
	For the Three Months		For the Six Months
Cash Paid	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Interest	$31,000	$34,000	$71,000	$58,000

NOTE D.       INVENTORIES

The major components of inventories, net of reserves, are as follows:

	September 30,	March 31,
	2009	2009

Finished products	$2,063,000	$1,782,000
Work in process	1,408,000	1,403,000
Raw materials	1,680,000	1,842,000
	$5,151,000	$5,027,000

NOTE E.        PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	September 30,	March 31,
	In Years	2009	2009
Land		$241,000	$241,000
Buildings	15 – 40	1,617,000	1,617,000
Machinery and equipment	5 – 17	3,479,000	3,371,000
Laboratory equipment	5 – 17	1,472,000	1,409,000
Furniture and fixtures	3 – 5	129,000	120,000
Construction in process		13,000	95,000
		6,951,000	6,853,000
Less:
Accumulated depreciation		(2,734,000)	(2,468,000)

		$4,217,000	$4,385,000

NOTE F.        ACCRUED COMPENSATION

Accrued compensation consists of the following:

	September 30,	March 31,
	2009	2009
Employee incentives	$516,000	$742,000
Accrued vacation	248,000	242,000
Accrued compensation	48,000	62,000

	$812,000	$1,046,000

NOTE G.       LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2.0 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  The facility contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  The credit facility is scheduled to expire on September 15, 2010.  As of September 30, 2009, Synthetech had no borrowings outstanding under the facility and $2.0 million in availability.  Availability is computed as the total commitment of $2.0 million less amounts which are utilized by borrowings or other commitments, less amounts not supported by eligible accounts receivable or inventory.

NOTE H.       LONG-TERM DEBT

Synthetech has entered into term loan facilities from the same finance company that provided Synthetech’s line of credit facility.  The loans contain no financial covenants and are collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.  Terms of the loans are as follows:

•
On November 5, 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The loan matures on November 5, 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on December 1, 2008, with a balloon payment of $200,000 due on maturity.  The note bears interest at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The amount outstanding under this term loan facility as of September 30, 2009 was $417,000.

•
On May 5, 2008, Synthetech entered into a term loan facility under which it borrowed $550,000. The loan matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The note bears interest at (a) 8% or (b) the prime rate plus 4%, whichever is higher.  In May 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  The amount outstanding under this term loan facility as of September 30, 2009 was $403,000.

Scheduled long-term debt principal repayments under the term loan facilities are as follows:

Years ending March 31,
2010	$105,000
2011	210,000
2012	505,000
Total	$820,000

NOTE I.	EMPLOYEE STOCK BENEFIT PLAN

Description of the Plan

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of Synthetech’s common stock on the date of grant.  Employee options generally vest (a) one-third on the date of grant and in equal annual installments between the date of grant and the subsequent two years or (b) over a three year period on their annual anniversary dates. On occasion, individual options may have different vesting terms.  Options granted to non-management Directors generally vest ratably over the five succeeding years from the date of grant.  All options expire no later than ten years from the date of grant.  As of September 30, 2009, 110,350 shares were available for issuance under the 2005 Plan.

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the six months ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual Term	Intrinsic
	Options	Price	(years)	Value
Options outstanding, March 31, 2009	2,595,400	$0.92	6.6
Granted	-	-
Exercised	(2,000)	$0.29
Forfeited	(55,500)	$1.72
Options outstanding, September 30, 2009	2,537,900	$0.90	6.1	$856,000

Options exercisable, September 30, 2009	1,887,901	$1.04	5.2	$515,000

No options were granted during the first half of fiscal 2010 or 2009.  The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the quarter ended September 30, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on September 30, 2009.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of September 30, 2009, $135,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years.

Stock-based compensation expense was allocated as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Stock-based compensation expense:
Cost of revenue	$3,000	$2,000	$6,000	$5,000
Operating expenses	12,000	15,000	21,000	30,000
Stock-based compensation expense
before income taxes	15,000	17,000	27,000	35,000
Income tax benefit	-	-	-	-
Total stock-based compensation
expense after income taxes	$15,000	$17,000	$27,000	$35,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,”“believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our future performance and operating results; expected revenue from and shipping dates for customer orders; future revenue for a customer market category; future revenue from multiple customer drug development projects all for a certain indication; customer budgetary or other considerations regarding order placement or timing of market demand; recurrence of large-scale projects; resolution of manufacturing process difficulties; estimated quarterly stock-based compensation amounts; the conditions of the fine chemicals industry; research and development in the pharmaceutical industry; impact of healthcare reform on the drug development industry; initiatives related to organic growth or corporate development strategies; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the timing and amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; general economic conditions; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management’s expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination, suspension or delay by customers of significant projects or orders; potential production or shipping delays; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards; and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements to reflect events or circumstances that may occur or arise after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW
Synthetech, Inc., based in Albany, Oregon, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  We develop and manufacture proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, and peptide fragments and specialty resins primarily for the pharmaceutical industry, and offer customers a full range of “kilograms to tons” production capability.  Synthetech produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations.  Our products support the development and manufacture of therapeutic peptides and peptidomimetic (peptide-like) small molecule drugs from early stages of a customer’s clinical development through market launch and into commercial production.  Synthetech’s products also support the production of chemically-based medical devices.  Synthetech’s domestic and international customer base includes major and mid-size pharmaceutical, contract drug synthesis, emerging and established biopharmaceutical and medical device companies.  We also supply catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms.

Financial Results

Synthetech reported revenue of $4.0 million for the second quarter of our fiscal year ending March 31, 2010.  Related gross income was $1.6 million, or 41% of revenue, and net income was $639,000, or $0.04 per share, which was an improvement of $1.0 million over the second quarter of fiscal 2009 net loss of $367,000 on revenue of $3.3 million.

Revenue for the first six months of fiscal 2010 was $8.7 million.  Related gross income was $3.7 million, or 42% of revenue, and net income was $1.6 million, or $0.11 per share, which was an improvement of $1.7 million over the first six months of fiscal 2009 net loss of $72,000 on revenue of $8.2 million.

The improvement in net income for the three and six months ended September 30, 2009 compared to the corresponding periods for the prior fiscal year is attributable primarily to: increases in revenue between the corresponding periods; more favorable product mix; improved throughput and efficiencies; and raw material and other cost reductions.

The first six months of fiscal 2010 includes $478,000 of employee incentives compared to $62,000 in the comparable period of fiscal 2009.  In May 2009, Synthetech implemented a reduction in force, resulting in $53,000 of severance costs in the first quarter of fiscal 2010.

During the first six months of fiscal 2010, Synthetech generated $2.1 million in cash from operations and used $207,000 to repay borrowings and $113,000 for capital expenditures.  The outstanding balance on our credit facility at both March 31, 2009 and September 30, 2009 was $-0-.  Working capital increased $1.7 million to $7.6 million as of September 30, 2009, compared to $5.9 million at March 31, 2009.

Market Overview
We believe that Synthetech has been able to capitalize on new revenue opportunities because of our proprietary technology positions in both amino acid chemistry and multi-step chiral organic synthetic chemistry.  Several large multi-national pharmaceutical companies have made a strategic decision to outsource more of their manufacturing requirements. We believe we are well positioned to compete for these new opportunities because of our long association with the pharmaceutical industry, large-scale domestic manufacturing facility and an experienced research and development group.

We have increasingly targeted market opportunities at both established and emerging biopharmaceutical and chemically-based medical device companies. These opportunities are being driven in large part by the need of large pharmaceutical companies to develop new drugs. A number of block-buster drugs will lose patent protection and become generic over the next five years, and large pharmaceutical companies are seeking to offset the impact of this development with increased internal drug development efforts augmented by the in-licensing of promising new drug candidates from emerging biopharmaceutical companies. Most emerging biopharmaceutical companies have limited manufacturing expertise, which we believe provides a company like Synthetech with additional market opportunities.

Synthetech’s revenues are largely based on the status of individual, large-scale customer projects and can vary significantly from period to period and by customer market category.  Approximate revenue by customer market category for all types of projects for the first six months of fiscal 2010 and 2009 was as follows:

Customer	For the six Months Ended September 30,
Market Category	2009	2008
Major and mid-size pharmaceutical	$5,450,000	$3,965,000

Contract drug synthesis	2,055,000	2,040,000

Emerging biopharmaceutical	794,000	1,164,000

Medical device	235,000	627,000

Established biopharmaceutical	49,000	331,000

Other	82,000	81,000
Total revenue	$8,665,000	$8,208,000

Information relating to the above table includes the following:

•
Increased revenue in the first six months of fiscal 2010 from major and mid-size pharmaceutical companies was primarily the result of growth in existing large-scale projects.  We believe that our fiscal 2010 revenue from major and mid-size pharmaceutical companies may be mildly impacted by the current economic downturn.  However, we believe that revenue from these types of companies will depend more upon the status of individual drug development projects and customer acceptance of marketed products rather than on the prevailing economic environment.

•
A portion of our fiscal 2010 revenue from contract drug synthesis companies will be affected by the level of business they receive from emerging biopharmaceutical customers.  To a larger extent, our fiscal 2010 revenues from this customer category will depend upon the status of individual drug development and marketed projects for which we supply material.

•
Medical device revenue for the first six months of fiscal 2010 resulted from a project with a single customer.  Due to existing high customer inventory levels, we do not anticipate further revenue in fiscal 2010 from this customer.  Market expectations from our customer suggest demand may return beginning in early fiscal 2011.

•
Despite the difficult economic environment, we continue to receive new orders and significant inquiries from some of our emerging biopharmaceutical customers.  Due to expanding requirements from several drug development projects, we anticipate that fiscal 2010 revenues from this customer market category may outpace fiscal 2009 revenues.

•
Revenue during fiscal 2009 from established biopharmaceutical companies primarily represents sales to a single company in support of a particular drug development project.  We believe that this drug development project remains active but are uncertain regarding the timing of future customer orders.

Business Conditions
Synthetech’s order backlog as of September 30, 2009 and 2008 was approximately $1.9 million and $5.7 million, respectively.  The decrease in the backlog between the two periods primarily relates to a large order which was shipped in fiscal 2009 and the first quarter of fiscal 2010.  We expect that most of the September 30, 2009 backlog will ship during the third quarter of fiscal 2010, which ends December 31, 2009, and a substantial portion of the remainder is scheduled to ship during the fourth quarter of fiscal 2010.

Customer inquiries remain active and there are multiple large projects where Synthetech is pursuing orders.  Over the past two quarters, customers have increasingly appeared more cautious in placing orders and we believe that some order decisions are being deferred as a result of customers’ economic and regulatory considerations.  Uncertainty related to the present national debate on healthcare reform may also be hindering the funding of certain customer drug development projects.  We have yet to be able to ascertain the extent of the impact on financial results for the second half of fiscal 2010.  Given this environment, we continue to focus on expanding our project pipeline and further developing a culture of improving operational efficiencies and cost reductions.

A substantial portion of Synthetech’s annual revenue has been derived from multiple customers’ development projects which are targeting a common indication and is commonly referenced by management as its “franchise” business.  While this franchise business had a significant impact on our operating results in the first quarter of fiscal 2010, it was in a temporary quiet cycle for the second quarter of fiscal 2010.  This fluctuation is not uncommon for projects moving through clinical development.  For the first six months of fiscal 2010, approximately 42% of our revenue was derived from these franchise projects.  Management believes the franchise business has strong growth potential but that revenues from these projects will continue to fluctuate on a quarterly basis.  With quarter to quarter revenue fluctuations common in our industry, management believes year over year results are more indicative of our performance.

In addition to our organic growth initiatives and as a potential means of smoothing quarterly revenue and expanding our markets, Synthetech from time to time may evaluate potential acquisition opportunities with complementary technologies and markets.

Our primary competition is from a variety of fine chemical companies headquartered in Western Europe.  We occasionally encounter competition from developing countries in Asia that have substantially lower cost structures.

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

Percentage of Revenue

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%

Cost of revenue	59.0	80.5	57.9	76.5

Gross income	41.0	19.5	42.1	23.5

Research and development	6.0	10.2	6.3	7.7
Selling, general and administrative	18.3	19.4	16.5	16.0

Total operating expenses	24.3	29.6	22.8	23.7

Operating income (loss)	16.7	(10.1)	19.3	(0.2)

Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.8)	(1.0)	(0.8)	(0.7)

Income (loss) before income taxes	15.9	(11.1)	18.5	(0.9)

Income taxes	-	-	-	-

Net income (loss)	15.9%	(11.1)%	18.5%	(0.9)%

Revenue

Revenue of $4.0 million for the second quarter of fiscal 2010 increased by $710,000, or 22%, from revenue of $3.3 million for the second quarter of fiscal 2009.  Revenue of $8.7 million for the first six months of fiscal 2010 increased by $457,000, or 6%, from $8.2 million for the first half of fiscal 2009.

Revenue from four large-scale projects was $2.5 million during the second quarter of fiscal 2010.  Five large-scale projects contributed $1.3 million to revenue during the second quarter of fiscal 2009.

During the first six months of fiscal 2010, six large-scale projects contributed $6.1 million to revenue, compared to seven large-scale projects contributing $3.7 million during the comparable period of fiscal 2009.

As discussed above, large-scale project revenue for the first six months of fiscal 2010 includes $235,000 in revenue in support of a medical device project compared to $627,000 in the comparable period of fiscal 2009.  Medical device revenue for the first six months of fiscal 2010 resulted from a project with a single customer.  Due to existing high customer inventory levels, we do not anticipate further revenues in fiscal 2010 from this customer.

International sales, mainly to Europe, were $1.9 million and $5.0 million in the second quarter and first six months of fiscal 2010, respectively, compared to $1.1 million and $4.0 million in the second quarter and first six months of fiscal 2009, respectively.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

The market environment for smaller customer projects continues to be active.  While generally smaller in dollar value individually, these projects support a wide variety of programs for our major pharmaceutical, emerging biopharmaceutical and contract drug synthesis customers.  Synthetech’s large-scale projects typically originate from our portfolio of successful small-scale, early-stage drug development projects.

Gross income

Gross income for the second quarter of fiscal 2010 increased $998,000 to $1.6 million, or 41% of revenue, compared to gross income of $642,000, or 20% of revenue, for the second quarter of fiscal 2009.  Gross income for the first six months of fiscal 2010 increased $1.7 million, to $3.7 million, or 42% of revenue, compared to gross income of $1.9 million, or 24% of revenue, for the first six months of fiscal 2009.

The improvement in gross income is attributable to: increased revenue between the two periods; a more favorable product mix; improved throughput and efficiencies; and raw material and other cost reductions.

Manufacturing department costs incurred during the second quarter and first six months of fiscal 2010 decreased $198,000 and $262,000, respectively, compared to the comparable periods of fiscal 2009.  Variable operating costs such as maintenance and supplies decreased between the respective periods primarily as a result of Synthetech’s cost containment efforts.

Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off.  It remains difficult to rework certain materials on a cost-effective basis.  Synthetech also writes off inventory that is specific to any customer project that has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense.  Research and development (R&D) expense for the second quarter of fiscal 2010 decreased $96,000 to $239,000, or 6% of revenue, compared to $335,000, or 10% of revenue, for the second quarter of fiscal 2009.  R&D expense in the first six months of fiscal 2010 decreased $90,000 to $542,000, or 6% of revenue, compared to $632,000, or 8% of revenue, in the first six months of fiscal 2009.  The decreases in R&D expense between these periods included:

•
aggregate decreases during the second quarter and first six months of fiscal 2010 in compensation and related costs of $62,000 and $49,000, respectively, primarily due to the transfer of an R&D chemist to the Production Department and temporary vacancies, partially offset by general increases in salaries and benefits;

•	decreases during the second quarter and first six months of fiscal 2010 in laboratory supplies of $40,000 for both periods; and

•	a net decrease during the second quarter and first six months of fiscal 2010 in various expenses of $33,000 and $48,000, respectively;

partially offset by:

•
increases during the second quarter and first six months of fiscal 2010 of $39,000 and $47,000, respectively, arising from decreases in the amount of R&D department costs allocated to inventory for the manufacture of customer products, as described below.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department at times manufactures small-scale products.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first six months of fiscal 2010 and 2009 were $53,000 and $100,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense in the second quarter of fiscal 2010 increased $93,000 to $733,000, or 18% of revenue, compared to $640,000, or 19% of revenue, in the second quarter of fiscal 2009.

The increase in SG&A expense between these two periods includes:

•	an aggregate $161,000 increase in compensation expense, comprised of an increase in employee incentives of $130,000 and various net increases in compensation and related benefit costs;

partially offset by:

•	a decrease in professional fees of $46,000; and

•	a net decrease in various expenses of $22,000.

SG&A expense in the first six months of fiscal 2010 increased $117,000 to $1.4 million, or 17% of revenue, compared to $1.3 million, or 16% of revenue, in the first six months of fiscal 2009.

The increase in SG&A expense between the two six-month periods included:

•
an aggregate $254,000 increase in compensation expense for the first six months of fiscal 2010, comprised of an increase in employee incentives of $231,000 and various net increases in compensation and related benefit costs, and

•	a net increase in various expenses of $13,000;

partially offset by:

•	a decrease in professional fees of $79,000; and

•	a decrease in travel and sales and marketing expenses of $71,000.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Expense

Interest expense in the second quarter and first six months of fiscal 2010 was $31,000 and $71,000 respectively, compared to $34,000 and $58,000, respectively, in the comparable periods of fiscal 2009.  The change in interest expense between the periods primarily relates to the level of borrowings on Synthetech’s line of credit and long-term debt.

Income Taxes

Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income (Loss)

As a result of the foregoing factors, net income for the second quarter and first six months of fiscal 2010 was $639,000 and $1.6 million, respectively, compared to net losses of $367,000 and $72,000, respectively, for the comparable periods of fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $2.4 million at September 30, 2009, compared to $588,000 at March 31, 2009.

At September 30, 2009, Synthetech had working capital of $7.6 million, compared to $5.9 million at March 31, 2009.  The $1.7 million increase in working capital between the two periods was primarily the result of net income for the six-month period of $1.6 million, non-cash charges for depreciation of $269,000, stock-based compensation of $27,000 and a loss on the retirement of equipment of $12,000, partially offset by repayments of long-term debt of $105,000 and capital expenditures of $113,000.

We generated cash in our operating activities of $2.1 million in the first six months of fiscal 2010, compared to cash used in operating activities of $1.2 million in the first six months of fiscal 2009.

In the first six months of fiscal 2010, net income of $1.6 million, adjusted for non-cash charges of $308,000, contributed $1.9 million to cash provided by operating activities.  Accounts receivable decreased $902,000 to $1.8 million at September 30, 2009, from $2.7 million at March 31, 2009, primarily due to the timing of shipments between the two quarters.  Inventory increased $124,000 to $5.2 million at September 30, 2009, from $5.0 million at March 31, 2009.  Finished goods inventory increased $281,000 for the quarter in response to customer orders and increases in quantities of commonly sold items.  Primarily as a result of the amortization of insurance premiums and property taxes, prepaid expenses decreased $187,000 to $151,000 at September 30, 2009, from $338,000 at March 31, 2009.  Accounts payable decreased $509,000 to $746,000 at September 30, 2009, from $1.3 million at March 31, 2009.  Accrued compensation, which is primarily composed of accrued employee incentives, accrued vacation pay and accrued compensation, decreased $234,000 to $812,000 at September 30, 2009, from $1.0 million at March 31, 2009.  Employee incentives approximating $700,000, which were earned in fiscal 2009, were paid to employees in July 2009.  Other accrued liabilities decreased $3,000 to $20,000 at September 30, 2009, from $23,000 at March 31, 2009.

Cash used in investing activities consists of expenditures for capital equipment.  Capital expenditures for the first six months of fiscal 2010 were $113,000, compared to $678,000 in the comparable period of fiscal 2009.  Synthetech’s capital budget for fiscal 2010 is $1.0 million and is intended to increase manufacturing and analytical capacity, address opportunities for cost savings and replace aging equipment.  As a result of the current economic environment, Synthetech will closely manage and may defer certain of its capital expenditures scheduled for fiscal 2010.  Synthetech expects to finance additional capital expenditures from cash on hand, any internal cash flow or debt financing.

Cash used in financing activities for the first six months of fiscal 2010 was $207,000, compared to cash provided by financing activities of $985,000 in the first six months of fiscal 2009.  During the first six months of fiscal 2010 Synthetech had scheduled debt repayments of $207,000.  During the first six months of fiscal 2009 Synthetech had net borrowings of $603,000 on its line of credit, $550,000 of borrowings pursuant to a long-term promissory note, scheduled debt repayments of $172,000 and proceeds from the exercise of stock options of $4,000.

Cash and cash equivalents increased $1.8 million during the first six months of fiscal 2010, to $2.4 million at September 30, 2009, from $588,000 at March 31, 2009.

The downturn in the economic environment and resulting difficulties in the credit markets did not have a significant unfavorable impact on Synthetech’s business and resulting cash flows in the first six months of fiscal 2010 or during fiscal 2009.  Recently, customers have generally appeared more cautious in placing orders and we believe that some order decisions are being deferred as a result of customers' economic and regulatory considerations, as well as the uncertainty related to the national healthcare reform debate.  Although we are unable to determine the extent to which our operating results for the second half of fiscal 2010 will be impacted by these factors, customer orders for the third and fourth quarters of fiscal 2010 may be unfavorably impacted.

As noted above, for the first six months of fiscal 2010, our primary source of cash included funds generated from operations, and we had no borrowings under our $2.0 million line of credit.  Generally, we finance our more significant insurance premiums and may do this again during the third quarter of fiscal 2010.  Other than the potential financing of our insurance premiums, we do not anticipate a need to enter into additional debt facilities, but may do so as needs arise or to provide flexibility for working capital purposes or the implementation of growth strategies.  From time to time, we may explore options to refinance our borrowings.

As discussed above, as of September 30, 2009 we had $2.4 million of cash and cash equivalents, $1.8 million of accounts receivable, no outstanding borrowings under our line of credit, and our backlog was $1.9 million.  Our line of credit facility matures in September 2010 and our term debt facilities mature in fiscal 2012.  Based on these items and other assessments by management, we believe that our existing cash and cash equivalents, anticipated availability under our line of credit facility, and any funds generated from operations will be sufficient to support our operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under our line of credit facility or any funds generated from operations or from other sources will be sufficient to satisfy our liquidity requirements.

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

OFF-BALANCE SHEET ARRANGEMENTS
Synthetech does not have special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity or capital resources.  As of September 30, 2009, Synthetech had employee agreements with its President and Chief Executive Officer, Vice President of Finance and Chief Financial Officer and Vice President of Operations.  The agreements generally provide that a termination of the executive without "cause" (as defined) or termination by the executive for "good reason" (as defined) obligates us to pay certain severance benefits specified in the agreement.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectability of specific accounts.  The allowance for doubtful accounts as of September 30, 2009 and March 31, 2009 was $15,000.  Synthetech’s provisions for credit losses for the first six months of fiscal 2010 and 2009 were insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Shipping and handling costs are classified as part of cost of revenue.  Synthetech analyzes its agreements to determine whether elements can be separated and accounted for individually or as a single unit of accounting in accordance with Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin 104, “Revenue Recognition.”  Allocation of revenue to individual elements which would qualify for separate accounting is based on the estimated fair value of the respective elements.

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

Item 4T.  Controls and Procedures
Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934.  In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our principal executive officer and the principal financial officer concluded that Synthetech’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the second quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on August 6, 2009 in Portland, Oregon.

1)	Election of Directors
All seven director nominees, each of which was an incumbent director, were elected, all without opposition, to serve one-year terms in office.  The results of this election were as follows:

Name of Director	For	Withheld
Paul C. Ahrens	12,238,032	476,770
Daniel T. Fagan, Ph.D.	12,586,187	128,615
Howard L. Farkas	12,180,848	533,954
Gregory R. Hahn, Ph.D.	12,595,634	119,168
Donald E. Kuhla, Ph.D.	12,593,034	121,768
Hans C. Noetzli	12,596,034	118,768
Charles B. Williams	12,235,040	479,762

2)	Ratification of Independent Auditors
The appointment of Peterson Sullivan LLP as the independent auditors for fiscal year 2010 was ratified.  The results of the shareholder vote were as follows:
	For	Against	Abstain
Appointment of Peterson Sullivan LLP as independent auditor	12,675,785	29,314	9,703

Item 6.  Exhibits

(a)           Exhibits.
Exhibit 3.1	Articles of Incorporation of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991).
Exhibit 3.2	Bylaws of Synthetech, as amended (incorporated by reference to the exhibits filed with Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005).
Exhibit 4	Amended and Restated Rights Agreement, (incorporated by reference to Synthetech’s Current Report on Form 8-K dated July 31, 2008).
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNTHETECH, INC.
(Registrant)

Date: November 11, 2009	By:	/s/ Gregory R. Hahn
Gregory R. Hahn
President and Chief Executive Officer

Date: November 11, 2009	By:	/s/ Gary A. Weber
Gary A. Weber
Vice President Finance and
Chief Financial Officer