Form 10-Q
period 2009-12-31
SYNTHETECH INC
filed 2010-02-12
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company☑

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 11, 2010
Common stock, $0.001 par value	14,650,614

SYNTHETECH, INC

INDEX

			Page
Part I.	Financial Information

	Item 1	Condensed Financial Statements

		Balance Sheets	1
		Statements of Operations	3
		Statements of Cash Flows	4
		Notes to Unaudited Condensed Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

	Item 4T	Controls and Procedures	29

Part II.	Other Information

	Item 1A	Risk Factors	30

	Item 6	Exhibits	31

	Signatures		32

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	December 31,	March 31,
	2009	2009

Assets

Current Assets:
Cash and cash equivalents	$1,344,000	$588,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,664,000	2,669,000
Inventories	5,584,000	5,027,000
Prepaid expenses	387,000	338,000

Total Current Assets	8,979,000	8,622,000

Property, Plant and Equipment, net	4,128,000	4,385,000

Total Assets	$13,107,000	$13,007,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	December 31,	March 31,
	2009	2009

Liabilities and Shareholders’ Equity

Current Liabilities:
Current portion of long-term debt	$210,000	$210,000
Note payable	169,000	102,000
Accounts payable	743,000	1,255,000
Accrued compensation	780,000	1,046,000
Accrued income taxes	32,000	-
Deferred revenue	-	51,000
Other accrued liabilities	17,000	23,000

Total Current Liabilities	1,951,000	2,687,000

Long-term debt	557,000	715,000

Total Liabilities	2,508,000	3,402,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,650,614 and 14,648,614 shares	15,000	15,000
Paid-in capital	9,509,000	9,473,000
Retained earnings	1,075,000	117,000

Total Shareholders' Equity	10,599,000	9,605,000

Total Liabilities and Shareholders' Equity	$13,107,000	$13,007,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended			For the Nine Months Ended
	December 31,			December 31,
	2009		2008	2009	2008

Revenue		$2,402,000	$5,037,000	$11,067,000	$13,245,000
Cost of revenue		2,079,000	3,416,000	7,093,000	9,693,000

Gross income		323,000	1,621,000	3,974,000	3,552,000

Research and development		220,000	318,000	762,000	950,000
Selling, general and administrative		658,000	680,000	2,093,000	1,998,000

Total operating expenses		878,000	998,000	2,855,000	2,948,000

Operating income (loss)		(555,000)	623,000	1,119,000	604,000

Interest income		2,000	1,000	7,000	6,000
Interest expense		(32,000)	(58,000)	(103,000)	(116,000)

Income (loss) before income taxes		(585,000)	566,000	1,023,000	494,000

Income taxes		65,000	-	65,000	-

Net income (loss)		$(650,000)	$566,000	$958,000	$494,000

Net income (loss) per common share:
Basic income (loss) per share		$(0.04)	$0.04	$0.07	$0.03
Diluted income (loss) per share	$	(0.04)	$0.04	$0.06	$0.03

Weighted average shares outstanding:

Basic		14,650,614	14,648,179	14,650,047	14,638,356
Diluted		14,650,614	14,889,293	15,293,738	15,196,423

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Nine Months Ended December 31,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$958,000	$494,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	396,000	374,000
Loss on retirement of equipment	12,000	4,000
Stock-based compensation expense	36,000	62,000

(Increase) decrease in assets:
Accounts receivable, net	1,005,000	(772,000)
Inventories	(557,000)	(1,521,000)
Prepaid expenses	151,000	212,000

Increase (decrease) in liabilities:
Accounts payable	(512,000)	384,000
Accrued compensation	(266,000)	248,000
Accrued income taxes	32,000	-
Deferred revenue	(51,000)	(953,000)
Other accrued liabilities	(6,000)	(15,000)
Cash Provided By (Used In) Operating Activities	1,198,000	(1,483,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(151,000)	(926,000)
Cash Used In Investing Activities	(151,000)	(926,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	666,000
Borrowings under long-term debt obligations	-	1,050,000
Principal payments under long-term debt obligations	(158,000)	(73,000)
Repayment of note payable	(133,000)	(212,000)
Proceeds from exercise of stock options	-	5,000
Cash Provided By (Used In) Financing Activities	(291,000)	1,436,000

Increase (Decrease) in Cash and Cash Equivalents	756,000	(973,000)

Cash and Cash Equivalents at Beginning of Period	588,000	1,062,000

Cash and Cash Equivalents at End of Period	$1,344,000	$89,000

Non-Cash Financing Activities:
Insurance premiums financed with notes payable	$200,000	$322,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of December 31, 2009 and for the three and nine month periods ended December 31, 2009 are unaudited)

NOTE A.           GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  Synthetech develops and manufactures proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, peptide fragments, and specialty resins primarily for the pharmaceutical industry.  Synthetech’s products support the development and manufacture of therapeutic peptides and peptidomimetic (peptide-like) small molecule drugs at every stage of a customer’s clinical development pipeline, and are used as ingredients in drugs for the treatment of AIDS, cancer, cardiovascular and other diseases.  Synthetech’s products also support the production of chemically-based medical devices.

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

Subsequent events have been evaluated through February 11, 2010, the date these condensed financial statements were issued.

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

Cash and cash equivalents consist of the following:

	December 31,	March 31,
	2009	2009

Cash	$30,000	$-
Cash equivalents	1,314,000	588,000
	$1,344,000	$588,000

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivable and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of December 31, 2009 and March 31, 2009 was $15,000.  For the nine month periods ended December 31, 2009 and 2008, Synthetech’s provision for credit losses were insignificant.

Concentrations of Credit and Market Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major and mid-size pharmaceutical companies as well as contract drug synthesis firms, emerging and established biopharmaceutical and medical device companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At December 31, 2009, two customers had accounts receivable balances of 20% and 12% of total accounts receivable.  At March 31, 2009, five customers had accounts receivable balances of 24%, 18%, 14%, 13% and 11% of total accounts receivable.  During the first nine months of fiscal 2010, sales to three customers, each exceeding 10% of revenue for the nine month period, accounted for approximately 68% of Synthetech’s revenue.  During the first nine months of fiscal 2009, sales to three customers, each exceeding 10% of revenue for the nine month period, accounted for approximately 42% of Synthetech’s revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

Synthetech reports a liability, if any, for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties, if any, are recorded as a component of income taxes.  No liability has been recorded for uncertain tax positions, or related interest or penalties.  Fiscal years 2007 through 2009 remain open and subject to audit by the Internal Revenue Service and equivalent state agencies.

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

Shares used to compute income (loss) per share are as follows:
	For the Three Months			For the Nine Months
	Ended December 31,			Ended December 31,
	2009		2008	2009	2008

Net income (loss)		$(650,000)	$566,000	$958,000	$494,000

Basic, weighted average shares		14,650,614	14,648,179	14,650,047	14,638,356
Dilutive effect of stock options		-	241,114	643,691	558,067
Diluted, weighted average shares		14,650,614	14,889,293	15,293,738	15,196,423

Basic income per share	$	(0.04)	$0.04	$0.07	$0.03

Diluted income per share		$(0.04)	$0.04	$0.06	$0.03

Recently Issued Accounting Pronouncements:  In September 2009, Synthetech adopted “The FASB Accounting Standards Codification” and “The Hierarchy of Generally Accepted Accounting Principles.”  “The Hierarchy of Generally Accepted Accounting Principles” establishes only two levels of U.S. generally accepted accounting principles (GAAP): (1) authoritative and (2) nonauthoritative. The “FASB Accounting Standards Codification” (the Codification) is now the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  Synthetech began to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in this filing.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on Synthetech’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements,” which addresses how revenues should be allocated among all products and services included in Synthetech’s sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption.  Synthetech is currently evaluating the impact of ASU 2009-13 on its financial statements.

NOTE C.           STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:
	For the Three Months		For the Nine Months
Cash Paid	Ended December 31,		Ended December 31,
	2009	2008	2009	2008

Interest	$32,000	$58,000	$103,000	$116,000

Taxes paid	$33,000	$-	$33,000	$-

NOTE D.           INVENTORIES

The major components of inventories, net of reserves, are as follows:

	December 31,	March 31,
	2009	2009

Finished products	$2,052,000	$1,782,000
Work in process	1,822,000	1,403,000
Raw materials	1,710,000	1,842,000
	$5,584,000	$5,027,000

NOTE E.            PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	December 31,	March 31,
	In Years	2009	2009
Land		$241,000	$241,000
Buildings	15 – 40	1,617,000	1,617,000
Machinery and equipment	5 – 17	3,509,000	3,371,000
Laboratory equipment	5 – 17	1,476,000	1,409,000
Furniture and fixtures	3 – 5	130,000	120,000
Construction in process		17,000	95,000
		6,990,000	6,853,000

Less:
Accumulated depreciation		(2,862,000)	(2,468,000)

		$4,128,000	$4,385,000

NOTE F.            ACCRUED COMPENSATION

Accrued compensation consists of the following:
	December 31,	March 31,
	2009	2009
Employee incentives	$467,000	$742,000
Accrued vacation	266,000	242,000
Accrued compensation	47,000	62,000

	$780,000	$1,046,000

NOTE G.           LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2.0 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  The facility contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  The credit facility is scheduled to expire on September 15, 2010.  As of December 31, 2009, Synthetech had no borrowings outstanding under the facility and approximately $1.7 million in availability.  Availability is computed as the total commitment of $2.0 million less amounts which are utilized by borrowings or other commitments, less amounts not supported by eligible accounts receivable or inventory.

NOTE H.           NOTES PAYABLE

During November and December 2009, Synthetech financed an aggregate of $200,000 of annual premiums for certain of its insurance policies under two separate financing agreements.  As of December 31, 2009, remaining payments under the first financing agreement consist of seven monthly installments of $15,891, including interest at a rate of 3.6%.  Remaining monthly payments under the second financing agreement consist of seven monthly payments of $8,511, including interest, at a rate of 3.6%. The aggregate amount outstanding under the two financing agreements as of December 31, 2009 was $169,000.

NOTE I.             LONG-TERM DEBT

Synthetech has entered into term loan facilities from the same finance company that provided Synthetech’s line of credit facility.  The loans contain no financial covenants and are collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.  Terms of the loans are as follows:

•
On November 5, 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The loan matures on November 5, 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on December 1, 2008, with a balloon payment of $200,000 due on maturity.  The note bears interest at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The amount outstanding under this term loan facility as of December 31, 2009 was $392,000.

•
On May 5, 2008, Synthetech entered into a term loan facility under which it borrowed $550,000. The loan matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The note bears interest at (a) 8% or (b) the prime rate plus 4%, whichever is higher.  In May 2010, Synthetech will pay an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  The amount outstanding under this term loan facility as of December 31, 2009 was $375,000.

Scheduled long-term debt principal repayments under the term loan facilities are as follows:

Years ending March 31,
2010	$52,000
2011	210,000
2012	505,000
Total	$767,000

NOTE J.            EMPLOYEE STOCK BENEFIT PLAN

Description of the Plan

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of Synthetech’s common stock on the date of grant.  Employee options generally vest (a) one-third on the date of grant and in equal annual installments between the date of grant and the subsequent two years or (b) over a three year period on their annual anniversary dates. On occasion, individual options may have different vesting terms.  Options granted to non-management Directors generally vest ratably over the five succeeding years from the date of grant.  All options expire no later than ten years from the date of grant.  As of December 31, 2009, a total of 284,850 shares were available for issuance under the 2005 Plan.

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the nine months ended December 31, 2009 is presented below:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of Options	Exercise Price	Contractual Term (years)	Intrinsic Value
Options outstanding, March 31, 2009	2,595,400	$0.92	6.6
Granted	-	-
Exercised	(2,000)	$0.29
Forfeited	(230,000)	$1.62
Options outstanding, December 31, 2009	2,363,400	$0.85	6.1	$715,000

Options exercisable, December 31, 2009	1,879,021	$0.94	5.5	$500,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the quarter ended December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on December 31, 2009.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of December 31, 2009, $122,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years.

No options were granted during the first nine months of fiscal 2010.    The weighted-average fair value of stock options issued during fiscal 2009 were determined utilizing the assumptions below:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008

Expected price volatility	-	61%	-	61%
Risk-free interest rate	-	1.58%	-	1.58%
Expected term in years	-	6.00	-	6.00
Dividend yield	-	-	-	-
Weighted average grant date fair value	-	$0.28	-	$0.28

Stock-based compensation expense was allocated as follows:

	For the Three Months		For the Nine Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008

Stock-based compensation expense:
Cost of revenue	$2,000	$18,000	$8,000	$48,000
Operating expenses	7,000	9,000	28,000	14,000
Stock-based compensation expense
before income taxes	9,000	27,000	36,000	62,000
Income tax benefit	-	-	-	-
Total stock-based compensation
expense after income taxes	$9,000	$27,000	$36,000	$62,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our future performance and operating results; expected revenue from and shipping dates for customer orders; future revenue for a customer market category; future revenue from multiple customer drug development projects all for a certain indication; customer budgetary or other considerations regarding order placement or timing of market demand; recurrence of large-scale projects; resolution of manufacturing process difficulties; estimated quarterly stock-based compensation amounts; the conditions of the fine chemicals industry; research and development in the pharmaceutical industry; the impact of any healthcare reform on the drug development industry; initiatives related to organic growth or corporate development strategies; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the timing and amount of such expenditures; the impact of a potential new operating facility in the San Diego, California area; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; general economic conditions; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management’s expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination, suspension or delay by customers of significant projects or orders; potential production or shipping delays; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards; and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements to reflect events or circumstances that may occur or arise after the date hereof or to reflect the occurrence of unanticipated events.

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

Financial Results
For the third quarter of our fiscal year ending March 31, 2010, Synthetech reported revenue of $2.4 million, gross income of $323,000 and a net loss of $650,000, or $0.04 per share.  These results compared to revenue, gross income and net income for the third quarter of fiscal 2009 of $5.0 million, $1.6 million and $566,000, respectively.

Revenue for the first nine months of fiscal 2010 was $11.1 million.  Related gross income was $4.0 million and net income was $958,000, or $0.07 per basic share, which were improvements compared to gross revenue of $3.6 million and net income of $494,000 for the first nine months of fiscal 2009 on revenue of $13.2 million.

Revenue declined for the three and nine months ended December 31, 2009 primarily due to fewer orders relating to large-scale projects, in part we believe due to order deferrals by certain customers in light of market and regulatory conditions, as discussed below.

The net loss for the three months ended December 31, 2009 compared to the net income for the prior year’s corresponding period is primarily attributable to the decrease in revenue of $2.6 million between the two periods.

The improvement in gross income for the nine months ended December 31, 2009 compared to the corresponding period for the prior fiscal year is attributable primarily to: more favorable product mix; raw material and other cost reductions; and improved throughput and efficiencies.

Results for the first nine months of fiscal 2010 includes $493,000 of employee incentives compared to $300,000 in the comparable period of fiscal 2009.  In May 2009, Synthetech implemented a reduction in force, resulting in $53,000 of severance costs in the first quarter of fiscal 2010.

During the first nine months of fiscal 2010, Synthetech generated $1.2 million in cash from operations and used $291,000 to repay borrowings and $151,000 for capital expenditures.  The outstanding balance on our credit facility at both March 31, 2009 and December 31, 2009 was $-0-.  Working capital increased $1.1 million to $7.0 million as of December 31, 2009, compared to $5.9 million at March 31, 2009.

Market Overview
During the fourth quarter of fiscal 2010 we expect to open a small laboratory facility in San Diego, California.  The facility will be designed for the manufacture of small-scale laboratory projects. The leased laboratory facility is in the process of being identified and will initially be staffed by two newly-hired chemists with experience in the synthesis of small molecules.  We believe that some of the small-scale business generated from this new facility will have the potential to mature into larger drug development projects which can be manufactured in our facility in Albany, Oregon.

We believe that in recent years Synthetech has been able to capitalize on new revenue opportunities because of its proprietary technology positions in both amino acid chemistry and multi-step chiral organic synthetic chemistry.  Several large multi-national pharmaceutical companies have made a strategic decision to outsource more of their manufacturing requirements. We believe we are well positioned to compete for these new opportunities because of our long association with the pharmaceutical industry, large-scale domestic manufacturing facility and our experienced research and development group.

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

Synthetech’s revenues are largely based on the status of individual, large-scale customer projects and can vary significantly from period to period and by customer market category.  Approximate revenue by customer market category for all types of projects for the first nine months of fiscal 2010 and 2009 was as follows:

Customer	For the Nine Months Ended December 31,
Market Category	2009	2008
Major and mid-size pharmaceutical	$6,678,000	$5,394,000

Contract drug synthesis	2,561,000	3,956,000

Emerging biopharmaceutical	1,454,000	1,476,000

Medical device	235,000	1,956,000

Established biopharmaceutical	52,000	338,000

Other	87,000	125,000

Total revenue	$11,067,000	$13,245,000

Information relating to the above table includes the following:

•
Increased revenue in the first nine months of fiscal 2010 from major and mid-size pharmaceutical companies was primarily the result of growth in existing large-scale projects.  We believe that our fiscal 2010 revenue from major and mid-size pharmaceutical companies may be mildly impacted by the current economic downturn.  However, we believe that revenue from these types of companies will depend more upon the status of individual drug development projects and customer acceptance of marketed products rather than on the prevailing economic environment.

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

•
Medical device revenue for the first nine months of fiscal 2010 resulted from a project with a single customer.  Due to existing high customer inventory levels, we do not anticipate further revenue in fiscal 2010 from this customer.  Market expectations from our customer suggest demand may return beginning in early to mid fiscal 2011.

•
Revenue during fiscal 2009 from established biopharmaceutical companies primarily represents sales to a single company in support of a particular drug development project.  We believe that this drug development project remains active but are uncertain regarding the timing of future customer orders.

Business Conditions
Synthetech’s order backlog as of December 31, 2009 and 2008 was approximately $2.7 million and $10.1 million, respectively.  The decrease in the backlog between the two periods primarily relates to a large order which was shipped in fiscal 2009 and the first quarter of fiscal 2010 and smaller orders during fiscal 2010.  We expect that most of the December 31, 2009 backlog will ship during the fourth quarter of fiscal 2010, which ends March 31, 2010.

Customer inquiries remain active and there are multiple large projects where Synthetech is pursuing orders.  Over the past three quarters, customers have appeared more cautious in placing orders and we believe that some order decisions are being deferred as a result of customers’ economic and regulatory considerations.  Uncertainty related to the present national debate on healthcare reform may also be hindering the funding of certain customer drug development projects.  Given this environment, we continue to focus on expanding our project pipeline and further developing a culture of improving operational efficiencies and cost reductions.

During recent years a substantial portion of Synthetech’s annual revenue has been derived from multiple customers’ development projects that target a common indication. Management commonly refers to this indication as Synthetech’s “franchise” business.  While this franchise business had a significant impact on our operating results in the first quarter of fiscal 2010, it has been in a temporary quiet cycle for the second and third quarters of fiscal 2010.  This fluctuation is not uncommon for projects moving through clinical development.  For the first nine months of fiscal 2010, approximately 33% of our revenue was derived from these franchise projects.  Management believes the franchise business has strong growth potential but that revenues from these projects will continue to fluctuate on a quarterly basis.  With quarter to quarter revenue fluctuations common in our industry, management believes year over year results are more indicative of our performance.

In addition to our organic growth initiatives, from time to time we may evaluate potential acquisition opportunities with complementary technologies and markets as a potential means of increasing the consistency of our quarterly revenue and expanding our markets.

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

Percentage of Revenue

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	86.6	67.8	64.1	73.2

Gross income	13.4	32.2	35.9	26.8

Research and development	9.1	6.3	6.9	7.2
Selling, general and administrative	27.4	13.5	18.9	15.1

Total operating expenses	36.5	19.8	25.8	22.3

Operating income (loss)	(23.1)	12.4	10.1	4.5

Interest income	0.0	0.0	0.1	0.0
Interest expense	(1.3)	(1.2)	(1.0)	(0.8)

Income (loss) before income taxes	(24.4)	11.2	9.2	3.7

Income taxes	(2.7)	-	(0.5)	-

Net income (loss)	(27.1)%	11.2%	8.7%	3.7%

Revenue

Revenue of $2.4 million for the third quarter of fiscal 2010 decreased by $2.6 million, or 52%, from revenue of $5.0 million for the third quarter of fiscal 2009.  Revenue of $11.1 million for the first nine months of fiscal 2010 decreased by $2.2 million, or 16%, from $13.2 million for the first nine months of fiscal 2009.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue.  Revenue from two large-scale projects was $893,000 during the third quarter of fiscal 2010.  Revenue earned from six large-scale projects was $3.6 million during the third quarter of fiscal 2009.

During the first nine months of fiscal 2010, Synthetech supported seven large-scale projects contributing $7.0 million in revenue for the period.   During the first nine months of fiscal 2009, eight large-scale projects contributed $7.4 million to revenue.  Six of these eight projects were also large-scale projects in the first nine months of fiscal 2010.

As discussed above, large-scale project revenue for the first nine months of fiscal 2010 includes $235,000 in revenue in support of a medical device project compared to $2.0 million in the comparable period of fiscal 2009.  Medical device revenue for the first nine months of fiscal 2010 resulted from a project with a single customer.  Due to existing high customer inventory levels, we do not anticipate further revenues in fiscal 2010 from this customer.

International sales, mainly to Europe, were $772,000 and $5.8 million in the third quarter and first nine months of fiscal 2010, respectively, compared to $2.5 million and $6.5 million in the third quarter and first nine months of fiscal 2009, respectively.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income

Gross income for the third quarter of fiscal 2010 decreased $1.3 million to $323,000, or 13% of revenue, compared to gross income of $1.6 million, or 32% of revenue, for the third quarter of fiscal 2009.  Gross income for the first nine months of fiscal 2010 increased $422,000, to $4.0 million, or 36% of revenue, compared to gross income of $3.6 million, or 27% of revenue, for the first nine months of fiscal 2009.

The decrease in gross income for the three months ended December 31, 2009 compared to the corresponding period for the prior fiscal year is primarily attributable to the decrease in revenue of $2.6 million between the two periods.

The improvement in gross income for the nine months ended December 31, 2009 compared to the corresponding period for the prior fiscal year is attributable primarily to: a more favorable product mix; raw material and other cost reductions; and improved throughput and efficiencies.

Manufacturing department costs incurred during the third quarter and first nine months of fiscal 2010 decreased $369,000 and $631,000, respectively, compared to the comparable periods of fiscal 2009.  Compensation and related costs, and operating costs such as maintenance and supplies decreased between the respective periods primarily as a result of Synthetech’s cost reduction efforts.

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

Operating Expenses

R&D Expense.  Research and development (R&D) expense for the third quarter of fiscal 2010 decreased $98,000 to $220,000, or 9% of revenue, compared to $318,000, or 6% of revenue, for the third quarter of fiscal 2009.  R&D expense in the first nine months of fiscal 2010 decreased $188,000 to $762,000, or 7% of revenue, compared to $950,000, or 7% of revenue, in the first nine months of fiscal 2009.  The decreases in R&D expense between these periods included:

•
aggregate decreases during the third quarter and first nine months of fiscal 2010 in compensation and related costs of $100,000 and $149,000, respectively, primarily due to the transfer of an R&D chemist to the Production Department and certain temporary vacancies, partially offset by general increases in salaries and benefits;

•	decreases during the third quarter and first nine months of fiscal 2010 in laboratory supplies of $13,000 and $53,000, respectively; and

•	net decreases during the third quarter and first nine months of fiscal 2010 in various expenses of $44,000 and $92,000, respectively;

partially offset by:

•
relative increases during the third quarter and first nine months of fiscal 2010 of $59,000 and $106,000, respectively, arising from decreases in the amount of R&D department costs allocated to inventory for the manufacture of customer products, as described below.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department at times manufactures small-scale products.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first nine months of fiscal 2010 and 2009 were $73,000 and $179,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense in the third quarter of fiscal 2010 decreased $22,000 to $658,000, or 27% of revenue, compared to $680,000, or 14% of revenue, in the third quarter of fiscal 2009.

The decrease in SG&A expense between these two periods includes:

•	an aggregate $124,000 decrease in compensation expense, comprised of a decrease in employee incentives of $123,000;

partially offset by:

•	an increase in outside services and professional fees of $72,000 in support of business advisory and marketing services; and

•	a net increase in various expenses of $30,000.

SG&A expense in the first nine months of fiscal 2010 increased $95,000 to $2.1 million, or 19% of revenue, compared to $2.0 million, or 15% of revenue, in the first nine months of fiscal 2009.

The increase in SG&A expense between the two nine-month periods included:

•
an aggregate $131,000 increase in compensation expense for the first nine months of fiscal 2010, comprised of an increase in employee incentives of $108,000 and various net increases in compensation and related benefit costs;

partially offset by:

•	a net decrease in various expenses of $36,000;

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Expense

Interest expense in the third quarter and first nine months of fiscal 2010 was $32,000 and $103,000 respectively, compared to $58,000 and $116,000, respectively, in the comparable periods of fiscal 2009.  The change in interest expense between the periods primarily relates to the level of borrowings on Synthetech’s line of credit and long-term debt.

Income Taxes

Income tax expense of $65,000 for the third quarter and first nine months of fiscal 2010 is composed of taxes calculated under the Federal alternative minimum tax and a new form of minimum tax recently approved by the voters in the State of Oregon, neither of which may be offset by Synthetech’s net operating loss carryforwards.  Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income (Loss)

As a result of the foregoing factors, the net loss for the third quarter of fiscal 2010 was $650,000 and net income for the first nine months of fiscal 2010 was $958,000.  Net income for the third quarter and first nine months of fiscal 2009 was $566,000 and $494,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $1.3 million at December 31, 2009, compared to $588,000 at March 31, 2009.

At December 31, 2009, Synthetech had working capital of $7.0 million, compared to $5.9 million at March 31, 2009.  The $1.1 million increase in working capital between the two periods was primarily the result of net income for the nine-month period of $958,000, non-cash charges for depreciation of $396,000, stock-based compensation of $36,000 and a loss on the retirement of equipment of $12,000, partially offset by repayments of long-term debt of $158,000 and capital expenditures of $151,000.

We generated cash in our operating activities of $1.2 million in the first nine months of fiscal 2010, compared to cash used in operating activities of $1.5 million in the first nine months of fiscal 2009.

In the first nine months of fiscal 2010, net income of $958,000, adjusted for non-cash charges of $444,000, contributed $1.4 million to cash provided by operating activities.  Accounts receivable decreased $1.0 million to $1.7 million at December 31, 2009, from $2.7 million at March 31, 2009, primarily due to a decrease in revenue between the two quarters.  Inventory increased $557,000 to $5.6 million at December 31, 2009, from $5.0 million at March 31, 2009.  Inventory has increased as part of Synthetech’s business strategy to maintain stocks of commonly sold items.  Primarily as a result of the renewal of insurance premiums, prepaid expenses increased $49,000 to $387,000 at December 31, 2009, from $338,000 at March 31, 2009.  During the third quarter, Synthetech financed $200,000 of insurance premiums which have been adjusted from the Condensed Statements of Cash Flows.  Accounts payable decreased $512,000 to $743,000 at December 31, 2009, from $1.3 million at March 31, 2009.  The decrease in accounts payable is reflective of the decrease in planned production activity between the two periods.  Accrued compensation, which is primarily composed of accrued employee incentives, accrued vacation pay and accrued compensation, decreased $266,000 to $780,000 at December 31, 2009, from $1.0 million at March 31, 2009.  Employee incentives approximating $700,000, which were earned in fiscal 2009, were paid to employees in July 2009.  Other accrued liabilities decreased $6,000 to $17,000 at December 31, 2009, from $23,000 at March 31, 2009.

Cash used in investing activities consists of expenditures for capital equipment.  Capital expenditures for the first nine months of fiscal 2010 were $151,000, compared to $926,000 in the comparable period of fiscal 2009.  Synthetech’s capital budget for fiscal 2010 is $1.0 million and is intended to increase manufacturing and analytical capacity, address opportunities for cost savings and replace aging equipment.  As a result of the current economic environment, Synthetech will closely manage and may defer certain of its capital expenditures scheduled for fiscal 2010.

Cash used in financing activities for the first nine months of fiscal 2010 was $291,000, compared to cash provided by financing activities of $1.4 million in the first nine months of fiscal 2009.  During the first nine months of fiscal 2010 Synthetech had scheduled debt repayments of $291,000.  During the first nine months of fiscal 2009 Synthetech had net borrowings of $666,000 on its line of credit, $1.1 million of borrowings pursuant to a long-term promissory note, scheduled debt repayments of $285,000 and proceeds from the exercise of stock options of $5,000.

Cash and cash equivalents increased $756,000 during the first nine months of fiscal 2010, to $1.3 million at December 31, 2009, from $588,000 at March 31, 2009.

Over the past three quarters, customers have appeared more cautious in placing orders and we believe that some order decisions are being deferred as a result of customers’ responding to the downturn in the economic environment, potential difficulties in the credit markets and regulatory considerations.  Uncertainty related to the present national debate on healthcare reform may also be hindering the funding of certain customer drug development projects.  We believe that this environment has unfavorably impacted the third quarter of fiscal 2010 and may have an unfavorable impact on future quarters.

As noted above, for the first nine months of fiscal 2010, our primary source of cash included funds generated from operations, and we had no borrowings under our $2.0 million line of credit.  Generally, we finance our more significant insurance premiums and did so again during the third quarter of fiscal 2010.  Other than the potential financing of our insurance premiums, we do not anticipate a need to enter into additional debt facilities, but may do so as needs arise or to provide flexibility for working capital purposes or the implementation of growth strategies.  From time to time, we may explore options to refinance our borrowings.

As discussed above, as of December 31, 2009 we had $1.3 million of cash and cash equivalents, $1.7 million of accounts receivable, no outstanding borrowings under our line of credit, and our backlog was $2.7 million.  Our line of credit facility matures in September 2010 and our term loans mature in May and November of 2011.  Based on these items and other assessments by management, we believe that our existing cash and cash equivalents, anticipated availability under our line of credit facility, and any funds generated from operations will be sufficient to support our operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under our line of credit facility or any funds generated from operations or from other sources will be sufficient to satisfy our liquidity requirements.

Synthetech’s current lender is a finance company that receives its liquidity and lending capacity from bank borrowings.  If, as a result of the difficulties in the credit markets or otherwise, our lender is unable to borrow funds from its banks, then our ability to borrow under our line of credit with the lender or refinance our term debt with such lender if needed would be impaired.  In addition, we are subject to a cash management system as part of our credit facility arrangement pursuant to which a significant portion of our cash flows is to accounts controlled by our lender.  If the recent economic difficulties or other factors were to affect the continued viability of our lender, our access to cash subject to this system could be harmed.  We currently believe our lender will remain viable.

OFF-BALANCE SHEET ARRANGEMENTS
Synthetech does not have special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity or capital resources.  As of December 31, 2009, Synthetech had employee agreements with its President and Chief Executive Officer, Vice President of Finance and Chief Financial Officer and Vice President of Operations.  The agreements generally provide that a termination of the executive without "cause" (as defined) or termination by the executive for "good reason" (as defined) obligates us to pay certain severance benefits specified in the agreement.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectability of specific accounts.  The allowance for doubtful accounts as of December 31, 2009 and March 31, 2009 was $15,000.  Synthetech’s provisions for credit losses for the first nine months of fiscal 2010 and 2009 were insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Shipping and handling costs are classified as part of cost of revenue.  Synthetech analyzes its agreements to determine whether elements can be separated and accounted for individually or as a single unit of accounting.  Allocation of revenue to individual elements which would qualify for separate accounting is based on the estimated fair value of the respective elements.

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

There has been no change in our internal control over financial reporting during the third quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

SYNTHETECH, INC.
(Registrant)

Date: February 11, 2010	By:	/s/ Gregory R. Hahn
Gregory R. Hahn
President and Chief Executive Officer

Date: February 11, 2010	By:	/s/ Gary A. Weber
Gary A. Weber
Vice President Finance and
Chief Financial Officer