Form 10-K
period 2010-03-31
SYNTHETECH INC
filed 2010-06-10
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010

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
YES __  NO __

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
Large Accelerated Filer __             Accelerated Filer __             Non-Accelerated Filer __               Smaller Reporting Company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     YES __   NO  X

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant, computed by reference to the last sales price ($1.03) as reported by the Over-the-Counter Bulletin Boards, as of the last business day of the registrant’s most recently completed second fiscal quarter (September 30, 2009), was $13,639,530.

As of June 9, 2010, there were 14,664,614 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

General
Synthetech, Inc., an Oregon corporation incorporated in 1981, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  Synthetech develops and manufactures proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, and peptide fragments in accordance with guidelines for Current Good Manufacturing Practices (cGMP) of pharmaceutical ingredients. Synthetech’s products are used in the development and manufacture of therapeutic peptides and peptidomimetic (peptide-like) and small molecule drugs in clinical studies and commercial applications.  Synthetech’s domestic and international customer base includes major pharmaceutical companies as well as contract drug synthesis firms, emerging and established biopharmaceutical and medical device companies.  Synthetech’s products apply to a broad spectrum of drugs with indications for the treatment of AIDS, cancers, hepatitis C, cardiovascular and other diseases.  In addition to supporting projects in the traditional pharmaceutical market, Synthetech also supports projects in the medical device and selected specialty chemical sectors.

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

Pharmaceutical companies also evaluate drug candidates commonly referred to as "peptidomimetic" drugs because they exhibit peptide-like qualities in molecules containing chemically modified amino acids (specialty amino acids) within non-peptide structures.  Small molecule drugs also are developed for unique biological activity and may not contain any amino acids in their structures. Peptidomimetic and small molecule drugs typically are less potent than peptides and can often be administered orally.  Customers of these products require hundreds of kilos to low tons during clinical trials and multi-ton up to 100 ton quantities for marketed drugs.

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

Growth Strategy
Synthetech’s primary business objectives are to become a consistently profitable and growing fine chemical company.  Synthetech seeks to implement the following strategy to achieve these objectives:

•
Expand Core Chemical Technologies into Custom Organic Synthesis.  With many years of experience producing amino acid derivatives, Synthetech has developed extensive expertise in applications of chiral synthetic methodologies.  Synthetech has leveraged this expertise into the custom manufacture of chiral products that do not contain amino acid components.  Expansion into custom manufacturing of non-amino acid products has created additional opportunities for Synthetech.

•
Leverage Pharmaceutical Experience to New Customers.  Synthetech is leveraging its custom chemical capabilities, unique technologies and cGMP-compliant manufacturing to expand its customer base into areas not traditionally targeted by Synthetech.  These newer customers, which include emerging biopharmaceutical companies and medical device manufacturers, may assist in providing more consistent sources of revenue compared to those from our traditional customer base alone.  Product opportunities relating to these customers include the manufacture of medical device components and active pharmaceutical ingredients (or APIs).

•
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

Product Overview
Synthetech's products include customer-proprietary custom organic molecules (both those containing and not containing amino acids) and specialty amino acids derivatives all produced from synthetic organic and biocatalysis technologies.  Synthetech considers its own chiral technology platforms as sources of sustainable competitive advantage.  Synthetech’s products are used as starting materials and intermediates in the manufacture of peptide, peptidomimetic and small molecule drugs produced by pharmaceutical company customers.  In many cases, a customer has a proprietary position in the custom product Synthetech produces.  Customers seek technical prowess and production flexibilities from suppliers.  Speed, quality and reliability are key competitive factors in the supply of custom products.  Specialty amino acids are not customer proprietary in many cases and may be sold to numerous customers.  Synthetech maintains inventories of certain key specialty amino acids for immediate delivery to customers according to market demand.

Synthetech's revenues depend significantly on our customers’ successful development and commercialization of new drugs, medical devices or other products.  Accordingly, our revenues historically have exhibited material fluctuations as significant events in the life cycle of drug development occurs, such as large demand swings when a drug reaches commercial launch or fails in clinical studies.  Synthetech strives to reduce fluctuations in revenues by maximizing the number of customers’ projects in its portfolio and executing its strategic initiatives.  New opportunities for development and manufacture of specialty chemicals, chemically based medical device components and active pharmaceutical ingredients provide additional opportunities for growth and more stable revenues.

Segment Information
Synthetech operates in one business segment for the development and manufacture of proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, peptide fragments and chemically based medical devices primarily for the pharmaceutical industry.  From time to time, Synthetech has supported customer projects in the cosmetics and specialty chemical sectors.

Marketing and Sales
Synthetech markets its products and capabilities primarily through direct customer visits and attendance at trade shows, and secondarily through listings in biotechnology and chemical industry directories, advertisements in chemical trade periodicals and through Synthetech's website.  Synthetech's sales personnel maintain ongoing direct relationships with major pharmaceutical, emerging biopharmaceutical, contract drug synthesis and medical device firms that have demand for Synthetech’s products.  Although Synthetech typically sells products directly to customers, independent sales representatives assist sales in Europe and Asia.

Customers
Synthetech has numerous pharmaceutical customers in a variety of countries.  Revenues from Synthetech’s largest customers typically vary each year depending on the demand for key projects in their developmental or commercial cycles.  During fiscal 2010, our top ten customers accounted for approximately 84% of revenues.  Of these ten customers, five were major pharmaceutical companies, two were contract drug synthesis companies, two are emerging biopharmaceutical companies and one is a specialty chemical company.  For fiscal 2010, Roche, Abbott Laboratories and Polypeptide Laboratories accounted for approximately 34%, 14% and 14% of revenue, respectively.  No other customer accounted for over 10% of revenue in fiscal 2010.

Revenue from international customers, predominantly in Europe, was $7.1 million in fiscal 2010 and $11.1 million in fiscal 2009, representing approximately 46% and 56% of Synthetech’s total revenue for those respective periods.

Competition
Synthetech has numerous competitors in the United States, Europe and Asia.  Because of the breadth of chiral technology expertise and strategies implemented at Synthetech, most competitors are multinational, technically-advanced Western manufacturers.  Synthetech has experienced some low-cost Asian competition for basic products.  Competition increases when drug development programs reach late clinical trials and move into commercial status, a result of increased demands and pharmaceutical companies’ policies for establishing second sources of key ingredients.  Many competitors have significantly greater research, production, financial and marketing resources than we do; however, we believe that Synthetech’s primary competitive advantage is its broad platform of chiral chemistries useful in creating unique solutions for customer projects.   Synthetech continues to pursue new technologies and chemistries to advance this position.  Companies engaged in the production of fine chemicals compete primarily on price, quality, speed and reliability.  Synthetech also faces indirect competition from the developmental and manufacturing capabilities of major pharmaceutical companies, who may elect to manufacture products internally.  However, Synthetech believes that these pharmaceutical customers, who are facing reduced resources and cost restructuring programs, are not utilizing internal upstream integration as frequently as in recent years.

Raw Materials
Synthetech relies on independent suppliers for key raw materials, consisting primarily of a wide variety of chemicals.  Generally, we use raw materials available from more than one source.  We purchase raw materials from both domestic and international sources, including various manufacturers in China.  We believe the scheduled delivery time frames for most of our raw material requirements are consistent with our production schedules.  However, on occasion certain materials have extended lead times which have delayed some deliveries to our customers.

Research and Development
Research and Development (R&D) at Synthetech has three major functions: (1) to develop commercially viable routes for the manufacture of products, particularly custom products, (2) to develop unique methodologies to enhance Synthetech’s technology-based competitive position in accordance with targeted market trends and (3) quickly process small-scale customer development orders.  Synthetech’s R&D staff of 10 employees are predominantly comprised of Ph.D. and Masters degreed chemists.  Most Synthetech technologies are held as trade secrets due to the ease of engineering around and the difficulty of enforcing process patents.

Employees
As of March 31, 2010, Synthetech had 63 employees, 60 of which were located in Albany, Oregon.  Our Director of Business Development is located in New Jersey.  Our San Diego Research Center (SDRC) presently has two chemists.  None of our employees are covered by collective bargaining agreements.

Regulatory Matters
Because Synthetech’s products are intermediates sold to drug manufacturers, we generally have not been directly affected by U.S. FDA regulation, which is primarily directed at the manufacturers of active pharmaceutical ingredients.  Our customers do, however, typically conduct periodic reviews and audits of our operations, including our inspection and quality assurance programs.  These programs involve materials tracking, record keeping and other documentation. Some customers request Synthetech to manufacture and supply products with additional processing that complies with the FDA’s cGMP guidelines for advanced pharmaceutical intermediates.  Because these programs include more extensive quality assurance systems and documentation, our expenses associated with operating and maintaining cGMP compliant programs are higher than for non cGMP compliant programs.

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

Expenditures for capital equipment related to maintaining compliance with government regulatory matters were insignificant in fiscal 2010 and are anticipated to be insignificant in fiscal 2011.

Synthetech maintains property damage insurance, liability insurance, environmental risk insurance and product liability insurance, subject to deductibles that management believes are standard for similarly situated companies in the industry.  However, coverage may be inadequate to cover potential liabilities.

Geographic Areas
See the Notes to the accompanying Financial Statements.

Available Information
We maintain a website at www.synthetech.com.  The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  We make available, free of charge, on our website a link to Section 16 reports, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC.  Our reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.  We also post on our website our Code of Ethics for our principal executive officer, principal financial officer and principal accounting officer or controller (or persons performing similar roles).  We intend to post on our website any amendment to or waiver from the Code of Ethics applicable to such officers within four days of any such amendment or waiver.

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

Synthetech's cash position is limited and at times in the past we have incurred substantial losses and negative cash flow. As of March 31, 2010, Synthetech had cash and cash equivalents of $1.1 million.  Synthetech was not profitable from fiscal 2001 through 2006 and again in fiscal 2008.  Further significant losses or negative cash flow and a resulting deterioration in Synthetech’s cash position and working capital would impair our ability to continue operations in their present form, if at all.  Operating losses, unanticipated expenses or our pursuit of strategic opportunities may require additional debt or equity financing.  Any required financing may not be available when needed or on acceptable terms.  If we were to raise additional funds by issuing equity, the percentage ownership of our existing shareholders would be diluted, and these securities might have rights superior to those of our common stock.  If we were to incur additional indebtedness, our interest expense and leverage would increase, as would the number of creditors’ claims taking priority over any distributions to shareholders if we were to cease operations.

As a manufacturer, Synthetech continually faces risks regarding the availability and costs of raw materials and labor, the sourcing of and financing for additional capital equipment and increased maintenance costs.

The market for our products is uncertain, which could cause period-to-period revenue fluctuations.  Historically, Synthetech has experienced substantial period-to-period revenue fluctuations reflecting the industry environment in which Synthetech operates and fluctuating levels of customer orders.  The market for our products is driven primarily by the market for synthetically manufactured peptide, peptidomimetic, small molecule and other drugs into which they are incorporated.  The drug development process is dictated by the marketplace, drug companies and the regulatory environment.  Synthetech has no control over the pace of peptide, peptidomimetic, small molecule and other drug development, which drugs get selected for clinical trials, which drugs are approved by the FDA, and, even if approved, the ultimate market potential of such drugs.  Recurring sales of Synthetech’s products for discovery or clinical trial stage development programs are not consistent or predictable.  The high failure rates for drug development programs results in a significant likelihood that there will be no subsequent or “follow-on” sales for any particular drug development program.  Accordingly, the level of purchasing by our customers for specific drug development programs varies substantially from period to period and we cannot rely on any one customer or project as a consistent source of revenue.

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

We depend on a small number of customers.  A few Synthetech customers, who generally vary from year to year, and their large-scale projects have accounted for the majority of our revenue each year.  We expect this dependence to continue.  During fiscal 2010, our top ten customers accounted for approximately 84% of our revenue and the largest three customers accounted for approximately 62% of our revenue.  The loss of any key customer or the loss or termination of any large-scale project could significantly harm our operating results, financial condition and business.

Production problems may decrease our revenues and increase our costs. We have seen significant improvements in our production processes during fiscal 2009 and 2010.  However, in prior periods, production process difficulties have reduced revenue and increased per unit costs, significantly hindering our financial results.  We continue to address weaknesses in our manufacturing processes.  In addition, despite Synthetech's process technology and manufacturing experience, initial batches of new products and scaling up production of existing products may result in significantly lower than expected yields or may require substantial rework to meet the required specification.  Production of new products may result in write-offs if the manufacturing costs associated with new processes exceed the selling price for the initial batches of product.  Any write-offs reduce our gross margin.

The present economic downturn may impair the financial soundness or continuing viability of our customers, which could adversely affect Synthetech’s results of operations. If Synthetech’s customers are unsuccessful in generating sufficient revenue or are precluded from securing financing, they may reduce their purchases of our products or may not be able to pay, or may delay payment of, accounts receivable that are owed to us.  In particular, revenue from emerging  biopharmaceutical companies could be adversely affected if these customers are unable to obtain necessary additional funding from the financial markets.  In addition, the economic downturn may cause some of our customers to discontinue operations.  Any inability of current or future customers to continue to purchase products or to pay us for purchased products will adversely affect our results of operations and cash flow.

The current capital and credit market conditions may adversely affect our access to capital and cost of capital.  The general economic and capital market conditions in the United States and other parts of the world have adversely affected access to capital and increased the cost of capital. If these conditions continue or become worse, Synthetech’s cost of capital and our access to capital could be adversely affected. Synthetech’s current lender is a finance company that receives its liquidity and lending capacity from bank borrowings.  If Synthetech’s lender is unable to borrow funds from its banks, our ability to continue to borrow under our line of credit with the lender or refinance our term debt with such lender if needed would be impaired.

The current economic downturn may adversely affect parties that control our cash management system, which could adversely affect our liquidity and business. We are subject to a cash management system as part of our credit facility arrangement, pursuant to which most or all of our cash flows to accounts controlled by our lender.  If the current economic downturn or other factors were to affect the continued viability of this lender, our access to cash subject to this system could be harmed, which would adversely affect our financial condition, liquidity and ability to meet our financial obligations.

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

The loss of any of our key personnel could materially adversely affect our business. Synthetech’s success depends largely on its President and Chief Executive Officer, its Vice President of Finance and Chief Financial Officer, its Vice President of Sales and Marketing, its Vice President of Operations and its Technical Director and other key employees, particularly its chemists.  Synthetech does not have key-man life insurance on any of these employees. The loss of any of these key employees could result in delays to production, loss of sales and diversion of management resources.  There is substantial competition for experienced technical and, sales and marketing personnel in the fine chemicals industry where some of Synthetech's competitors have greater resources than Synthetech. If Synthetech is unable to retain its existing personnel, or attract and retain additional qualified personnel, it could have a material adverse effect on Synthetech.

We face increasing competition. As the market for our products has continued to mature with multi-ton order sizes becoming more prevalent, the competition in our market sector has intensified.  Current competition in the multi-kilo or smaller quantities of natural amino acid based products comes primarily from several European fine chemical companies.  Multi-ton order sizes of these natural amino acid based products have begun to attract competition from a wider group of domestic and international chemical companies.  In the area of synthetic amino acid based products, we face competition on a selective product basis from fine chemical producers in Europe, Japan and the United States.  Competition from companies in China, India and South Korea persists and management believes that this source of competition will continue in the foreseeable future.  Competitors with operations based in developing countries may benefit from a lower cost structure than similar operations based in developed countries such as the United States.

We face risks of technological change.  The market for Synthetech’s products is characterized by changes in both product and process technologies.  Our future operating results will depend upon our ability to improve and market our existing products and to successfully develop, manufacture and market new products.  We may not be able to continue to improve and market our existing products or develop and market new products, and technological developments could cause our existing products and technologies to become obsolete or noncompetitive.

Industry cost factors beyond our control may adversely affect our revenue and profits.  The market for Synthetech’s products used by pharmaceutical companies depends on the market for pharmaceutical products.  The levels of revenue and profitability of pharmaceutical companies may be adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the cost of health care through various means.  For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control.  In the United States, there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar government controls on pricing or profitability.  In addition, in the United States and elsewhere, sales of prescription pharmaceuticals depend in part on the availability of reimbursement to the consumer from third party payers such as government and private insurance plans.  Third party payers are increasingly challenging the prices charged for medical products and services.  Peptide, peptidomimetic and small molecule drugs may not be considered cost effective, and reimbursement may not be available or sufficient to allow these drugs to be sold on a profitable basis.  In addition, as cost pressures in the pharmaceutical industry have tightened, the cancellation rate for drug development programs has increased.  Industry cost pressures can also cause pharmaceutical companies to investigate alternative drug manufacturing processes that may not include Synthetech’s products.

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

Our property, plant and equipment may become further impaired.  As of March 31, 2010, the net book value of property, plant and equipment reported on our balance sheet was $4.1 million, or approximately 37% of shareholders’ equity.  We perform a periodic assessment of the carrying value of our property, plant and equipment for potential impairment.  If property, plant or equipment is determined to be impaired in the future we would reduce the book value of the applicable assets and record a corresponding charge to our results of operations.

Our costs may increase to comply with cGMP guidelines or to produce APIs.  Because Synthetech’s products are intermediates sold to drug manufacturers, we generally have not been directly affected by FDA regulation, which is primarily directed at the drug manufacturers for active pharmaceutical ingredients (APIs).  However, some customers request that Synthetech manufacture and supply products with additional processing that complies with the FDA’s Current Good Manufacturing Practice (cGMP) guidelines for APIs.  Because these programs include more extensive quality assurance systems and documentation, our expenses associated with establishing and maintaining cGMP compliant programs may increase, including additional capital expenditures.

Our business is subject to risks associated with doing business internationally. Sales to customers outside the United States accounted for approximately 46% of our net sales during fiscal 2010 and 56% for fiscal 2009.  We expect that international sales will continue to account for a significant percentage of net sales.  Our business is and will be subject to the risks generally associated with doing business internationally, including changes in demand resulting from fluctuations in exchange rates, foreign governmental regulation and changes in economic conditions. These factors, among others, could influence our ability to sell our products in international markets.  In addition, sales of Synthetech's products are subject to the risks associated with legislation and regulation relating to exports, including quotas, duties or taxes and other charges, restrictions and retaliatory actions on international sales.  We are also subject to similar risks with respect to the importation of raw materials from foreign countries.  Changes in these regulations could increase costs or prevent us from accessing materials necessary for our products.

We substantially operate from a single facility, which make us vulnerable to any disruption thereof, and demand for our products may not match our manufacturing capacity. We utilize a single facility located in Albany, Oregon, for substantially all of our manufacturing, administrative, research and development and other functions. We depend on our laboratories and manufacturing facilities for the continued operation of our business.  A disruption in our production or distribution or damage to or destruction of our facility due to an earthquake, explosion or other event would have a material adverse effect on our financial results and business.  Conversely, we may not have sufficient product demand to efficiently utilize our existing capacity, which excess capacity could also have a material adverse effect on our operating results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Synthetech’s headquarters and production facility are located in Albany, Oregon.  Synthetech purchased its production facility in 1987.  Since then, the site has undergone a number of plant and building expansions.  At present, Synthetech’s operating facilities aggregate 47,700 square feet and are comprised of production, pilot plant, laboratory, warehouse and office space.  These facilities include a separate 20,000 square foot production facility.  Synthetech also owns an office and warehouse facility adjacent to its production facilities.  This building contains approximately 1,700 square feet of office space and approximately 3,000 square feet of warehouse space.

In February 2010, Synthetech entered into a lease for approximately 3,700 square feet of laboratory and office space.  The leased facility in located in San Diego, California and is referred to as Synthetech San Diego Research Center (SDRC).  The lease expires in August 2013.

ITEM 3.  LEGAL PROCEEDINGS

Synthetech is presently not a party to any legal proceedings.  From time to time Synthetech may be involved in litigation arising in the normal course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Synthetech did not submit any matters to a vote of its shareholders during the fourth quarter of fiscal 2010.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information about our current executive officers.

Name	Age	Positions and Offices with Synthetech	Officer Since
Dr. Gregory R. Hahn	54	President and Chief Executive Officer	2006
Gary A. Weber	52	Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer	2002
Brett S. Reynolds	38	Vice President of Sales and Marketing	2008
Dr. Frederic C. Farkas	48	Vice President of Operations	2009

Gregory R. Hahn, Ph.D.  Dr. Hahn joined Synthetech as President and Chief Operating Officer in September 2006.  Dr. Hahn assumed the responsibilities of Synthetech's President and Chief Executive Officer on July 1, 2008.  From 1999 until joining Synthetech, Dr. Hahn worked for the FMC Corporation and most recently was the Organics Global Business Director for its Lithium Division, based in Charlotte, North Carolina.  His experience previous to FMC was as Vice President, Sales, at Sigma Aldrich Fine Chemicals, St. Louis, Missouri and as Marketing and Development Manager at Koch Chemical Company, Corpus Christi, Texas.  Dr. Hahn received his Bachelor of Science in Chemistry from Pacific Lutheran University, Tacoma, Washington, and his Ph.D in Organic Chemistry from the University of California, Davis.

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

Frederic C. Farkas, Ph.D.  Dr. Farkas joined Synthetech as Director of Manufacturing in October 2008 and was promoted to Vice President of Operations in March 2009. Dr. Farkas has over 13 years experience with amino acid derivatives, peptides and API manufacturing from previous positions in manufacturing and supply chain management in Switzerland mainly at Novartis AG, Bachem Corporation and Senn Chemicals Company, where he served until 2007 as Director of Manufacturing. Dr. Farkas earned a Bachelor of Science degree in Chemistry in 1985 and a Ph.D. in Organic Chemistry in 1991 from the University Basel in Switzerland.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S
COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information.

Stock Listing and Quarterly Highs and Lows:
Beginning May 23, 2007 prices for Synthetech’s common stock were reported on the OTC Bulletin Boards under the symbol NZYM.OB.  The last sales price as reported by the OTC Bulletin Boards, as of March 31, 2010 was $0.60 per share.

The following table sets forth the range of high and low bid information and high and low sales prices for the common stock for the last two fiscal years as reported by the OTC Bulletin Boards.

	Fiscal Year Ended March 31,
	2010		2009
	High	Low	High	Low
First Quarter	$1.04	$0.50	$1.20	$0.55
Second Quarter	$1.06	$0.51	$1.08	$0.60
Third Quarter	$1.29	$0.75	$0.70	$0.40
Fourth Quarter	$1.05	$0.55	$0.85	$0.46

(b)	Holders. The number of record holders of Synthetech common stock as of June 8, 2010 was 452.

(c)	Dividends. Synthetech has not paid dividends on its common stock since its inception. We do not anticipate that we will pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data was derived from Synthetech’s audited financial statements.  The following data should be read in conjunction with “Item 8.  Financial Statements and Supplementary Data” and “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K.

	Year Ended March 31,

Synthetech, Inc.	2010	2009	2008	2007	2006

STATEMENTS OF OPERATIONS DATA:	(in thousands, except per share data)

Revenue	$15,244	$19,862	$14,561	$12,910	$5,819

Cost of revenue	10,026	14,314	11,707	9,269	6,413

Gross income (loss)	5,218	5,548	2,854	3,641	(594)

Research and development	1,120	1,302	1,362	1,117	943
Selling, general and administrative	2,739	2,938	2,603	2,282	2,249

Operating income (loss)	1,359	1,308	(1,111)	242	(3,786)

Net income (loss)	1,157	1,151	(1,174)	193	(3,501)

Basic and diluted income (loss) per share	0.08	0.08	(0.08)	0.01	(0.24)

	March 31,

	2010	2009	2008	2007	2006

BALANCE SHEET DATA:	(in thousands)

Cash and cash equivalents	$1,062	$588	$1,062	$259	$1,233
Marketable securities	-	-	-	-	800
Working capital	7,277	5,935	4,448	5,585	5,044
Total assets	13,275	13,007	12,111	11,332	10,494

Long-term debt, net of current portion	505	715	-	-	-
Retained earnings (deficit)	1,274	117	(1,034)	140	(53)
Shareholders’ equity	10,822	9,605	8,359	9,331	9,088

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements and the notes thereto included within this Annual Report on Form 10-K.  This discussion contains forward-looking statements relating to future events or the future performance of Synthetech.  Our actual results could differ materially from those anticipated in these forward-looking statements.  Please see “Forward-Looking Statements” at the end of this discussion and Item 1A “Risk Factors” for a discussion of certain of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW
Synthetech, Inc., based in Albany, Oregon, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  We develop and manufacture proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, and peptide fragments primarily for the pharmaceutical industry.  Synthetech produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations.  Our products support the development and manufacture of therapeutic peptides, peptidomimetic (peptide-like) and small molecule drugs from early stages of a customer’s clinical development through market launch and into commercial production.  Synthetech’s products also support the production of chemically-based medical devices.  Synthetech’s domestic and international customer base includes major and mid-size pharmaceutical, contract drug synthesis, emerging biopharmaceutical, established biopharmaceutical and medical device companies.  We also supply catalog quantities of specialty amino acids to research institutions, universities and drug discovery firms.

Financial Results
Synthetech generated revenue of $15.2 million for the fiscal year ended March 31, 2010.  Related fiscal 2010 gross income was $5.2 million, or 34% of revenue, operating income was $1.4 million, or 9% of revenue, and net income was $1.2 million, or $0.08 per share of common stock.  In fiscal 2009, Synthetech reported revenue and related net income of $19.9 million and $1.2 million, or $0.08 per common share, respectively.  As a result of aggressive cost reduction efforts, fiscal 2010 net income slightly exceeded fiscal 2009 net income on $4.6 million, or 23%,  less revenue.

During fiscal 2010 Synthetech generated $1.1 million in cash from operations and used $220,000 in capital expenditures and used another $424,000 for debt repayment.  The outstanding balance on our credit facility at the beginning and end of fiscal 2010 was $-0-.  Working capital increased $1.3 million to $7.3 million as of March 31, 2010, compared to $5.9 million at March 31, 2009.

Market Overview
During recent years a substantial portion of Synthetech’s annual revenue has been derived from multiple customers’ development projects that target a common indication. Management commonly refers to this indication as Synthetech’s “Hepatitis C drug franchise” business.  While this franchise business had a significant impact on our operating results in the first quarter of fiscal 2010, it has been in, what we believe to be,  a temporary quiet cycle for the remainder of fiscal 2010.  This fluctuation is typical for projects moving through clinical development.  The length of time between orders for phase II and Phase III clinical studies is difficult to predict.  For fiscal 2010 and 2009, approximately 25% and 29%, respectively, of our revenue was derived from these franchise projects.  Management believes the franchise business has strong growth potential but that revenues from these projects will continue to fluctuate on a quarterly basis.  With quarter to quarter revenue fluctuations common in our industry, management believes year over year results are more indicative of our performance.

During the fourth quarter of fiscal 2010 we began establishing a small laboratory facility in San Diego, California.  Our San Diego Research Center (SDRC) is designed for the manufacture of small-scale laboratory projects and will begin operations in the first quarter of fiscal 2011. Initially, the leased laboratory facility will be staffed by two newly-hired chemists with experience in the synthesis of small molecules.  We believe that some of the small-scale business generated from SDRC will have the potential to mature into larger drug development projects which can be manufactured in our facility in Albany, Oregon.

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

Synthetech’s revenues are largely based on the status of individual, large-scale customer projects and can vary significantly from period to period and by customer market category.  Approximate revenue by customer market category for all types of projects for fiscal 2010 and 2009 was as follows:

Customer	For the Year Ended March 31,
Market Category	2010	2009
Major and mid-size pharmaceutical	$9,110,000	$10,206,000
Contract drug synthesis	3,356,000	4,818,000
Emerging biopharmaceutical	1,573,000	1,576,000
Specialty chemical (non-pharmaceutical)	664,000	-0-
Medical device	235,000	2,271,000
Established biopharmaceutical	202,000	824,000
Other	104,000	167,000
Total revenue	$15,244,000	$19,862,000

Information relating to the above table includes the following:

•
Decreased revenue in fiscal 2010 from major and mid-size pharmaceutical companies was primarily the result of order timing related to existing large-scale projects.  We believe that our fiscal 2011 revenue from major and mid-size pharmaceutical companies may be adversely impacted by current economic conditions and uncertainties related to the issues surrounding healthcare reform.  However, we believe that revenue from these types of companies depends more upon the status of individual drug development projects and customer acceptance of marketed products rather than on the prevailing economic or regulatory environment.

•
A portion of our fiscal 2010 revenue from contract drug synthesis companies was unfavorably affected by the level of business our customers receive from their pharmaceutical customers.  We expect that this trend may continue in fiscal 2011.  Our fiscal 2011 revenues from this customer category will depend to a larger extent upon the status of individual drug development and market for commercial projects in which we supply materials.

•	Despite the difficult economic environment, we continue to receive new orders and significant inquiries from some of our emerging biopharmaceutical customers.

•
Revenue from our specialty chemical customer market category is primarily in support of projects in a sector outside of pharmaceuticals and medical devices.  We expect these projects to continue into fiscal 2011.

•
Medical device revenues for fiscal 2010 and for a substantial portion of fiscal 2009 resulted from one project with a single customer.  Due to existing high customer inventory levels, we are uncertain when customer demand for our product will return. We understand that the product we supply is in support of a commercial contact lens application that is being rolled out to broader geographical markets.

•
Revenues during fiscal 2010 and 2009 from established biopharmaceutical companies primarily represent sales to a single company in support of a particular drug development project.  We understand this drug development project remains active but are uncertain regarding the timing of orders for the next level of development.

Synthetech’s order backlogs as of March 31, 2010 and 2009 were approximately $1.3 million and $6.8 million, respectively.  We expect that a majority of the March 31, 2010 backlog will ship during the first quarter of fiscal 2011, which ends on June 30, 2010.  The decrease in the backlog between the two periods primarily relates to a large order Synthetech received in fiscal 2009 that shipped in fiscal 2009 and 2010.  Synthetech’s order backlog can change quickly with the addition of a new large order or the shipment of a significant order.  Our project-based business model makes forecasting difficult, with many uncertainties.  While we face market challenges, we are optimistic of Synthetech's performance as we continue to address costs for raw materials, production wastes, and supplies while pursuing new and existing top line growth opportunities. For fiscal 2011, we anticipate an increase in our cost structure as we bring SDRC on-line and hire additional sales personnel.  We believe that these additional costs will be more than offset by increased revenue.

Customer inquiries remain active and there are multiple large projects where Synthetech is pursuing orders.  Over the past year, customers have appeared more cautious in placing orders and we believe that some order decisions are being deferred as a result of customers’ economic and regulatory considerations.  Uncertainty related to the present status of healthcare reform may be hindering the funding of certain customer drug development projects.  Given this environment, we continue to focus on expanding our project pipeline and further developing a culture of improving operational efficiencies and cost reductions.

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

Customer Market	Number Of	Clinical Trial Phase			Marketed	Total
Category	Companies	I	II	III	Product	Projects

Major and mid-size pharmaceutical	13	11	6	4	5	26
Contract drug synthesis	4	-	-	-	6	6
Established biopharmaceutical	2	1	2	-	-	3
Emerging biopharmaceutical	10	5	2	3	-	10
Medical device	2	-	-	-	2	2
Specialty chemical (non-pharmaceutical)	1	-	-	-	1	1
Total	32	17	10	7	14	48

OPERATIONS
The following table sets forth, for the periods indicated, the percentage of revenue represented by each item included in Synthetech’s Statements of Operations.

Percentage of Revenue

	For the Year Ended March 31,

	2010	2009

Revenue	100.0%	100.0%
Cost of revenue	65.8%	72.1%

Gross income	34.2%	27.9%

Research and development	7.3%	6.5%
Selling, general and administrative	18.0%	14.8%

Operating income	8.9%	6.6%

Interest income	-	-
Interest expense	(0.8%)	(0.8%)

Income before income taxes	8.1%	5.8%

Income tax expense	0.5%	-

Net income	7.6%	5.8%

Revenue
Synthetech’s revenue was $15.2 million and $19.9 million in fiscal 2010 and 2009, respectively.  Revenue decreased 23% in fiscal 2010 as compared to fiscal 2009 and increased 36% in fiscal 2009 as compared to fiscal 2008.  The decrease in revenue between fiscal 2010 and 2009 was primarily the result of a decrease in activity related to our medical device customer projects and to a lesser extent all other customer market categories excluding specialty chemical.  A decrease of $2.0 million between the two periods in the medical device sector relates to the timing of customer marketing strategies, market acceptance and adequate customer inventories.  The decrease across all market categories except specialty chemical was indicative of the economic environment in which Synthetech operated during fiscal 2010.  Fiscal 2010 revenue includes $664,000 from the specialty chemical market category, which relates to a single customer project that is not related to the pharmaceutical market.

Revenue from large-scale customer projects was $8.9 million and $12.2 million for fiscal 2010 and 2009, respectively.

The eight large-scale projects for fiscal 2010 supported three marketed products and five drug development projects.  The marketed products include a cancer drug, a product for a specialty chemical customer and a chemically derived medical device. The remaining five large scale projects all support customer drug development programs.

In addition to large-scale projects, a number of mid-sized and smaller projects significantly contributed to our revenues during both fiscal 2010 and 2009.  While individually smaller in dollar value, these projects support a wide variety of programs for our major pharmaceutical, emerging and established biopharmaceutical and contract drug synthesis customers.

International revenue, mainly from sales to Europe, was $7.1 million in fiscal 2010 and $11.1 million in fiscal 2009.

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

Gross income
Cost of revenue in fiscal 2010 was $10.0 million, resulting in gross income of $5.2 million.  Cost of revenue in fiscal 2009 was $14.3 million, resulting in gross income of $5.5 million.  Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Gross income for fiscal 2010 decreased $330,000, to $5.2 million, or 34% of revenue, compared to gross income of $5.5 million, or 28% of revenue in fiscal 2009.  Gross income in fiscal 2010 compared to fiscal 2009 was unfavorably impacted by a 23% decrease in revenue but was favorably impacted by aggressive cost reduction efforts and gains in plant efficiencies.

Manufacturing department costs decreased $1.2 million during fiscal 2010 compared to fiscal 2009, primarily as variable operating costs such as labor, maintenance and supplies expenses decreased between the periods as a result of cost controls and lower production levels.

Gross income for fiscal 2010 reflects charges for impaired inventory of $866,000 compared to $903,000 in fiscal 2009.  Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write off.  Synthetech also writes off inventory that is specific to a customer project if the project is discontinued.

Operating Expenses
R&D Expense.  Research and development (R&D) expenses were $1.1 million and $1.3 million in fiscal 2010 and 2009, respectively, or approximately 7% of revenue in both fiscal periods.

The decrease of $182,000 in R&D expense between fiscal 2010 and 2009 included:

•
aggregate decreases during fiscal 2010 in compensation and related costs of $229,000, primarily due to cost reduction efforts, the transfer of an R&D chemist to the Production Department and certain temporary vacancies, partially offset by general increases in salaries and benefits;

•	decreases during fiscal 2010 in laboratory supplies of $54,000;

•	decrease during fiscal 2010 in technical services of $42,000; and

•	net decreases during fiscal 2010 in various expenses of $63,000;

partially offset by:

•	start-up expenses related to Synthetech’s San Diego Research Center (SDRC) of $107,000; and

•	an increase during fiscal 2010 of $99,000 arising from decreases in the amount of R&D department costs allocated to inventory for the manufacture of customer products, as described below.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department at times manufactures small-scale products.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in fiscal 2010 and 2009 were $85,000 and $184,000, respectively.

Synthetech expects SDRC to become operational during the first quarter of fiscal 2011.  The purpose of establishing SDRC is to involve Synthetech in customer projects which we typically may not have participated and to quickly produce small quantities of early stage material for an expanding customer base.

SG&A Expense.  Selling, general and administrative (SG&A) expense was $2.7 million, or 18% of revenue in fiscal 2010, and $2.9 million, or 15% of revenue, in fiscal 2009.

The decrease of $199,000 in SG&A expense between fiscal 2010 and 2009 included an aggregate $221,000 decrease in employee incentives partially offset by various net increases in other expense categories.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, cost of professional services, marketing costs, costs associated with being a public company and costs related to administrative facilities and information services.

Interest expense
Interest expense in fiscal 2010 was $134,000, compared to $164,000 in fiscal 2009.  Synthetech had minimal borrowings on its line of credit during fiscal 2010 and fiscal 2009.  For additional information about our line of credit and debt agreements, please see Notes G and H to the Financial Statements included in Item 8.

Income tax expense

Income tax expense of $75,000 for fiscal 2010 is composed of taxes calculated under the Federal alternative minimum tax and a new minimum tax recently approved by the voters in the State of Oregon, neither of which may be offset by Synthetech’s net operating loss carryforwards.  Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net income
As a result of the foregoing, net income for both fiscal 2010 and 2009 was $1.2 million, or $0.08 per basic and diluted common share.

LIQUIDITY AND CAPITAL RESOURCES
Synthetech’s cash and cash equivalents totaled $1.1 million at March 31, 2010, compared to $588,000 at March 31, 2009.

At March 31, 2010, Synthetech reported working capital of $7.3 million, compared to $5.9 million at March 31, 2009.  The $1.3 million increase in working capital between fiscal 2010 and 2009 was primarily the result of the fiscal 2010 net income of $1.2 million plus non-cash charges for depreciation of $523,000, stock-based compensation expense of $54,000 and loss on retirement of equipment of $32,000, and proceeds from the exercise of stock options of $6,000, partially offset by capital expenditures of $220,000 and repayments of long-term debt of $210,000.

Synthetech maintains a line of credit facility and two term loan facilities with a finance company.  None of these facilities contains financial covenants.  Liens and security interests on all of our assets collateralize our obligations under these facilities.  These credit and term loan facilities are described in Notes G and H to the Financial Statements included in Item 8.

We generated cash in our operating activities of $1.1 million and $852,000 in fiscal 2010 and 2009, respectively.

In fiscal 2010, net income of $1.2 million plus non-cash charges for depreciation of $523,000, stock-based compensation expense of $54,000 and loss on retirement of equipment of $32,000 resulted in $1.8 million of cash being generated from Synthetech’s operations prior to the effect of changes in assets and liabilities.

Other sources and uses of cash provided by operating activities include changes between the periods in assets and liabilities as follows:
Accounts receivable increased $127,000 to $2.8 million at March 31, 2010, from $2.7 million at March 31, 2009.  The increase in accounts receivable between the two periods is primarily due to differences in the timing of shipments and customer terms in the fourth quarter of fiscal 2010 compared to the comparable period of fiscal 2009.  Inventory increased $29,000 to $5.1 million at March 31, 2010, from $5.0 million at March 31, 2009.  Prepaid expenses, primarily representing property and casualty insurance premiums financed with a note payable, decreased $27,000 to $311,000 at March 31, 2010 compared to $338,000 at March 31, 2009.  Accounts payable decreased $427,000 to $828,000 at March 31, 2010, from $1.3 million at March 31, 2009, primarily reflecting the timing of purchases of raw materials and manufacturing supplies.  The decrease in raw material purchases is reflective of the $5.5 million decrease in backlog between March 31, 2010 and March 31, 2009.  Accrued compensation, which is primarily composed of accrued employee incentives, accrued paid time off, and accrued compensation, decreased $249,000 to $797,000 at March 31, 2010 from $1.0 million at March 31, 2009.  The decrease in accrued compensation is primarily the result of a decrease in employee incentives earned in fiscal 2010.  Deferred revenue, which reflects advance payments on customer orders, decreased $51,000 to $-0- at March 31, 2010 from $51,000 at March 31, 2009.  Other accrued liabilities increased $2,000 to $25,000 at March 31, 2010 from $23,000 at March 31, 2009.

Cash used in investing activities for fiscal 2010 was $220,000 compared to $996,000 in fiscal 2009.  All these amounts relate to capital expenditures.  As discussed in Note H to the Financial Statements in Item 8, Synthetech borrowed $550,000 under a term loan facility to finance a portion of its fiscal 2009 capital expenditures.

Synthetech’s capital budget for fiscal 2011 is $1.0 million and is intended to increase manufacturing capacity, address opportunities for cost savings and replace aging equipment.  As a result of the recent difficult economic environment, consistent with fiscal 2010, Synthetech will closely manage and may defer certain of its capital expenditures scheduled for fiscal 2011.  Synthetech expects to finance additional capital expenditures from cash on hand, internal cash flow or debt financing.

Cash used in financing activities for fiscal 2010 was $418,000 compared to $330,000 in fiscal 2009.  During fiscal 2010 Synthetech reported no activity pursuant to its line of credit compared to net repayments of $905,000 during fiscal 2009.  In May 2008 Synthetech borrowed $550,000 and in November 2008 borrowed an additional $500,000 pursuant to its two term loan facilities.  Principal payments under these long-term debt obligations and notes payable totaled $424,000 during fiscal 2010 compared to $480,000 during fiscal 2009.  Proceeds from the exercise of stock options were $6,000 and $5,000 during fiscal 2010 and 2009, respectively.

As a result of the foregoing, cash and cash equivalents increased $474,000 during fiscal 2010 to $1.1 million at March 31, 2010, from $588,000 at March 31, 2009.

Over the past year, customers have appeared more cautious in placing orders and we believe that some order decisions are being deferred as a result of the uncertain economic environment and regulatory considerations.  We believe that this environment has unfavorably impacted fiscal 2010 and may have an unfavorable impact on future periods.

As noted above, for fiscal 2010, our primary source of cash included funds generated from operations, and we had no significant borrowings under our $2.0 million line of credit.  Generally, we finance our more significant insurance premiums and did so again during the third quarter of fiscal 2010.  Other than the potential financing of our insurance premiums, we do not anticipate a need to enter into additional debt facilities, but may do so as needs arise or to provide flexibility for working capital purposes or the implementation of growth strategies.  From time to time, we may explore options to refinance our borrowings.

As discussed above, as of March 31, 2010, we had $1.1 million of cash and cash equivalents, $2.8 million of accounts receivable, no outstanding borrowings under our line of credit, and our backlog was $1.3 million.  Our line of credit facility matures in September 2010 and our term loans mature in May and November of 2011.  Based on these items and other assessments by management, we believe that our existing cash and cash equivalents, anticipated availability under our line of credit facility, and any funds generated from operations will be sufficient to support our operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under our line of credit facility or any funds generated from operations or from other sources will be sufficient to satisfy our liquidity requirements.

If existing sources of liquidity are insufficient, we may need to seek additional loans, customer advances or debt or equity financing to satisfy our liquidity requirements, which we may be unable to obtain on favorable terms or at all, or to sell assets or further reduce the size of our operations or discontinue our operations.  We anticipate that we will require additional capital funding, which may be substantial, to implement certain elements of our growth strategy, although we have not yet determined the amount or timing of such additional funding.  We may not be able to obtain required financing to implement our growth strategy.  Any financing Synthetech obtains may dilute the ownership interests of our shareholders or increase our financial leverage and interest expense.

Synthetech’s current lender is a finance company that receives its liquidity and lending capacity from bank borrowings.  If, as a result of the difficulties in the credit markets or otherwise, our lender is unable to borrow funds from its banks, then our ability to borrow under our line of credit with the lender or refinance our term debt with such lender if needed would be impaired.  In addition, we are subject to a cash management system as part of our credit facility arrangement pursuant to which a significant portion of our cash flows is to accounts controlled by our lender.  If the economic difficulties or other factors were to affect the continued viability of our lender, our access to cash subject to this system could be harmed.  We currently believe our lender will remain viable.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The discussion and analysis of Synthetech’s financial condition and results of operations are based upon its financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States. The preparation of these financial statements requires Synthetech to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, Synthetech evaluates its estimates, including those related to deferred tax asset realization, inventory realization, allowance for doubtful accounts and long-lived asset impairments.  Synthetech bases its estimates on historical experience and on various other assumptions. Actual results may differ materially from these estimates under different assumptions or conditions.  Synthetech believes the following are among the critical accounting policies and the related judgments and estimates that affect the preparation of its financial statements.  Please see the Notes to the Financial Statements under Item 8.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectability of specific accounts.  The allowance for doubtful accounts as of March 31, 2010 and March 31, 2009 was $15,000.  Synthetech’s provision for credit losses for fiscal 2010 and 2009 was insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Production Factors
Synthetech has a full range “kilograms to tons” of production capability and has made over 500 products. With many years of experience, Synthetech has developed extensive process technology and is recognized as one of the leaders in our area of expertise.  Nevertheless, initial batches of new products and scaling up production processes for existing products may result in significantly lower than expected yields and extended processing time, and may require substantial rework to meet the required customer specifications.  These factors could cause increased costs and delayed shipments, either of which could negatively affect periodic operating results.

OFF-BALANCE SHEET ARRANGEMENTS
Synthetech does not have special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.  As of March 31, 2010, Synthetech has employee agreements with its President and Chief Executive Officer, Vice President of Finance and Chief Financial Officer and Vice President of Operations.  The agreements generally provide that a termination of the executive without "cause" (as defined) or termination by the executive for "good reason" (as defined) obligates us to pay certain severance benefits specified in the agreement.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Synthetech, Inc.
Albany, Oregon

We have audited the accompanying balance sheets of Synthetech, Inc. ("the Company") as of March 31, 2010 and 2009, and the related statements of operations, shareholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synthetech, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
June 10, 2010

SYNTHETECH, INC.

BALANCE SHEETS

	March 31,	March 31,
	2010	2009

Assets

Current Assets
Cash and cash equivalents	$1,062,000	$588,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	2,796,000	2,669,000
Inventories	5,056,000	5,027,000
Prepaid expenses	311,000	338,000

Total Current Assets	9,225,000	8,622,000

Property, Plant and Equipment, net	4,050,000	4,385,000

Total Assets	$13,275,000	$13,007,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

BALANCE SHEETS
(continued)

	March 31,	March 31,
	2010	2009

Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit	$-	$-
Current portion of long-term debt	210,000	210,000
Note payable	88,000	102,000
Accounts payable	828,000	1,255,000
Accrued compensation	797,000	1,046,000
Deferred revenue	-	51,000
Other accrued liabilities	25,000	23,000

Total Current Liabilities	1,948,000	2,687,000

Long-term debt	505,000	715,000

Total Liabilities	2,453,000	3,402,000

Commitments

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,664,614 and 14,648,614 shares	15,000	15,000
Paid-in capital	9,533,000	9,473,000
Retained earnings	1,274,000	117,000

Total Shareholders' Equity	10,822,000	9,605,000

Total Liabilities and Shareholders' Equity	$13,275,000	$13,007,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF OPERATIONS

For The Year Ended March 31,	2010	2009

Revenue	$15,244,000	$19,862,000
Cost of revenue	10,026,000	14,314,000

Gross income	5,218,000	5,548,000

Research and development	1,120,000	1,302,000
Selling, general and administrative	2,739,000	2,938,000

Operating income	1,359,000	1,308,000

Interest income	7,000	7,000
Interest expense	(134,000)	(164,000)

Income before income taxes	1,232,000	1,151,000

Income tax expense	75,000	-

Net income	$1,157,000	$1,151,000

Net income per common share:

Basic income per share	$0.08	$0.08

Diluted income per share	$0.08	$0.08

Weighted average shares outstanding:

Basic	14,650,760	14,640,886

Diluted	15,242,113	15,047,045

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF SHAREHOLDERS' EQUITY

				RETAINED
	COMMON STOCK		PAID-IN	EARNINGS
	SHARES	AMOUNT	CAPITAL	(DEFICIT)	TOTAL

Balance, March 31, 2008	14,631,614	$15,000	$9,378,000	$(1,034,000)	$8,359,000

Net income	-	-	-	1,151,000	1,151,000
Issuance of stock for the exercise
of stock options	17,000	-	5,000	-	5,000
Stock based compensation	-	-	90,000	-	90,000

Balance, March 31, 2009	14,648,614	15,000	9,473,000	117,000	9,605,000

Net income	-	-	-	1,157,000	1,157,000
Issuance of stock for the exercise
of stock options	16,000	-	6,000	-	6,000
Stock based compensation	-	-	54,000	-	54,000

Balance, March 31, 2010	14,664,614	$15,000	$9,533,000	$1,274,000	$10,822,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.

STATEMENTS OF CASH FLOWS

For The Year Ended March 31,	2010	2009

Cash Flows From Operating Activities:
Net income	$1,157,000	$1,151,000
Adjustments to reconcile net income to
Cash provided by operating activities:
Depreciation expense	523,000	499,000
Loss on retirement of equipment	32,000	23,000
Stock-based compensation expense	54,000	90,000
(Increase) decrease in assets:
Accounts receivable, net	(127,000)	(209,000)
Inventories	(29,000)	(687,000)
Prepaid expenses	227,000	322,000
Increase (decrease) in liabilities:
Accounts payable	(427,000)	(94,000)
Accrued compensation	(249,000)	722,000
Deferred revenue	(51,000)	(953,000)
Other accrued liabilities	2,000	(12,000)
Cash Provided By Operating Activities	1,112,000	852,000

Cash Flows From Investing Activities:
Property, plant and equipment purchases	(220,000)	(996,000)
Cash Used In Investing Activities	(220,000)	(996,000)

Cash Flows From Financing Activities:
Repayments of line of credit, net	-	(905,000)
Borrowings under long-term debt obligations	-	1,050,000
Principal payments under long-term debt obligations	(210,000)	(123,000)
Repayment of note payable	(214,000)	(357,000)
Proceeds from stock option exercises	6,000	5,000
Cash Used In Financing Activities	(418,000)	(330,000)

Increase (Decrease) in Cash and Cash Equivalents	474,000	(474,000)
Cash and Cash Equivalents – Beginning of Year	588,000	1,062,000

Cash and Cash Equivalents – End of Year	$1,062,000	$588,000
Non-Cash Financing Activities
Insurance premiums financed with note payable	$200,000	$322,000

The accompanying notes are an integral part of these financial statements.

SYNTHETECH, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE A.                          GENERAL AND BUSINESS

Synthetech, Inc., an Oregon corporation, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  Synthetech develops and manufactures proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids and peptide fragments primarily for the pharmaceutical industry.  Synthetech’s products support the development and manufacture of therapeutic peptides, peptidomimetic (peptide-like), and small molecule drugs at every stage of a customer’s clinical development pipeline, and are used as ingredients in drugs for the treatment of AIDS, cancer, cardiovascular and other diseases.  Synthetech’s products also support the production of chemically based medical devices.

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

Cash and cash equivalents consist of the following:
	March 31,	March 31,
	2010	2009

Cash	$174,000	$-
Cash equivalents	888,000	588,000
	$1,062,000	$588,000

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectability of specific accounts.  The allowance for doubtful accounts as of March 31, 2010 and 2009 was $15,000.  For the years ended March 31, 2010 and 2009, Synthetech’s provision for credit losses were insignificant.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major and mid-size pharmaceutical companies as well as contract drug synthesis firms, emerging and established biopharmaceutical and medical device companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At March 31, 2010, four customers had accounts receivable balances of 28%, 16%, 16% and 14% of total accounts receivable.  At March 31, 2009, five customers had accounts receivable balances of 24%, 18%, 14%, 13% and 11% of total accounts receivable.  During fiscal 2010 and 2009, Synthetech’s ten largest customers accounted for approximately 84% and 83% of total revenue, respectively.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.  Revenue from emerging biopharmaceutical companies could be adversely impacted if these customers are unable to obtain necessary additional funding from the financial markets.

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

Income Taxes:  Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and net operating loss carryforwards.  Synthetech evaluates its deferred tax assets on a regular basis to determine if a valuation allowance is required.  Synthetech records a valuation allowance to the extent it is determined that it is more likely than not that Synthetech will be unable to recognize a deferred tax asset.

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

Synthetech reports a liability, if any, for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties, if any, are recorded as a component of income taxes.  No liability has been recorded for uncertain tax positions, or related interest or penalties.  Fiscal years 2007 through 2010 remain open and subject to audit by the Internal Revenue Service and equivalent state agencies.
.
Deferred Revenue:  Deferred revenue represents customer advances for materials that have not yet been manufactured.  From period to period, the amount of deferred revenue will vary significantly depending on the customer agreements that are in place at the time.  Deferred revenue is recognized as revenue consistent with Synthetech’s revenue recognition policy.

Revenue Recognition:  Synthetech recognizes revenue, including shipping and handling charges billed to customers, when the following criteria are met:
•	persuasive evidence of an arrangement exists;
•	delivery has occurred or services have been rendered;
•	Synthetech’s price to its customer is fixed or determinable; and
•	collectability is reasonably assured.

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

Stock-Based Compensation:  Stock-based compensation expense for stock-based compensation awards is based on the grant-date fair value.  Synthetech recognizes these compensation costs net of estimated forfeitures over the requisite service period of the award, which is generally the vesting term of one to five years for stock options.  Please refer to Note N to these condensed financial statements for a further discussion of stock-based compensation.

Fair value of financial instruments:  The carrying value of all financial instruments classified as current assets or current liabilities is deemed to approximate fair value because of the short maturity of these instruments.  The interest rate on long-term debt adjusts with changes in the prime rate subject to minimums, and is estimated that fair value closely approximates carrying values.

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

Shares used to compute earnings per share are as follows:

	For the year ended March 31,
	2010	2009

Net income	$1,157,000	$1,151,000

Basic, weighted average shares	14,650,760	14,640,886
Dilutive effect of stock options	591,353	406,159
Diluted, weighted average shares	15,242,113	15,047,045

Basic and diluted income per share	$0.08	$0.08

Common stock options outstanding	2,349,400	2,595,400
Less common stock options used in calculating diluted income per share	1,309,000	1,312,500
Common stock options not used in calculating diluted income per share	1,040,400	1,282,900

Supplemental cash flow disclosures are as follows:
Cash paid during the year for interest is set forth below:

	For the year ended March 31,
	2010	2009

Interest	$134,000	$164,000

RECENT ACCOUNTING PRONOUNCEMENTS:
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-13, “Multiple-Deliverable Revenue Arrangements”, which addresses how revenues should be allocated among all products and services included in our sales arrangements. It establishes a selling price hierarchy for determining the selling price of each product or service, with vendor-specific objective evidence (VSOE) at the highest level, third-party evidence of VSOE at the intermediate level, and a best estimate at the lowest level. It replaces “fair value” with “selling price” in revenue allocation guidance. It also significantly expands the disclosure requirements for such arrangements. ASU 2009-13 will be effective prospectively for sales entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The FASB permits early adoption of ASU 2009-13, applied retrospectively, to the beginning of the year of adoption.

NOTE C.                           INVENTORIES

The major components of inventories are as follows:

	March 31,
	2010	2009
Finished products	$2,127,000	$1,782,000
Work-in-process	1,167,000	1,403,000
Raw materials	1,762,000	1,842,000

	$5,056,000	$5,027,000

NOTE D.                           PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Depreciable Life	March 31,
	In Years	2010	2009
Land	-	$241,000	$241,000
Buildings	15 – 40	1,617,000	1,617,000
Machinery and equipment	5 – 17	3,456,000	3,371,000
Laboratory equipment	5 – 17	1,519,000	1,409,000
Furniture and fixtures	3 – 5	105,000	120,000
Construction in process	-	14,000	95,000
		6,952,000	6,853,000

Less:
Accumulated depreciation		(2,902,000)	(2,468,000)

		$4,050,000	$4,385,000

NOTE E.                           ACCRUED COMPENSATION

Accrued compensation consists of the following:

	March 31,
	2010	2009
Employee incentives	$398,000	$742,000
Accrued paid time off	301,000	242,000
Accrued salaries, wages and benefits	98,000	62,000

	$797,000	$1,046,000

NOTE F.                           INCOME TAXES

For fiscal 2010 the accompanying Statement of Operations contains a provision for income taxes of $75,000.  The accompanying Statement of Operations contains no provision or benefit for income taxes in fiscal 2009.  For both fiscal 2010 and 2009 Synthetech utilized its net operating loss carryforwards to reduce or eliminate both federal and State of Oregon taxable income.

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

Significant components of Synthetech’s deferred tax assets and liabilities are as follows:

	March 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$3,769,000	$4,284,000
Bases of property, plant and equipment	503,000	539,000
Inventory	112,000	47,000
Accrued compensation	120,000	102,000
Stock based compensation	122,000	117,000
Other	20,000	21,000
Valuation allowance	(4,646,000)	(5,110,000)
Deferred taxes, net	$-	$-

Based on Synthetech’s past operating results and management’s evaluation of available tax planning strategies, management concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.  The deferred tax valuation allowance decreased $464,000 in fiscal 2010 and decreased $435,000 in fiscal 2009.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:
	For the Year Ended March 31,
	2010	2009
Statutory federal tax rate	34.0%	34.0%
State taxes, net of federal tax	3.8	3.8
Alternative minimum tax	4.7	-
Deferred tax valuation allowance	(37.7)	(37.8)
Other	1.2	-
Effective tax rate	6.0%	-

As of March 31, 2010, Synthetech had gross federal and state of Oregon net operating loss carryforwards of approximately $8.7 million and $12.3 million, which will expire beginning in fiscal 2023 and 2016, respectively.

NOTE G.                           LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2.0 million or the maximum available under the borrowing base, whichever is less.  The borrowing base now equals the sum of (a) the lesser of $750,000 or 50% of the value of raw materials and finished goods inventory plus (b) the lesser of $1.25 million or 85% of the value of eligible accounts receivable.  Interest is payable at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  The facility contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  The credit facility is scheduled to expire on September 15, 2010.  As of March 31, 2010, Synthetech had no borrowings outstanding under the facility and $2.0 million in availability.  Availability is computed as the total commitment of $2.0 million less amounts which are utilized by borrowings or other commitments, less amounts not supported by eligible accounts receivable or inventory.

NOTE H.                           LONG-TERM DEBT

Synthetech has entered into term loan facilities from the same finance company that provided Synthetech’s line of credit facility.  The loans contain no financial covenants and are collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.  Terms of the loans are as follows:

•
In November 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The loan matures on November 5, 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on December 1, 2008, with a balloon payment of $200,000 due on maturity.  The note bears interest at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  Synthetech used the term loan proceeds for working capital purposes.  The amount outstanding under this term loan facility as of March 31, 2010 was $367,000.

•
In May 2008, Synthetech entered into a term loan facility under which it borrowed $550,000. The loan matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The note bears interest at (a) 8% or (b) the prime rate plus 4%, whichever is higher.  In May 2009 and 2010, Synthetech paid an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  Synthetech used the term loan proceeds to expand its large-scale reactor capacity and to install a distillation column and equipment intended to recycle spent solvents.  The amount outstanding under this term loan facility as of March 31, 2010 was $348,000.

Scheduled long-term debt principal repayments under the term loan facilities are as follows:

Years ending March 31,
2011	210,000
2012	505,000
Total	$715,000

NOTE I.                            NOTES PAYABLE

During November and December 2009, Synthetech financed $200,000 of annual premiums for certain of its insurance policies.  As of March 31, 2010, remaining payments under the two financings consisted of three monthly installments of $24,000, and one monthly installments of $16,000, including interest at 3.6%.  The aggregate amount outstanding under the finance agreements as of March 31, 2010 was $88,000.

NOTE J.                           LEASE COMMITMENTS

Synthetech leases laboratory facilities and related office space in San Diego, California.  The lease expires in August 2013.  Synthetech is responsible for paying its pro-rata share of maintenance, taxes and insurance costs in addition to the minimum lease payments.

Future minimum lease payments as of March 31, 2010 are as follows:

Years ending March 31,
2011	$72,000
2012	95,000
2013	101,000
2014	43,000
Total	$311,000

NOTE K.                           CONTINGENCIES

Although Synthetech is not currently party to any material legal proceedings, Synthetech is from time to time subject to claims and lawsuits related to its business operations.  Synthetech accrues for loss contingencies when a loss is probable and the amount can be reasonably estimated.  Legal fees, which could be material in any given period, are expensed as incurred.  Management believes that current claims against the Company, individually and in the aggregate, will not result in loss contingencies that will have a material adverse effect on the Company’s financial condition, cash flows or results of operations.

NOTE L.                           SHAREHOLDERS’ EQUITY

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

NOTE M.                          401(K) PROFIT SHARING PLAN

Synthetech established a 401(k) Profit Sharing Plan on April 1, 1992.  This plan is offered to eligible employees, who may elect to contribute up to 20% of compensation and includes a company matching contribution.  Synthetech’s matching contribution is $0.50, $0.75 or $1.00 for each $1.00 contributed, up to 10% of compensation depending on the employee's length of service with Synthetech.  Synthetech’s matching contribution becomes fully vested for each employee after 5 years of employment.  Synthetech matching contributions for fiscal 2010 and 2009 were $169,000 and $193,000 respectively.

NOTE N.                           EMPLOYEE STOCK BENEFIT PLANS

Description of the Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of Synthetech’s common stock on the date of grant.  Employee options generally vest (a) one-third on the date of grant and in equal annual installments between the date of grant and the subsequent two years or (b) over a three year period on their annual anniversary dates. On occasion, individual options may have different vesting terms.  Options granted to non-management Directors generally vest ratably over the five succeeding years from the date of grant.  All options expire no later than ten years from the date of grant.  As of March 31, 2010, 284,850 shares were available for issuance under the 2005 Plan.

No stock options were granted in fiscal 2010.  On November 13, 2008, the Compensation Committee of the Board of Directors awarded key employees options to purchase an aggregate of 452,000 shares of Synthetech common stock. The options were awarded at $0.50 per share, the market price of Synthetech common stock on the date of grant.  The incentive stock options were issued as part of the 2005 Plan.  One-third of these options will vest on each of the first three anniversaries of the grant date.  On November 13, 2008, the Compensation Committee awarded an employee an option to purchase 45,000 shares of Synthetech common stock pursuant to the terms of an employment agreement.  The options were awarded at $0.50 per share, the market price of Synthetech common stock on the date of grant.  The incentive stock options were issued as part of the 2005 Plan.  One-third of these options vested on the date of grant and an additional one-third will vest on each of the first two anniversaries of the grant date.

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

Stock Option Activity
A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the two years ended March 31, 2010 is presented below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of	Exercise	Contractual	Intrinsic
	Options	Price	Term (years)	Value
Options outstanding, March 31, 2008	2,004,067	$1.07	6.6
Granted	683,000	$0.50
Exercised	(17,000)	$0.30
Forfeited	(74,667)	$1.41
Options outstanding, March 31, 2009	2,595,400	$0.92	6.6
Exercised	(16,000)	$0.40
Forfeited	(230,000)	$1.59
Options outstanding, March 31, 2010	2,349,400	$0.85	5.2	$218,000

Options exercisable, March 31, 2010	1,865,021	$0.94	5.9	$169,000

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on March 31, 2010.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of March 31, 2010, $116,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.4 years.

Valuation Information
In order to calculate the fair value of stock option awards Synthetech has elected to use the Black-Scholes option pricing model, which incorporates various assumptions as follows:

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

No stock options were granted in fiscal 2010.  The weighted-average fair value of stock options granted in fiscal 2009 was determined utilizing the assumptions below:

	For the year ended March 31,
	2010	2009

Expected price volatility	-	61%
Risk-free interest rate	-	1.58%
Expected term in years	-	6.00
Dividend yield	-	-
Weighted average grant date fair value	$-	$0.48

Expense Information
Stock-based compensation expense was allocated as follows:

	For the year ended March 31,
	2010	2009
Stock-based compensation expense:
Cost of revenue	$12,000	$20,000
Operating expenses	42,000	70,000
Stock-based compensation expense
before income taxes	54,000	90,000
Income tax expense (benefit)	-	-
Total stock-based compensation
expense after income taxes	$54,000	$90,000

NOTE O.	SEGMENT INFORMATION; SIGNIFICANT CUSTOMERS; FOREIGN SALES

Synthetech operates in one business segment for the development and manufacture of proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, peptide fragments and chemically based medical devices primarily for the pharmaceutical industry.  Long-lived assets, other than in the United States, are not material.

Significant Customers: During fiscal 2010, three customers accounted for approximately 62% of revenue.  During fiscal 2009, two customers accounted for an aggregate of approximately 39% of revenue.

The following table reflects revenue and percent of total revenues based on the geographic location of the customer:

	For the year ended March 31,
	2010		2009
United States	$8,183,000	53.7%	$8,728,000	44.0%
Europe	6,199,000	40.7	10,551,000	53.1
Asia	666,000	4.4	73,000	0.3
Canada	155,000	1.0	510,000	2.6
Other	41,000	0.2	-	-

Total	$15,244,000	100%	$19,862,000	100%

NOTE P.                           RELATED PARTY TRANSACTIONS

Paul Ahrens, a Director, assists with Synthetech’s new product development efforts.  Although no fees have been charged, aggregate expenses reimbursed by Synthetech under this arrangement during fiscal 2010 and 2009 were $1,000 and $2,000, respectively

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2010, and they concluded that these controls and procedures are effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission’s Internal Control-Integrated Framework.

Based on our assessment, management has concluded that, as of March 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required about Synthetech's executive officers by this Item is included in Part I of this Annual Report on Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.  The remaining information required by this item is set forth in Synthetech's Proxy Statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is set forth in Synthetech's Proxy Statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

Synthetech has two equity compensation plans, each of which has been approved by our shareholders:  the 2000 Stock Incentive Plan (the 2000 Plan) and the 2005 Equity Incentive Plan (the 2005 Plan).  The 2000 Plan was suspended with respect to new grants when the 2005 Plan became effective.  During fiscal 2007 and 2008 we issued nonqualified options to purchase Synthetech common stock outside of any stock plan approved by our shareholders.  The following table summarizes information about equity awards as of March 31, 2010.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,635,400	$0.94	284,850	(1)
Equity compensation plan not approved by security holders	300,000	$0.31	-
Equity compensation plan not approved by security holders	414,000	$0.87	-

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

On April 17, 2007, the Compensation Committee granted 525,000 nonqualified stock options outside of the 2005 Plan, but governed by the terms and conditions of the 2005 Plan, to 33 Synthetech employees.  The individual awards ranged in size between options to purchase 1,000 and 100,000 shares of our common stock at an exercise price of $0.87 per share.  As of March 31, 2010, 111,000 of these options had been cancelled due to the termination of employment of the employee option holder and are not available for reissuance.

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

The additional information required by this Item 12 is set forth in Synthetech’s Proxy Statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is set forth in Synthetech's Proxy Statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is set forth in Synthetech's Proxy Statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 2010.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.
The information required by these Items is included under Item 8 of this Annual Report on Form 10-K.

(a)(3) EXHIBITS.
The following documents are filed as part of this Annual Report on Form 10-K and this list is intended to constitute the exhibit index:

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 1991 (File No. 000-12992)).

3.2	Bylaws, as amended (incorporated by reference to Synthetech’s Current Report on Form 8-K dated February 15, 2006).

4	Amended and Restated Rights Agreement, (incorporated by reference to Synthetech’s Current Report on Form 8-K dated July 31, 2008).

10.1 †	2000 Stock Incentive Plan (incorporated by reference to Synthetech’s Tender Offer Statement on Schedule TO-I (File No. 005-36505) filed on June 15, 2001).

10.2 †	2005 Equity Incentive Plan (incorporated by reference to Synthetech’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Shareholders held on August 11, 2005 filed on July 7, 2005).

10.3†
Form of Stock Option Grant Notices and Agreements, dated as of April 17, 2007, between Synthetech and 33 Synthetech employees (incorporated by reference to Synthetech's Registration Statement on Form S-8 dated December 20, 2007).

10.4†
Stock Option Grant Notice and Agreement, dated as of September 11, 2006, between Synthetech, Inc. and Gregory Robert Hahn (incorporated by reference to Synthetech's Registration Statement on Form S-8 dated January 30, 2007).

10.5†	Summary of Non-Employee Director Compensation (incorporated by reference to Synthetech’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009). (File No. 000-12992).

10.6†	Employment Agreement dated April 1, 2010 between Synthetech, Inc. and Gregory R. Hahn.

10.7†	Employment Agreement dated November 30, 2007 between Synthetech, Inc. and Gary Weber (incorporated by reference to Synthetech’s Current Report on Form 8-K dated December 4, 2007).
10.8†	Employment Agreement dated October 1, 2008 between Synthetech, Inc. and Frederic Farkas (incorporated by reference to Synthetech’s Current Report on Form 8-K dated October 1, 2008).

10.9	Loan and Security Agreement, dated as of June 15, 2006, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech's Current Report on Form 8-K, dated June 20, 2006).

10.10
Second Amendment of Loan and Security Agreement, dated as of June 15, 2007, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech's Current Report on Form 8-K, dated June 20, 2007).

10.11
Third Amendment of Loan and Security Agreement, dated as of March 28, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech's Current Report on Form 8-K, dated March 28, 2008).

10.12
Deed of Trust, dated as of June 20, 2006, between Synthetech and Access Business Finance, LLC (incorporated by reference to the corresponding exhibit to Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2008).

10.13
Fourth Amendment of Loan and Security Agreement dated as of May 1, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated May 5, 2008).

10.14	Promissory Note dated as of May 1, 2008 between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated May 5, 2008).

10.15
Amended and Restated Loan and Security Agreement dated as of November 1, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated November 10, 2008).

10.16	Promissory Note Dated as of November 1, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated November 10, 2008).

10.17
Loan Modification Agreement Dated as of November 1, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated November 10, 2008).

10.18
Second Modification of Deed of Trust, Assignment of Rents and Leases, and Security Agreement Dated as of November 1, 2008, between Synthetech and Access Business Finance, LLC (incorporated by reference to Synthetech’s Current Report on Form 8-K, dated November 10, 2008).

23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

21.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

__________________________
† Management contract or compensatory plan.
(b)  See (a)(3) above.
(c)  See (a)(1) and (2) above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 10, 2010	SYNTHETECH, INC. By /s/ Gregory R. Hahn Gregory R. Hahn President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Gregory R. Hahn Gregory R. Hahn	President, Chief Executive Officer (Principal Executive Officer) and Board Member	June 10, 2010
/s/ Gary A. Weber Gary A. Weber	Vice President of Finance and Administration, Chief Financial Officer, Secretary, Treasurer (Principal Financial Officer and Principal Accounting Officer)	June 10, 2010
/s/ Daniel T. Fagan Daniel T. Fagan	Chairman of the Board of Directors	June 10, 2010
/s/ Paul C. Ahrens Paul C. Ahrens	Director	June 10, 2010
/s/ Howard L. Farkas Howard L. Farkas	Director	June 10, 2010
/s/ Donald E. Kuhla Donald E. Kuhla	Director	June 10, 2010
/s/ Hans C. Noetzli Hans C. Noetzli	Director	June 10, 2010
/s/ Charles B. Williams Charles B. Williams	Director	June 10, 2010