Form 10-Q
period 2010-06-30
SYNTHETECH INC
filed 2010-08-11
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company☑

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 5, 2010
Common stock, $0.001 par value	14,664,614

SYNTHETECH, INC

INDEX

			Page
Part I.	Financial Information

	Item 1.	Condensed Financial Statements

		Balance Sheets	1
		Statements of Operations	3
		Statements of Cash Flows	4
		Notes to Unaudited Condensed Financial Statements	5

	Item 2.	Management’s Discussion and Analysis of Financial
		Condition and Results of Operations	14

	Item 4.	Controls and Procedures	27

Part II.	Other Information

	Item 1A.	Risk Factors	28

	Item 6.	Exhibits	28

Signatures			29

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	June 30,	March 31,
	2010	2010

Assets

Current Assets:
Cash and cash equivalents	$1,309,000	$1,062,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,227,000	2,796,000
Inventories	5,315,000	5,056,000
Prepaid expenses	218,000	311,000

Total Current Assets	8,069,000	9,225,000

Property, Plant and Equipment, net	4,091,000	4,050,000

Total Assets	$12,160,000	$13,275,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	June 30,	March 31,
	2010	2010

Liabilities and Shareholders’ Equity

Current Liabilities:
Current portion of long-term debt	$420,000	$210,000
Note payable	16,000	88,000
Accounts payable	917,000	828,000
Accrued compensation	421,000	797,000
Deferred revenue	58,000	-
Other accrued liabilities	12,000	25,000

Total Current Liabilities	1,844,000	1,948,000

Long-term debt	242,000	505,000

Total Liabilities	2,086,000	2,453,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,664,614 shares for both periods	15,000	15,000
Paid-in capital	9,548,000	9,533,000
Retained earnings	511,000	1,274,000

Total Shareholders' Equity	10,074,000	10,822,000

Total Liabilities and Shareholders' Equity	$12,160,000	$13,275,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

For The Three Months Ended June 30,	2010	2009

Revenue	$2,047,000	$4,664,000
Cost of revenue	1,747,000	2,653,000

Gross income	300,000	2,011,000

Research and development	341,000	303,000
Selling, general and administrative	686,000	702,000
Total operating expenses	1,027,000	1,005,000

Operating income (loss)	(727,000)	1,006,000

Interest income	1,000	3,000
Interest expense	(30,000)	(40,000)

Income (loss) before income taxes	(756,000)	969,000

Income taxes	7,000	-

Net income (loss)	$(763,000)	$969,000

Net income (loss) per common share:
Basic income (loss) per share	$(0.05)	$0.07
Diluted income (loss) per share	$(0.05)	$0.06

Weighted average shares outstanding:
Basic	14,664,614	14,648,900
Diluted	14,664,614	15,103,809

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Three Months Ended June 30,	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(763,000)	$969,000
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation expense	126,000	137,000
Stock-based compensation expense	15,000	12,000

(Increase) decrease in assets:
Accounts receivable, net	1,569,000	1,874,000
Inventories	(259,000)	(126,000)
Prepaid expenses	93,000	99,000

Increase (decrease) in liabilities:
Accounts payable	89,000	(509,000)
Accrued compensation	(376,000)	208,000
Deferred revenue	58,000	-
Other accrued liabilities	(13,000)	(5,000)
Cash Provided By Operating Activities	539,000	2,659,000

CASH FLOWS FROM INVESTING ACTIVITY:
Property, plant and equipment purchases	(167,000)	(15,000)
Cash Used In Investing Activity	(167,000)	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments under long-term debt obligation	(53,000)	(53,000)
Repayment of note payable	(72,000)	(100,000)
Cash Used In Financing Activities	(125,000)	(153,000)

Increase in Cash and Cash Equivalents	247,000	2,491,000

Cash and Cash Equivalents at Beginning of Period	1,062,000	588,000

Cash and Cash Equivalents at End of Period	$1,309,000	$3,079,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of June 30, 2010 and for the three month
period ended June 30, 2010 is unaudited)

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

The summary financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although Synthetech management believes that the disclosures are adequate to make the information presented not misleading.  Synthetech’s management suggests that these summary financial statements be read in conjunction with the financial statements and the notes thereto included in Synthetech’s Annual Report on Form 10-K for the year ended March 31, 2010.  Synthetech's fiscal year ends March 31 of each year.

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

Cash and cash equivalents consist of the following:
	June 30,	March 31,
	2010	2010

Cash	$71,000	$174,000
Cash equivalents	1,238,000	888,000
	$1,309,000	$1,062,000

Accounts receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivables and a review for collectability of specific accounts.  The allowance for doubtful accounts as of June 30, 2010 and March 31, 2010 was $15,000.  For the quarter ended June 30, 2010 and 2009, Synthetech’s provision for credit losses were insignificant.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major and mid-size pharmaceutical companies as well as contract drug synthesis firms, emerging and established biopharmaceutical companies, specialty chemical and medical device companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At June 30, 2010, two customers had accounts receivable balances of 36% and 16% of total accounts receivable.  At March 31, 2010, four customers had accounts receivable balances of 28%, 16%, 16% and 14% of total accounts receivable.  During the first quarter of fiscal 2011, sales to two customers, each exceeding 10% of revenue for the quarter, accounted for approximately 52% of Synthetech’s revenue.  During the first quarter of fiscal 2010, sales to two customers, each exceeding 10% of revenue for the quarter, accounted for approximately 63% of Synthetech’s revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.  Revenue from emerging biopharmaceutical companies could be adversely impacted if these customers are unable to obtain necessary additional funding from the financial markets.

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

A tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities.  Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities.  The amount recognized is the largest benefit that the Company believes has a greater than 50% likelihood of being realized upon any settlement.

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

Income (Loss) Per Share:  Basic income (loss) per share and diluted loss per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, calculated using the treasury stock method.  Common stock equivalents are not used to calculate diluted loss per share for periods with a net loss because their effect would be anti-dilutive.

Shares used to compute earnings (loss) per share are as follows:

	For the three months ended June 30,
	2010	2009
Net income (loss)	$(763,000)	$969,000

Basic, weighted average shares	14,664,614	14,648,900
Dilutive effect of stock options	-	454,909
Diluted, weighted average shares	14,664,614	15,103,809

Basic income (loss) per share	$(0.05)	$0.07

Diluted income (loss) per share	$(0.05)	$0.06

Supplemental cash flow disclosures are as follows:

Cash paid during the period for interest is set forth below:

	For the three months ended June 30,
	2010	2009

Interest	$30,000	$40,000

 NOTE C.   INVENTORIES

The major components of inventories, net of reserves, are as follows:

	June 30,	March 31,
	2010	2010

Finished products	$2,241,000	$2,127,000
Work in process	1,452,000	1,167,000
Raw materials	1,622,000	1,762,000
	$5,315,000	$5,056,000

NOTE D.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	June 30,	March 31,
	In Years	2010	2010
Land		$241,000	$241,000
Buildings	15 – 40	1,625,000	1,617,000
Machinery and equipment	5 – 17	3,574,000	3,456,000
Laboratory equipment	5 – 17	1,529,000	1,519,000
Furniture and fixtures	3 – 5	113,000	105,000
Construction in process		37,000	14,000
		7,119,000	6,952,000

Less:
Accumulated depreciation		(3,028,000)	(2,902,000)

		$4,091,000	$4,050,000

NOTE E.    ACCRUED COMPENSATION

Accrued compensation consists of the following:
	June 30,	March 31,
	2010	2010
Employee incentives	$63,000	$398,000
Accrued paid time off	309,000	301,000
Accrued compensation	49,000	98,000

	$421,000	$797,000

NOTE F.   LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2.0 million or the maximum available under the borrowing base, whichever is less.  The borrowing base now equals the sum of (a) the lesser of $750,000 or 50% of the value of Synthetech’s raw materials and finished goods inventory plus (b) the lesser of $1.25 million or 85% of the value of Synthetech’s eligible accounts receivable.  Interest is payable at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  The annual fee for the credit facility is $20,000. Additionally, the credit facility has a minimum monthly fee of $2,500, which is reduced by interest charges.  The facility contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  The credit facility is scheduled to expire on September 15, 2010.  As of June 30, 2010, Synthetech had no borrowings outstanding under the facility and $1.3 million in availability.  Availability is computed as the total commitment of $2.0 million less amounts which are utilized by borrowings or other commitments, less amounts not supported by eligible accounts receivable or inventory.

NOTE G.   LONG-TERM DEBT

Synthetech has entered into term loan facilities from the same finance company that provided Synthetech’s line of credit facility.  The loans contain no financial covenants and are collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.  Terms of the loans are as follows:

•
In November 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The loan matures on November 5, 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on December 1, 2008, with a balloon payment of $200,000 due on maturity.  The note bears interest at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  Synthetech used the term loan proceeds for working capital purposes.  The amount outstanding under this term loan facility as of June 30, 2010 was $342,000.

•
In May 2008, Synthetech entered into a term loan facility under which it borrowed $550,000. The loan matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The note bears interest at (a) 8% or (b) the prime rate plus 4%, whichever is higher.  In May 2009 and 2010, Synthetech paid an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  Synthetech used the term loan proceeds to expand its large-scale reactor capacity and to install a distillation column and equipment intended to recycle spent solvents.  The amount outstanding under this term loan facility as of June 30, 2010 was $320,000.

Scheduled long-term debt principal repayments under the term loan facilities are as follows:

Years ending March 31,
2011	$157,000
2012	505,000
Total	$662,000

NOTE H.    NOTES PAYABLE

During November and December 2009, Synthetech financed $200,000 of annual premiums for certain of its insurance policies.  The amount outstanding under the finance agreement as of June 30, 2010 was $16,000.

NOTE I.   LEASE COMMITMENTS

Synthetech leases laboratory facilities and related office space in San Diego, California.  The lease expires in August 2013.  Synthetech is responsible for paying its pro-rata share of maintenance, taxes and insurance costs in addition to the minimum lease payments.

Future minimum lease payments as of June 30, 2010 are as follows:

Years ending March 31,
2011	$66,000
2012	95,000
2013	101,000
2014	43,000
Total	$305,000

NOTE J.    EMPLOYEE STOCK BENEFIT PLAN

Description of the Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of Synthetech’s common stock on the date of grant.  Employee options generally vest (a) one-third on the date of grant and in equal annual installments between the date of grant and the subsequent two years or (b) over a three year period on their annual anniversary dates. On occasion, individual options may have different vesting terms.  Options granted to non-management Directors generally vest ratably over the five succeeding years from the date of grant.  All options expire no later than ten years from the date of grant.  As of June 30, 2010, 331,650 shares were available for issuance under the 2005 Plan.

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the quarter ended June 30, 2010 is presented below:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of Options	Exercise Price	Contractual Term (years)	Intrinsic Value
Options outstanding, March 31, 2010	2,349,400	$0.85	5.2
Granted	-	-
Exercised	-	-
Forfeited	(46,800)	$2.67
Options outstanding, June 30, 2010	2,302,600	$0.81	5.7	$178,000

Options exercisable, June 30, 2010	1,831,421	$0.89	5.1	$144,000

No options were granted during the first quarters of fiscal 2011 and 2010.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the first quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on June 30, 2010.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of June 30, 2010, $97,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.1 years.

Expense Information under SFAS No. 123(R)
Stock-based compensation expense was allocated as follows:

	For the three months ended June 30,
	2010	2009
Stock-based compensation expense:
Cost of revenue	$3,000	$3,000
Operating expenses	12,000	9,000
Stock-based compensation expense
before income taxes	15,000	12,000
Income tax expense (benefit)	-	-
Total stock-based compensation
expense after income taxes	$15,000	$12,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our future performance and operating results; our engagement of a financial advisor and pursuit of potential strategic alternatives; expected revenue from and shipping dates for customer orders; future revenue for a customer market category; recurrence of large-scale projects; resolution of manufacturing process difficulties; estimated quarterly stock-based compensation amounts; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the timing and amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: market perception and our implementation of our pursuit of strategic alternatives; the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards; and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements to reflect events or circumstances that may occur or arise after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW
Synthetech, Inc., based in Albany, Oregon, is a fine chemicals company specializing in organic synthesis, biocatalysis and chiral technologies.  We develop and manufacture proprietary custom chiral intermediates, amino acid derivatives, specialty amino acids, and peptide fragments primarily for the pharmaceutical industry.  Synthetech produces advanced pharmaceutical intermediates in accordance with Current Good Manufacturing Practices (cGMP) in compliance with U.S. Food and Drug Administration (FDA) regulations.  Our products support the development and manufacture of therapeutic peptides, peptidomimetic (peptide-like) and small molecule drugs from early stages of a customer’s clinical development through market launch and into commercial production.  Synthetech’s products also support the production of synthetic chemistry derived medical devices.  Synthetech’s domestic and international customer base includes major and mid-size pharmaceutical, contract drug synthesis, emerging biopharmaceutical, established biopharmaceutical and medical device companies.

Financial Results

For the first quarter of our fiscal year ending March 31, 2011, Synthetech reported revenue of $2.0 million, gross income of $300,000 and a net loss of $763,000, or $0.05 per share.  These results compared to revenue, gross income and net income for the first quarter of fiscal 2010 of $4.7 million, $2.0 million and $969,000, or $0.07 per basic share, respectively.

The decrease in revenue for the three months ended June 30, 2010 was primarily due to fewer orders supporting our large-scale projects. We believe the decrease in orders is due in part to order deferrals by certain customers as a result of customer project status and market conditions, as discussed below.

The net loss for the three months ended June 30, 2010 compared to the net income for the prior year’s corresponding period is primarily attributable to the decrease in revenue of $2.6 million between the two periods.

During the first quarter of fiscal 2011, Synthetech generated $539,000 in cash from operations and used $167,000 for capital expenditures and an additional $125,000 for loan repayments.  We had no outstanding balance on our credit facility at the beginning and end of the first quarter of fiscal 2011.   During the quarter, working capital decreased $1.1 million to $6.2 million as of June 30, 2010, compared to $7.3 million at March 31, 2010.

Market Overview
We believe that Synthetech will be able to capitalize on new revenue opportunities because of our proprietary technology positions in both amino acid chemistry and multi-step chiral organic synthetic chemistry.  Several large multi-national pharmaceutical companies have made a strategic decision to outsource more of their manufacturing requirements. We believe we are well positioned to compete for these new opportunities because of our long association with the pharmaceutical industry, large-scale domestic manufacturing facility, and experienced chemists and research and development group.

We have increasingly targeted market opportunities at both established and emerging biopharmaceutical companies. These opportunities are being driven in large part by the need of large pharmaceutical companies to develop new drugs. A number of block-buster drugs will lose patent protection and become generic over the next five years, and large pharmaceutical companies are seeking to offset the impact of this development with increased internal drug development efforts augmented by the in-licensing of promising new drug candidates from emerging biopharmaceutical companies. Most emerging biopharmaceutical companies have limited manufacturing expertise, which we believe provides a company like Synthetech with additional market opportunities.

During recent years, a substantial portion of Synthetech’s annual revenue has been derived from multiple customers’ development projects that target a common indication. Management commonly refers to this indication as Synthetech’s “franchise” business.  Revenue from the franchise business was $-0- and $3.2 million in the first quarter of fiscal 2011 and 2010, respectively.  While this franchise business had a significant impact on our operating results in the first quarter of fiscal 2010, it has been in, what we believe to be, a temporary quiet cycle.  This fluctuation is typical for projects moving through clinical development.  The length of time between orders for Phase II and Phase III clinical studies is difficult to predict but may be two to three years depending on the customers’ requirements for their project.  For fiscal 2010 and 2009, approximately 25% and 29%, respectively, of our revenue was derived from these franchise projects.  Management believes the franchise business has strong growth potential but that revenues from these projects will continue to fluctuate on a quarterly basis.  With quarter-to-quarter revenue fluctuations common in our industry, management believes year-over-year results are more indicative of our long-term performance.

During the fourth quarter of fiscal 2010, we established a small laboratory facility in San Diego, California.  Our San Diego Research Center (SDRC) is designed for the manufacture of small-scale laboratory projects.  SDRC began operations in June 2010 and is off to a busy start.  The leased laboratory facility is currently staffed by two chemists with experience in the synthesis of small molecules.  We believe that some of the small-scale business generated from SDRC will have the potential to mature into larger drug development projects which can be manufactured in our facility in Albany, Oregon.

Synthetech’s revenues are largely based on the status of individual, large-scale customer projects and can vary significantly from period to period and by customer market category.  Approximate revenue by customer market category for all types of projects for the first quarters of fiscal 2011 and 2010 was as follows:

Customer	For the Three Months Ended June 30,
Market Category	2010	2009
Specialty chemical (non-pharmaceutical)	$791,000	$-
Contract drug synthesis	505,000	262,000
Major and mid-size pharmaceutical	460,000	3,845,000
Established biopharmaceutical	161,000	45,000
Emerging biopharmaceutical	97,000	210,000
Medical device	-	235,000
Other	33,000	67,000
Total revenue	$2,047,000	$4,664,000

Information relating to the above table includes the following:

•
Revenue from our specialty chemical (non-pharmaceutical) customer market category is primarily in support of projects in a sector outside of pharmaceuticals and medical devices.  Future demand from the largest underlying customer project in this category may decline as our customer implements plans to internally source its production requirements.

•
Our first quarter fiscal 2011 revenue from contract drug synthesis companies exceeds the comparable period of fiscal 2010 by 93%.  Generally, our contract drug synthesis customers have been adversely affected by a decrease in activity with emerging biopharmaceutical customers.  We expect that this trend may continue for the remainder of fiscal 2011.  Our fiscal 2011 revenues from this customer category will depend to a larger extent upon the status of individual drug development and the market for commercial projects in which we supply materials.

•
During the first quarter of fiscal 2010, Synthetech substantially completed a large order for a drug development project in Phase II clinical trials.  The decrease in revenue in the first three months of fiscal 2011 from major and mid-size pharmaceutical companies was primarily the result of the status of ongoing large-scale customer drug development projects.  We believe that our fiscal 2011 revenue from major and mid-size pharmaceutical companies may be adversely impacted by the current economic downturn.  However, we believe that revenue from this customer classification will depend more upon the status of individual drug development projects and customer acceptance of marketed products rather than on the prevailing economic environment.

•
Revenue from established biopharmaceutical companies was substantially composed of sales to a single company.  Future large demand from this customer presently depends on the status of a Phase II drug development project.

•	Despite the difficult economic environment, we continue to receive new orders and significant inquiries from some of our emerging biopharmaceutical customers.

•
Medical device revenue for the first quarter of fiscal 2010 resulted from a project with a single customer.  Due to high customer inventory levels we are uncertain of the timing of future demand for this marketed product.

If, as a result of the recent economic environment, our customers are unsuccessful in generating sufficient revenue or are unable to secure financing, they may reduce their purchases of our products or not be able to pay, or may delay payment of, accounts receivable that are owed to us.  In addition, the economic downturn may cause some of our customers to discontinue operations.  Any inability of current or future customers to continue to purchase products or to pay us for purchased products would adversely affect our results of operations and cash flow.

Business Conditions
Synthetech’s order backlog as of June 30, 2010 and 2009 was approximately $2.6 million and $4.6 million, respectively.  We expect that a majority of the June 30, 2010 backlog will ship during the second quarter of fiscal 2011, which ends September 30, 2010, and substantially all of the remainder is scheduled to ship during the second half of fiscal 2011.

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

Strategic Alternatives
As previously announced, Synthetech has hired a financial advisor to review strategic alternatives aimed at enhancing shareholder value.  Strategic alternatives Synthetech may pursue could include, among others, execution of Synthetech's operating plan, the sale or acquisition of assets or businesses, partnering or other collaboration agreements or arrangements, a merger or sale of the company or other strategic transactions. The exploration of strategic alternatives may not result in any agreement or transaction and, if completed, any agreement or transaction may not be successful or on attractive terms.  Synthetech does not intend to disclose developments with respect to this process unless and until the evaluation of strategic alternatives has been completed or it enters into definitive agreements for a specific, material transaction.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the percentage of revenues represented by each item included in our condensed Statements of Operations.

	Three Months
	Ended June 30,
	2010	2009

Revenue	100.0%	100.0%
Cost of revenue	85.3	56.9

Gross income	14.7	43.1

Research and development	16.7	6.5
Selling, general and administrative	33.5	15.0

Total operating expenses	50.2	21.5

Operating income (loss)	(35.5)	21.6

Interest income	-	0.1
Interest expense	(1.5)	(0.9)

Income (loss) before income taxes	(37.0)	20.8

Income taxes	0.3	-

Net income (loss)	(37.3%)	20.8%

Revenue

Revenue of $2.0 million for the first quarter of fiscal 2011 decreased by $2.6 million, or 56%, from revenue of $4.7 million for the first quarter of fiscal 2010.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue.  Revenue earned from one large-scale project was $711,000 during the first quarter of fiscal 2011.  This large-scale project supports a marketed product in the specialty chemical sector.

Revenue earned from four large-scale projects was $3.6 million during the first quarter of fiscal 2010.  These four large-scale projects support two drug development projects on behalf of two major pharmaceutical companies and a marketed drug and medical device project.  Each of these customer projects are presently active, however, the timing of future customer orders is uncertain.

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

International sales, were $1.2 million and $2.9 million in the first quarter of fiscal 2011 and 2010, respectively.  The bulk of international sales for the first quarter of fiscal 2011 were for international delivery on behalf of a domestic customer.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income

Gross income for the first quarter of fiscal 2011 decreased $1.7 million, to $300,000, or 15% of revenue, compared to gross income of $2.0 million, or 43% of revenue, for the first quarter of fiscal 2010.  Gross income for the first quarter of fiscal 2011 suffered from a reduced level of revenue compared to the first quarter of fiscal 2010.

Gross income for the first quarter of fiscal 2010 benefited from favorable revenue volume; a favorable product mix; improved throughput and efficiencies; and raw material and other cost reductions.

Manufacturing department costs incurred during the first quarter of fiscal 2011 decreased $277,000 compared to the comparable period of fiscal 2010.  Manufacturing department costs for the first quarter of fiscal 2010 included approximately $87,000 for employee incentives and severance costs compared to no such costs in the comparable period of fiscal 2011.

Gross income for the first quarters of fiscal 2011 and 2010 reflects charges for impaired inventory of $147,000 for both periods.  Synthetech routinely develops manufacturing processes to produce new products or to refine procedures for existing products.  It is not unusual for manufacturing costs associated with new processes or certain existing processes to exceed the selling price for batches of product, which results in an inventory write-off.  It remains difficult to rework certain materials on a cost effective basis.  Synthetech also writes-off inventory that is specific to any customer project that has been discontinued.

Cost of revenue includes raw materials, direct labor, manufacturing overhead, other direct costs, and adjustments to inventory.

Operating Expenses

R&D Expense.  Research and development (R&D) expenses were $341,000 and $303,000 in the first quarters of fiscal 2011 and 2010, respectively, or approximately 17% and 6% of revenue, respectively.

The increase of $38,000 in R&D expense between the first quarters of fiscal 2011 and 2010 included:

•	expenses related to Synthetech’s San Diego Research Center (SDRC) of $115,000,

partially offset by:

•	net decreases during the first quarter of fiscal 2011 in various expenses of $69,000, which includes reduced charges for employee incentives and severance costs of $41,000 ; and

•
a decrease during the first quarter of fiscal 2011 of $8,000 arising from increases in the amount of R&D department costs allocated to inventory for the manufacture of customer products, as described below.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department at times manufactures small-scale products.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first quarter fiscal 2011 and 2010 were $41,000 and $33,000, respectively.

SDRC began operations during June 2010.  The purpose of establishing SDRC is to involve Synthetech in customer projects in which we previously may not have participated and to quickly produce small quantities of early stage material for an expanding customer base.

SG&A Expense.  Selling, general and administrative (SG&A) expense for the first quarter of fiscal 2011 decreased $16,000 to $686,000, or 34% of revenue, compared to $702,000, or 15% of revenue, in the first quarter of fiscal 2010.  The decrease in the components of SG&A expense between the two periods included:

•	An aggregate decrease in compensation expense of $121,000, primarily composed of a decrease in employee incentives of $126,000, less net aggregate increases in salaries and benefits of $5,000,

partially offset by:

•	Placement fees and related costs of $54,000 related to the hiring of two senior sales positions, and

•	A net increase in other expense categories of $51,000.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Expense

Interest expense in the first quarter of fiscal 2011 was $30,000, compared to $40,000 in the same period of fiscal 2010.  Synthetech’s interest expense is primarily derived from expense on its long-term debt, line of credit and notes payable.  The decrease in interest expense between the periods primarily relates to the level of borrowings and the interest rates in effect during the periods.

Income Taxes

Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income (Loss)

As a result of the foregoing factors, the net loss for the first quarter of fiscal 2011 was $763,000, compared to net income of $969,000 for the comparable period of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $1.3 million at June 30, 2010, compared to $1.1 million at March 31, 2010.

At June 30, 2010, Synthetech reported working capital of $6.2 million, compared to $7.3 million at March 31, 2010.  The $1.1 million decrease in working capital between the two periods was primarily the result of the net loss for the three month period of $763,000, repayments of long-term debt of $53,000 and capital expenditures of $167,000 partially offset by non-cash charges for depreciation of $126,000 and for stock based compensation of $15,000.  Further decreasing working capital, a $220,000 balloon payment due in May 2011 rolled from long-term debt to the current portion of long-term debt.

We generated cash in our operating activities of $539,000 in the first three months of fiscal 2011, compared to $2.7 million in the first three months of fiscal 2010.

In the first three months of fiscal 2011, the net loss of $763,000, adjusted for non-cash charges for depreciation and stock-based compensation expense of $126,000 and $15,000, respectively, reduced cash provided by operating activities by $622,000.  Accounts receivable decreased $1.6 million to $1.2 million at June 30, 2010, from $2.8 million at March 31, 2010, primarily due to a reduced level of sales between the two quarters.  Inventory increased $259,000 to $5.3 million at June 30, 2010, from $5.1 million at March 31, 2010.  Work in process inventory increased $285,000 for the quarter in response to customer orders expected to ship in the second quarter of fiscal 2011.  Primarily as a result of the amortization of insurance premiums and property taxes, prepaid expenses decreased $93,000 to $218,000 at June 30, 2010, from $311,000 at March 31, 2010.  Accounts payable increased $89,000 to $917,000 at June 30, 2010, from $828,000 at March 31, 2010.  Accrued compensation, which is primarily composed of accrued employee incentives, accrued vacation pay and accrued compensation decreased $376,000 to $421,000 at June 30, 2010, from $797,000 at March 31, 2010.  Employee incentives approximating $350,000, which were earned in fiscal 2010, were paid to employees in June 2010.  Deferred revenue, which reflects advance payments on customer orders, increased to $58,000 at June 30, 2010 from $-0- at March 31, 2010.  Other accrued liabilities decreased $13,000 to $12,000 at June 30, 2010, from $25,000 at March 31, 2010.

Cash used in investing activities for the first three months of fiscal 2011 was $167,000 compared to $15,000 in fiscal 2010.  All these amounts relate to capital expenditures.  Synthetech’s capital budget for fiscal 2011 is $1.0 million and is intended to increase capacity for the manufacture of small-scale active pharmaceutical ingredients (APIs), and to address opportunities for cost savings and replace aging equipment.  As a result of the current economic environment, Synthetech will closely manage and may defer certain of its capital expenditures scheduled for fiscal 2011.  Synthetech expects to finance additional capital expenditures from cash on hand, internal cash flow or debt financing.

Cash used in financing activities for the first three months of fiscal 2011 was $125,000, compared to cash used in financing activities of $153,000 in the first three months of fiscal 2010.  For both three month periods cash used in financing activities was for scheduled debt repayments.

Cash and cash equivalents increased $247,000 during the first three months of fiscal 2011, to $1.3 million at June 30, 2010, from $1.1 million at March 31, 2010.

Customers have appeared more cautious in placing orders and we believe that some order decisions are being deferred as a result of the uncertain economic environment and regulatory considerations.  We believe that this environment has unfavorably impacted revenue for the first quarter of fiscal 2011 and believe that it may have an unfavorable impact on future periods.

As noted above, for the first quarter of fiscal 2011, our primary source of cash included funds generated from operations, and we had no borrowings under our $2.0 million line of credit.  Generally, we finance our more significant insurance premiums and may do so again during the upcoming third quarter of fiscal 2011.  In addition to the potential financing of our insurance premiums, we may enter into long-term financing arrangements to fund key capital expenditures.  Additionally, we intend to renew or replace our line of credit which matures in September 2010.  From time to time, we may explore options to refinance our borrowings.

As discussed above, as of June 30, 2010, we had $1.3 million of cash and cash equivalents, $1.2 million of accounts receivable, no outstanding borrowings under our line of credit, and our backlog was $2.6 million.  Our line of credit facility matures in September 2010 and our term loans mature in May and November of 2011.  As discussed above, we intend to renew or replace our line of credit.  Based on these items and other assessments by management, we believe that our existing cash and cash equivalents, anticipated availability under our line of credit facility, and any funds generated from operations will be sufficient to support our operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under our line of credit facility or any funds generated from operations or from other sources will be sufficient to satisfy our liquidity requirements.

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

Synthetech’s current lender is a finance company that receives its liquidity and lending capacity from bank borrowings.  If, as a result of the difficulties in the credit markets or otherwise, our lender is unable to borrow funds from its banks, then our ability to borrow under our line of credit with the lender or refinance our term debt with such lender if needed would be impaired.  In addition, we are subject to a cash management system as part of our credit facility arrangement pursuant to which a significant portion of our cash flows is to accounts controlled by our lender.  If economic difficulties or other factors were to affect the continued viability of our lender, our access to cash subject to this system could be harmed.  We currently believe our lender will remain viable.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectability of specific accounts.  The allowance for doubtful accounts as of June 30, 2010 and March 31, 2010 was $15,000.  Synthetech’s provision for credit losses for the first quarter of fiscal 2011 and 2010 was insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

Production Factors
Synthetech has a full range “kilograms to tons” of production capability and has made over 500 products. With many years of experience, Synthetech has developed extensive process technology and is recognized as one of the leaders in our industry.  Nevertheless, initial batches of new products and scaling up production processes for existing products may result in significantly lower than expected yields and extended processing time, and may require substantial work to meet customer specifications.  This could cause increased costs and delayed shipments, either of which could negatively affect periodic operating results.

OFF-BALANCE SHEET ARRANGEMENTS
Synthetech does not have special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.  As of June 30, 2010, Synthetech has employee agreements with its President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, and Vice President of Operations.  The agreements generally provide that a termination of the executive without "cause" (as defined) or termination by the executive for "good reason" (as defined) obligates us to pay certain severance benefits specified in the agreement.

Item 4.  Controls and Procedures

Synthetech maintains a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in our reports under the Securities Exchange Act of 1934.  In accordance with Rule 13a-15(b) of the Securities and Exchange Act of 1934, our management evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of the design and operation of Synthetech’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this report.  Based upon that evaluation, our principal executive officer and the principal financial officer concluded that Synthetech’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting during the first quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing Synthetech.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition and operating results.

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

SYNTHETECH, INC. (Registrant)

Date: August 10, 2010	By:	/s/ Gregory R. Hahn
Gregory R. Hahn
President and Chief Executive Officer

Date: August 10, 2010	By:	/s/ Gary A. Weber
Gary A. Weber
Senior Vice President and
Chief Financial Officer