Form 10-Q
period 2010-09-30
SYNTHETECH INC
filed 2010-11-12
CIK 749290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company☑

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 10, 2010
Common stock, $0.001 par value	14,664,614

SYNTHETECH, INC

INDEX

			Page
Part I.	Financial Information

	Item 1	Unaudited Condensed Financial Statements

		Balance Sheets	1
		Statements of Operations	3
		Statements of Cash Flows	4
		Notes to Unaudited Condensed Financial Statements	5

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 4	Controls and Procedures	27

Part II.	Other Information

	Item 1A	Risk Factors	28

	Item 6	Exhibits	28

	Signatures		29

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SYNTHETECH, INC.

Condensed Balance Sheets
(unaudited)

	September 30,	March 31,
	2010	2010
Assets

Current Assets:
Cash and cash equivalents	$130,000	$1,062,000
Accounts receivable, less allowance
for doubtful accounts of $15,000 for
both periods	1,776,000	2,796,000
Inventories	5,848,000	5,056,000
Prepaid expenses	125,000	311,000

Total Current Assets	7,879,000	9,225,000

Property, Plant and Equipment, net	3,992,000	4,050,000

Total Assets	$11,871,000	$13,275,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Balance Sheets
(continued)
(unaudited)

	September 30,	March 31,
	2010	2010
Liabilities and Shareholders’ Equity
Current Liabilities:
Line of credit	$5,000	$-
Current portion of long-term debt	393,000	210,000
Note payable	-	88,000
Accounts payable	1,203,000	828,000
Accrued compensation	377,000	797,000
Deferred revenue	34,000	-
Other accrued liabilities	30,000	25,000

Total Current Liabilities	2,042,000	1,948,000

Long-term debt	217,000	505,000

Total Liabilities	2,259,000	2,453,000

Shareholders' Equity:
Common stock, $.001 par value; authorized
100,000,000 shares; issued and outstanding,
14,664,614 shares for both periods	15,000	15,000
Paid-in capital	9,562,000	9,533,000
Retained earnings	35,000	1,274,000

Total Shareholders' Equity	9,612,000	10,822,000

Total Liabilities and Shareholders' Equity	$11,871,000	$13,275,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	$2,849,000	$4,001,000	$4,896,000	$8,665,000
Cost of revenue	2,107,000	2,361,000	3,854,000	5,014,000

Gross income	742,000	1,640,000	1,042,000	3,651,000

Research and development	308,000	239,000	649,000	542,000
Selling, general and administrative	881,000	733,000	1,567,000	1,435,000

Total operating expenses	1,189,000	972,000	2,216,000	1,977,000

Operating income (loss)	(447,000)	668,000	(1,174,000)	1,674,000

Interest income	1,000	2,000	2,000	5,000
Interest expense	(27,000)	(31,000)	(57,000)	(71,000)

Income (loss) before income taxes	(473,000)	639,000	(1,229,000)	1,608,000

Income taxes	3,000	-	10,000	-

Net income (loss)	$(476,000)	$639,000	$(1,239,000)	$1,608,000

Net income (loss) per common share:
Basic and diluted income (loss) per share	$(0.03)	$0.04	$(0.08)	$0.11
Weighted average shares outstanding:

Basic	14,664,614	14,650,614	14,664,614	14,649,762
Diluted	14,664,614	15,263,270	14,664,614	15,183,545

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.

Condensed Statements of Cash Flows
(unaudited)

For The Six Months Ended September 30,	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,239,000)	$1,608,000
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation expense	254,000	269,000
Loss on retirement of equipment	-	12,000
Stock-based compensation expense	29,000	27,000

(Increase) decrease in assets:
Accounts receivable, net	1,020,000	902,000
Inventories	(792,000)	(124,000)
Prepaid expenses	186,000	187,000

Increase (decrease) in liabilities:
Accounts payable	375,000	(509,000)
Accrued compensation	(420,000)	(234,000)
Deferred revenue	34,000	-
Other accrued liabilities	5,000	(3,000)
Cash Provided By (Used In) Operating Activities	(548,000)	2,135,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Property, plant and equipment purchases	(196,000)	(113,000)
Cash Used In Investing Activities	(196,000)	(113,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	5,000	-
Principal payments under long-term debt obligations	(105,000)	(105,000)
Repayment of note payable	(88,000)	(102,000)
Proceeds from exercise of stock options	-	-
Cash Used In Financing Activities	(188,000)	(207,000)

Increase (Decrease) in Cash and Cash Equivalents	(932,000)	1,815,000

Cash and Cash Equivalents at Beginning of Period	1,062,000	588,000

Cash and Cash Equivalents at End of Period	$130,000	$2,403,000

The accompanying notes are an integral part of these condensed financial statements.

SYNTHETECH, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(Information as of September 30, 2010 and for the three and six month periods ended September 30, 2010 are unaudited)

NOTE A.                      AGREEMENT AND PLAN OF MERGER

On September 13, 2010, Synthetech entered into an Agreement and Plan of Merger (the Merger Agreement) with W. R. Grace & Co.-Conn, a Connecticut corporation (or Grace), and Mallard Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Grace.  The Merger Agreement provides for the merger of Mallard Acquisition Corp. with and into Synthetech, as a result of which Synthetech would become 100% owned by Grace.  If the merger is completed, Grace will pay to Synthetech shareholders and holders of applicable options to purchase shares of Synthetech common stock cash merger consideration as set forth in the Merger Agreement.  Synthetech has scheduled a special shareholder meeting for November 17, 2010 to consider and vote on the Merger Agreement.  Synthetech has filed with the Securities and Exchange Commission and provided to all shareholders a definitive proxy statement dated October 18, 2010, which includes detailed information about the proposed merger and the calculation of the merger consideration to be paid to Synthetech securityholders.  If Synthetech’s shareholders approve the Merger Agreement at the special meeting, the closing of the merger is expected to occur shortly after the meeting.

NOTE B.                      GENERAL AND BUSINESS

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

Cash and cash equivalents consist of the following:

	September 30,	March 31,
	2010	2010

Cash	$30,000	$174,000
Cash equivalents	100,000	888,000
	$130,000	$1,062,000

Accounts Receivable: Accounts receivable are recorded at the invoiced amount and do not bear interest.  Synthetech does not finance its trade receivables by factoring the balances to a third party.   The allowance for doubtful accounts is established by a review of aged accounts receivable and a review for collectibility of specific accounts.  The allowance for doubtful accounts as of September 30, 2010 and March 31, 2010 was $15,000.  For the six month period ended September 30, 2010 and 2009, Synthetech’s provision for credit losses were insignificant.

Concentrations of Credit Risk:  Financial instruments that potentially subject Synthetech to significant concentrations of credit risk consist principally of cash equivalents and trade accounts receivable. Cash equivalents primarily consist of money market accounts with maturities at purchase of less than three months.  Synthetech’s customers consist primarily of major and mid-size pharmaceutical companies as well as contract drug synthesis firms, emerging and established biopharmaceutical and medical device companies.  Synthetech’s customers are primarily located in the United States and Western Europe.  At September 30, 2010, two customers had accounts receivable balances of 18% and 16% of total accounts receivable.  At March 31, 2010, four customers had accounts receivable balances of 28%, 16%, 16% and 14% of total accounts receivable.  During the first half of fiscal 2011, sales to two customers, each exceeding 10% of revenue for the six month period, accounted for approximately 43% of Synthetech’s revenue.  During the first half of fiscal 2010, sales to three customers, each exceeding 10% of revenue for the six month period, accounted for approximately 76% of Synthetech’s revenue.  Synthetech’s reliance on major customers and the absence of long term contracts could adversely affect operating results if a major customer were lost or failed to pay Synthetech.

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

Shares used to compute income (loss) per share are as follows:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$(476,000)	$639,000	$(1,239,000)	$1,608,000

Basic, weighted average shares	14,664,614	14,650,614	14,664,614	14,649,762
Dilutive effect of stock options	-	612,656	-	533,783
Diluted, weighted average shares	14,664,614	15,263,270	14,664,614	15,183,545

Basic income (loss) per share	$(0.03)	$0.04	$(0.08)	$0.11

Diluted income (loss) per share	$(0.03)	$0.04	$(0.08)	$0.11

NOTE D.                      STATEMENTS OF CASH FLOWS

Supplemental cash flow disclosures:

	For the Three Months		For the Six Months
Cash Paid	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Interest	$27,000	$31,000	$57,000	$71,000

NOTE E.                      INVENTORIES

The major components of inventories, net of reserves, are as follows:

	September 30,	March 31,
	2010	2010

Finished products	$2,425,000	$2,127,000
Work in process	1,715,000	1,167,000
Raw materials	1,708,000	1,762,000
	$5,848,000	$5,056,000

NOTE F.                      PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment and depreciable lives are summarized as follows:

	Depreciable Life	September 30,	March 31,
	In Years	2010	2010
Land		$241,000	$241,000
Buildings	15 – 40	1,629,000	1,617,000
Machinery and equipment	5 – 17	3,591,000	3,456,000
Laboratory equipment	5 – 17	1,532,000	1,519,000
Furniture and fixtures	3 – 5	113,000	105,000
Construction in process		42,000	14,000
		7,148,000	6,952,000

Less:
Accumulated depreciation		(3,156,000)	(2,902,000)

		$3,992,000	$4,050,000

NOTE G.                      ACCRUED COMPENSATION

Accrued compensation consists of the following:

	September 30,	March 31,
	2010	2010
Accrued paid time off	$321,000	$301,000
Accrued compensation	53,000	98,000
Employee incentives	3,000	398,000

	$377,000	$797,000

NOTE H.                      LINE OF CREDIT

Synthetech’s credit facility, with a finance company, provides for borrowings of up to $2.0 million or the maximum available under the borrowing base, whichever is less.  Interest is payable at (a) 9.25% or (b) the prime rate plus 6%, whichever is higher.  The fee to extend the credit facility from September 15, 2010 to a new expiration date of November 30, 2010 was $5,000. Additionally, the credit facility has a minimum monthly fee of $3,500, which is reduced by interest charges.  The facility contains no financial covenants and is collateralized by cash, cash equivalents, accounts receivable, inventories and property, plant and equipment.  As of September 30, 2010, Synthetech had $5,000 in borrowings outstanding under the facility and $1.6 million in availability.  Availability is computed as the total commitment of $2.0 million less amounts which are utilized by borrowings or other commitments, less amounts not supported by eligible accounts receivable or inventory.

NOTE I.                        LONG-TERM DEBT

Synthetech has entered into term loan facilities from the same finance company that provided Synthetech’s line of credit facility.  The loans contain no financial covenants and are collateralized by cash, cash equivalents, accounts receivable, inventories, and property, plant and equipment.  Terms of the loans are as follows:

•
In November 2008, Synthetech entered into a term loan facility under which it borrowed $500,000.  The loan matures on November 5, 2011, and requires 36 monthly principal payments equal to $8,333, plus interest, beginning on December 1, 2008, with a balloon payment of $200,000 due on maturity.  The note bears interest at (a) 9% or (b) the prime rate plus 5%, whichever is higher.  Synthetech used the term loan proceeds for working capital purposes.  The amount outstanding under this term loan facility as of September 30, 2010 was $317,000.

•
In May 2008, Synthetech entered into a term loan facility under which it borrowed $550,000. The loan matures on May 5, 2011, and requires 36 monthly principal payments equal to $9,167, plus interest, beginning on June 1, 2008, with a balloon payment of $220,000 due on maturity.  The note bears interest at (a) 8% or (b) the prime rate plus 4%, whichever is higher.  In May 2009 and 2010, Synthetech paid an annual loan fee equal to 1% of the then outstanding principal balance of the loan.  Synthetech used the term loan proceeds to expand its large-scale reactor capacity and to install a distillation column and equipment intended to recycle spent solvents.  The amount outstanding under this term loan facility as of September 30, 2010 was $293,000.

Scheduled long-term debt principal repayments under the term loan facilities are as follows:

Years ending March 31,
2011	$105,000
2012	505,000
Total	$610,000

NOTE J.                        LEASE COMMITMENTS

Synthetech leases laboratory facilities and related office space in San Diego, California.  The lease expires in August 2013.  Synthetech is responsible for paying its pro-rata share of maintenance, taxes and insurance costs in addition to the minimum lease payments.

Future minimum lease payments as of September 30, 2010 are as follows:

Years ending March 31,
2011	$45,000
2012	95,000
2013	101,000
2014	43,000
Total	$284,000

NOTE K.                        EMPLOYEE STOCK BENEFIT PLAN

Description of the Plans

Stock Plan
Synthetech grants equity-based compensation under its 2005 Equity Incentive Plan (the 2005 Plan).  Stock options, restricted stock awards and stock appreciation rights are authorized for issuance to employees, consultants and non-employee directors under the 2005 Plan.  Stock options are granted with an exercise price equal to the fair market value of Synthetech’s common stock on the date of grant.  Employee options generally vest (a) one-third on the date of grant and in equal annual installments between the date of grant and the subsequent two years or (b) over a three year period on their annual anniversary dates. On occasion, individual options may have different vesting terms.  Options granted to non-management Directors generally vest ratably over the five succeeding years from the date of grant.  All options expire no later than ten years from the date of grant.  As of September 30, 2010, 348,130 shares were available for issuance under the 2005 Plan.

Stock Option Activity

A summary of the changes in stock options outstanding under Synthetech’s 2005 Plan and otherwise during the six months ended September 30, 2010 is presented below:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of Options	Exercise Price	Contractual Term (years)	Intrinsic Value
Options outstanding, March 31, 2010	2,349,400	$0.85	5.2
Granted	-	-
Exercised	-	-
Forfeited	(83,280)	$1.82
Options outstanding, September 30, 2010	2,266,120	$0.82	5.4	$846,000

Options exercisable, September 30, 2010	1,845,521	$0.89	4.9	$621,000

No options were granted during the first half of fiscal 2011 and 2010.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between Synthetech’s closing stock price on the last trading day of the second quarter of fiscal 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had option holders exercised their options on September 30, 2010.  This amount changes based upon changes in the fair market value of Synthetech’s stock.

As of September 30, 2010, $81,000 of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested stock options is expected to be recognized over a weighted-average period of approximately 1.0 year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the results of Synthetech’s operations and financial condition should be read in conjunction with the accompanying condensed financial statements and the notes thereto included within this report.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical fact, including statements regarding industry prospects and future results of operations or financial position, made in this Quarterly Report are forward looking. Words such as “anticipates,” “believes,” “expects,” “future” and “intends” and similar expressions may identify forward-looking statements. In particular, forward-looking statements in this report include statements regarding:  our proposed merger with Grace; our future performance and operating results; expected revenue from and shipping dates for customer orders; future revenue for a customer market category; recurrence of large-scale projects; resolution of manufacturing process difficulties; estimated quarterly stock-based compensation amounts; the conditions of the fine chemicals industry; obtaining regulatory approval for new drugs and other matters relating to drug development progress; financing our current and future capital expenditures and the timing and amount of such expenditures; the effect any change in foreign currency exchange rates would have on our operating results; whether our cash and cash equivalents, borrowing capacity and internally-generated funds will be adequate to operate our business; and our inability to recognize deferred tax assets. Forward-looking statements reflect management’s current expectations, plans or projections and are inherently uncertain.  Actual results could differ materially from management's expectations, plans or projections.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The risks and uncertainties that may cause actual results to vary materially from any forward-looking statements include, but are not limited to, the following: satisfaction of the conditions to closing of the proposed merger with Grace included in the Merger Agreement; the uncertain market for our products; potential loss of a significant customer; customer concentration; potential termination or suspension by customers of significant projects or orders; potential production or shipping delays; potential period-to-period revenue or expense fluctuations; our limited financial and other resources; higher than expected cash use, or inability to borrow funds under our line of credit or to raise other debt or equity capital required to continue operations; production factors and timely access to raw materials; industry cost factors; competition; government regulation; labor disputes; technological change; future incentive stock awards; and international business risks.  Investors are urged to read our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, for a further description of risks and uncertainties related to forward-looking statements made by us as well as to other aspects of our business. Synthetech does not intend to release any revisions to these forward-looking statements to reflect events or circumstances that may occur or arise after the date hereof or to reflect the occurrence of unanticipated events.

AGREEMENT AND PLAN OF MERGER

On September 13, 2010, Synthetech entered into an Agreement and Plan of Merger (the Merger Agreement) with W. R. Grace & Co.-Conn, a Connecticut corporation (or Grace), and Mallard Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Grace.  The Merger Agreement provides for the merger of Mallard Acquisition Corp. with and into Synthetech, as a result of which Synthetech would become 100% owned by Grace.  If the merger is completed, Grace will pay to Synthetech shareholders and holders of applicable options to purchase shares of Synthetech common stock cash merger consideration as set forth in the Merger Agreement.  Synthetech has scheduled a special shareholder meeting for November 17, 2010 to consider and vote on the Merger Agreement.  Synthetech has filed with the Securities and Exchange Commission and provided to all shareholders a definitive proxy statement dated October 18, 2010, which includes detailed information about the proposed merger and the calculation of the merger consideration to be paid to Synthetech securityholders.  If Synthetech’s shareholders approve the Merger Agreement at the special meeting, the closing of the merger is expected to occur shortly after the meeting.

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

Financial Results

For the second quarter of our fiscal year ending March 31, 2011, Synthetech reported revenue of $2.8 million, gross income of $742,000, or 26% of revenue, and a net loss of $476,000, or $0.03 per share.  These results compared to revenue, gross income and net income for the second quarter of fiscal 2010 of $4.0 million, $1.6 million, or 41% of revenue, and $639,000, or $0.04 per share, respectively.

The decrease in revenue for the three months ended September 30, 2010 was primarily due to fewer orders supporting our large-scale projects. We believe the decrease in orders is due in part to order deferrals by certain customers as a result of customer project status and market conditions, as discussed below.

The net loss for the three months ended September 30, 2010 compared to the net income for the prior year’s corresponding period is primarily attributable to the decrease in revenue of $1.2 million between the two periods.

Revenue for the first half of fiscal 2011 was $4.9 million.  Related gross income was $1.0 million, or 21% of revenue, and the net loss was $1.2 million, or $0.8 per share. Revenue for the first half of fiscal 2010 was $8.7 million.  Related gross income was $3.7 million, or 42% of revenue, and net income was $1.6 million, or $0.11 per share.

The decrease in net income for the three and six months ended September 30, 2010 compared to the corresponding periods for the prior fiscal year is attributable primarily to: decreases in revenue between the corresponding periods; the second quarter of fiscal 2011 includes approximately $230,000 of legal and investment banking expenses related to the proposed merger with Grace, discussed above; and the first six months of fiscal 2011 includes $27,000 of employee incentives compared to $478,000 in the comparable period of fiscal 2010.

During the first half of fiscal 2011, Synthetech’s operating activities used $548,000 in cash, and an additional $196,000 of cash was used for capital expenditures and $188,000 for loan repayments.  We had a $5,000 balance outstanding on our credit facility at September 30, 2010.   During the first half of fiscal 2011, working capital decreased by $1.4 million to $5.8 million as of September 30, 2010, compared to $7.3 million at March 31, 2010.

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

During recent years, a substantial portion of Synthetech’s annual revenue has been derived from multiple customers’ development projects that target a common indication. Management commonly refers to this indication as Synthetech’s “franchise” business.  Revenue from the franchise business was $-0- and $3.6 million in the first half of fiscal 2011 and 2010, respectively.  While this franchise business had a significant impact on our operating results in the first half of fiscal 2010, it has been in what we believe to be a temporary quiet cycle.  This fluctuation is typical for projects moving through clinical development.  The length of time between orders for Phase II and Phase III clinical studies is difficult to predict but may be two to three years depending on the customers’ requirements for their project.  For fiscal 2010 and 2009, approximately 25% and 29%, respectively, of our revenue was derived from these franchise projects.  Management believes the franchise business has strong potential but that revenues from these projects will continue to fluctuate on a quarterly and annual basis.

With quarter-to-quarter revenue fluctuations common in our industry, management believes year-over-year results are more indicative of our long-term performance.

During the fourth quarter of fiscal 2010, we established a small laboratory facility in San Diego, California.  Our San Diego Research Center (SDRC) is designed for the manufacture of small-scale laboratory projects.  SDRC began operations in June 2010.  The leased laboratory facility is currently staffed by two chemists with experience in the synthesis of small molecules.  We believe that some of the small-scale business generated from SDRC will have the potential to mature into larger drug development projects which can be manufactured in our facility in Albany, Oregon.

 Synthetech’s revenues are largely based on the status of individual, large-scale customer projects and can vary significantly from period to period and by customer market category.  Approximate revenue by customer market category for all types of projects for the first half of fiscal 2011 and 2010 was as follows:

Customer	For the Six Months Ended September 30,
Market Category	2010	2009
Contract drug synthesis	$1,412,000	$2,055,000
Specialty chemical (non-pharmaceutical)	1,397,000	-
Major and mid-size pharmaceutical	1,323,000	5,450,000
Emerging biopharmaceutical	511,000	794,000
Established biopharmaceutical	207,000	49,000
Medical device	-	235,000
Other	46,000	82,000
Total revenue	$4,896,000	$8,665,000

Information relating to the above table includes the following:

•
Generally, our contract drug synthesis customers have been adversely affected by a decrease in activity with emerging biopharmaceutical customers.  We expect that this trend may continue for the remainder of fiscal 2011.  Our fiscal 2011 revenues from this customer category will depend to a larger extent upon the status of individual drug development projects and the market for commercial projects in which we supply materials.

•	Revenue from our specialty chemical (non-pharmaceutical) customer market category is primarily in support of projects in a sector outside of pharmaceuticals and medical devices.

•
The decrease in revenue in the first half of fiscal 2011 from major and mid-size pharmaceutical companies was primarily the result of the status of ongoing large-scale customer drug development projects.  During the first quarter of fiscal 2010, Synthetech substantially completed a large order for a drug development project in Phase II clinical trials.  We believe that our fiscal 2011 revenue from major and mid-size pharmaceutical companies may be adversely impacted by the current economic downturn.  However, we believe that revenue from this customer classification will depend more upon the status of individual drug development projects and customer acceptance of marketed products rather than on the prevailing economic environment.

•	Despite the difficult economic environment, we continue to receive new orders and significant inquiries from some of our emerging biopharmaceutical customers.

•
Revenue from established biopharmaceutical companies was substantially composed of sales to a single company.  Future demand from this customer presently depends primarily on the status of a Phase II drug development project.

•
Medical device revenue for the first half of fiscal 2010 resulted from a project with a single customer.  Due to high customer inventory levels we are uncertain of the timing of future demand for this marketed product.

Business Conditions
Synthetech’s order backlog as of September 30, 2010 and 2009 was approximately $3.0 million and $1.9 million, respectively.  We expect that most of the September 30, 2010 backlog will ship during the third quarter of fiscal 2011, which ends December 31, 2010.

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

Percentage of Revenue
	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	74.0	59.0	78.7	57.9

Gross income	26.0	41.0	21.3	42.1

Research and development	10.8	6.0	13.3	6.3
Selling, general and administrative	30.9	18.3	32.0	16.5

Total operating expenses	41.7	24.3	45.3	22.8

Operating income (loss)	(15.7)	16.7	(24.0)	19.3

Interest income	0.0	0.0	0.0	0.0
Interest expense	(0.9)	(0.8)	(1.1)	(0.8)

Income (loss) before income taxes	(16.6)	15.9	(25.1)	18.5

Income taxes	0.1	-	0.2	-

Net income (loss)	(16.7)%	15.9%	(25.3)%	18.5%

Revenue

Revenue of $2.8 million for the second quarter of fiscal 2011 decreased by $1.2 million, or 29%, from revenue of $4.0 million for the second quarter of fiscal 2010.  Revenue of $4.9 million for the first six months of fiscal 2011 decreased by $3.8 million, or 43%, from $8.7 million for the first half of fiscal 2010.

Because large-scale customer projects represent our primary source of revenue, the size and timing of shipments related to these projects can cause significant fluctuations in quarter-to-quarter revenue.
One large-scale project from the specialty chemical sector accounted for revenue of approximately $600,000 and $1.3 million in the second quarter and first six months of fiscal 2011, respectively.

Revenue from four large-scale projects was $2.5 million during the second quarter of fiscal 2010.  During the first six months of fiscal 2010, six large-scale projects contributed $6.1 million to revenue.

International sales, mainly to Europe, were $1.6 million and $2.8 million in the second quarter and first six months of fiscal 2011, respectively, compared to $1.9 million and $5.0 million in the second quarter and first six months of fiscal 2010, respectively.  International sales, like all of our revenues, are subject to significant quarterly fluctuations.

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

Gross income

Gross income for the second quarter of fiscal 2011 decreased $898,000 to $742,000, or 26% of revenue, compared to gross income of $1.6 million, or 41% of revenue, for the second quarter of fiscal 2010.  Gross income for the first six months of fiscal 2011 decreased $2.6 million, to $1.0 million, or 21% of revenue, compared to gross income of $3.7 million, or 42% of revenue, for the first six months of fiscal 2010.

The decrease in gross income is attributable primarily to the decrease in revenue between the two periods.

Manufacturing department costs incurred during the second quarter and first six months of fiscal 2011 decreased $81,000 and $359,000, respectively, compared to the comparable periods of fiscal 2010.

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

Operating Expenses

R&D Expense.  Research and development (R&D) expense for the second quarter of fiscal 2011 increased $69,000 to $308,000, or 11% of revenue, compared to $239,000, or 6% of revenue, for the second quarter of fiscal 2010.  R&D expense in the first six months of fiscal 2011 increased $107,000 to $649,000, or 13% of revenue, compared to $542,000, or 6% of revenue, in the first six months of fiscal 2010.  The increases in R&D expense between these periods included:

•	expenses related to Synthetech’s San Diego Research Center (SDRC) of $128,000 and $243,000 for the second quarter and first half of fiscal 2011, respectively; and

•	a net increase during the second quarter of fiscal 2011 in various expenses of $4,000;

partially offset by:

•
decreases during the second quarter and first six months of fiscal 2011 of $41,000 and $49,000, respectively, arising from increases in the amount of R&D department costs allocated to inventory for the manufacture of customer products, as described below;

•	aggregate decreases during the second quarter and first six months of fiscal 2011 in employee incentives, severance and related costs of $22,000 and $69,000, respectively; and

•	a net decrease during the first six months of fiscal 2011 in various expenses of $18,000.

Synthetech’s R&D department primarily develops processes to manufacture and optimize the production of our products and their related scale-up to manufacturing quantities.  Additionally, the R&D department at times manufactures small-scale products.  The cost of producing these small-scale products is captured in inventory and not reflected in R&D expense.  The amount of R&D department costs charged to the manufacture of small-scale products can cause fluctuations between reporting periods in the amount of reported R&D expense.  R&D department costs charged to inventory in the first six months of fiscal 2011 and 2010 were $61,000 and $102,000, respectively.

SG&A Expense.  Selling, general and administrative (SG&A) expense in the second quarter of fiscal 2011 increased $148,000 to $881,000, or 31% of revenue, compared to $733,000, or 18% of revenue, in the second quarter of fiscal 2010.

The increase in SG&A expense between these two periods included:

•	an aggregate $251,000 increase in professional fees, primarily comprised of an increase in legal and investment banking fees related to the proposed merger with Grace and the Merger Agreement;

partially offset by:

•	a decrease in compensation and related expenses of $83,000; and

•	a net decrease in various expenses of $20,000.

SG&A expense in the first six months of fiscal 2011 increased $132,000 to $1.6 million, or 32% of revenue, compared to $1.4 million, or 17% of revenue, in the first six months of fiscal 2010.

The increase in SG&A expense between the two six-month periods included:

•	an aggregate $259,000 increase in professional fees, primarily comprised of an increase in legal and investment banking fees related to the proposed merger with Grace and the Merger Agreement;

•	placement fees and related costs of $54,000 related to the hiring of two senior sales positions; and

•	a net increase in various expenses of $22,000;

partially offset by:

•
an aggregate net $203,000 decrease in compensation and related expense for the first six months of fiscal 2011, primarily reflecting a decrease in employee incentives of $266,000 and various net increases in compensation and related benefit costs.

SG&A expense consists of compensation and related fringe benefits for sales and administrative employees, costs of professional services, marketing costs, costs associated with being a public company, and costs related to administrative facilities and information services.

Interest Expense

Interest expense in the second quarter and first six months of fiscal 2011 was $27,000 and $57,000 respectively, compared to $31,000 and $71,000, respectively, in the comparable periods of fiscal 2010.  The change in interest expense between the periods primarily relates to the level of borrowings on Synthetech’s line of credit and long-term debt.

Income Taxes

Based on Synthetech’s history of losses in certain prior years and management’s evaluation of available tax planning strategies, we have concluded that for the foreseeable future Synthetech may be unable to recognize its net deferred tax assets as an income tax benefit, continuing for an uncertain period of time.

Net Income (Loss)

As a result of the foregoing factors, net losses for the second quarter and first six months of fiscal 2011 were $476,000 and $1.2 million, respectively, compared to net income of $639,000 and $1.6 million, respectively, for the comparable periods of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Synthetech’s cash and cash equivalents totaled $130,000 at September 30, 2010, compared to $1.1 million at March 31, 2010.

At September 30, 2010, Synthetech reported working capital of $5.8 million, compared to $7.3 million at March 31, 2010.  The $1.5 million decrease in working capital between the two periods was primarily the result of the net loss for the six month period of $1.2 million, repayments of long-term debt of $193,000 and capital expenditures of $196,000, partially offset by non-cash charges for depreciation of $254,000 and for stock based compensation of $29,000.  Further decreasing working capital, a $220,000 balloon payment due in May 2011 rolled from long-term debt to the current portion of long-term debt.

We used cash in our operating activities of $548,000 in the first six months of fiscal 2011, compared to generating cash of $2.1 million in the first six months of fiscal 2010.

In the first six months of fiscal 2011, the net loss of $1.2 million, adjusted for non-cash charges for depreciation and stock-based compensation expense of $254,000 and $29,000, respectively, accounted for increased cash used in operating activities of $956,000.  Accounts receivable decreased $1.0 million to $1.8 million at September 30, 2010, from $2.8 million at March 31, 2010, primarily due to a reduced level of sales between the two quarters.  Inventory increased $792,000 to $5.8 million at September 30, 2010, from $5.1 million at March 31, 2010.  Work in process inventory increased $548,000 for the quarter in response to customer orders expected to ship in the third quarter of fiscal 2011.  Primarily as a result of the amortization of insurance premiums and property taxes, prepaid expenses decreased $186,000 to $125,000 at September 30, 2010, from $311,000 at March 31, 2010.  Accounts payable increased $375,000 to $1.2 million at September 30, 2010, from $828,000 at March 31, 2010.  Accrued compensation, which is primarily composed of accrued employee incentives, accrued paid time off and accrued compensation, decreased $420,000 to $377,000 at September 30, 2010, from $797,000 at March 31, 2010.  Employee incentives approximating $350,000, which were earned in fiscal 2010, were paid to employees in June 2010.  Deferred revenue, which reflects advance payments on customer orders, increased to $34,000 at September 30, 2010 from $-0- at March 31, 2010.  Other accrued liabilities increased $5,000 to $30,000 at September 30, 2010, from $25,000 at March 31, 2010.

Cash used in investing activities for the first six months of fiscal 2011 was $196,000 compared to $113,000 in the first six months of fiscal 2010.  All these amounts relate to capital expenditures.  Synthetech’s capital budget for fiscal 2011 is $1.0 million and is intended to increase capacity for the manufacture of small-scale active pharmaceutical ingredients (APIs), and to address opportunities for cost savings and replace aging equipment.  As a result of the current economic environment, Synthetech will closely manage and may defer certain of its capital expenditures scheduled for fiscal 2011.  Synthetech expects to finance additional capital expenditures from cash on hand, internal cash flow or debt financing.

Cash used in financing activities for the first six months of fiscal 2011 was $188,000, compared to cash used in financing activities of $207,000 for the first six months of fiscal 2010.  For both six month periods, excluding activity on the line of credit, cash used in financing activities was for scheduled debt repayments.

Cash and cash equivalents decreased $932,000 during the first six months of fiscal 2011, to $130,000 at September 30, 2010, from $1.1 million at March 31, 2010.

Customers have appeared more cautious in placing orders and we believe that some order decisions are being deferred as a result of the uncertain economic environment and regulatory considerations.  We believe that this environment has unfavorably impacted revenue for the first half of fiscal 2011 and believe that it may have an unfavorable impact on future periods.

As discussed above, as of September 30, 2010, we had $130,000 of cash and cash equivalents, $1.8 million of accounts receivable, $5,000 in outstanding borrowings under our line of credit, and our backlog was $3.0 million.  Our line of credit facility matures on November 30, 2010 and our term loans mature in May and November of 2011.  If the proposed merger pursuant to the Merger Agreement is not completed as planned, we intend to seek to renew or replace our line of credit.  Based on these items and other assessments by management, we believe that our existing cash and cash equivalents, anticipated availability under our line of credit facility, and any funds generated from operations will be sufficient to support our operations for the next twelve months.  However, any projections of future cash needs and cash flows are subject to substantial uncertainty.  There can be no assurance that current cash and cash equivalent balances and any proceeds that may be available under our line of credit facility or any funds generated from operations or from other sources will be sufficient to satisfy our liquidity requirements.

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

Allowance for Doubtful Accounts
We analyze a customer’s creditworthiness by reviewing the customer’s payment history and financial stability.  We establish the allowance for doubtful accounts by reviewing aged accounts receivables and the collectability of specific accounts.  The allowance for doubtful accounts as of September 30, 2010 and March 31, 2010 was $15,000.  Synthetech’s provision for credit losses for the first quarter of fiscal 2011 and 2010 was insignificant.  If circumstances related to a specific customer change, Synthetech’s estimate of the recoverability of receivables could materially change.

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

OFF-BALANCE SHEET ARRANGEMENTS
Synthetech does not have special purpose entities or other off-balance sheet financing techniques that we believe have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital resources.  As of September 30, 2010, Synthetech has employee agreements with its President and Chief Executive Officer, Senior Vice President and Chief Financial Officer, Vice President of Sales and Vice President of Operations.  The agreements generally provide that a termination of the executive without "cause" (as defined) or termination by the executive for "good reason" (as defined) obligates us to pay certain severance benefits specified in the agreement.

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

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

SYNTHETECH, INC.
(Registrant)

Date: November 10, 2010	By:	/s/ Gregory R. Hahn
Gregory R. Hahn
President and Chief Executive Officer

Date: November 10, 2010	By:	/s/ Gary A. Weber
Gary A. Weber
Senior Vice President and
Chief Financial Officer